Form 10-Q
period 1995-03-31
COACHMEN INDUSTRIES INC
filed 1995-05-12
CIK 21212

Form 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

(MARK ONE)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                  OR

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to__________________

Commission file number  1-7160

                      COACHMEN INDUSTRIES, INC.
       (Exact name of registrant as specified in its charter)

              INDIANA                            35-1101097
  (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)          Identification number)

          601 EAST BEARDSLEY AVENUE, ELKHART, INDIANA 46514
         (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code        219-262-0123

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

    At April 30, 1995:

    Common Shares, without par value 7,440,251 shares outstanding Rights to purchase Common Shares 7,440,251 rights outstanding

       The index is at page 2 in the sequential numbering system

                             Page 1 of 13 pages

                      COACHMEN INDUSTRIES, INC.

                                INDEX


                                                            Page No.
PART I.  FINANCIAL INFORMATION

    Financial Statements:

       Consolidated Balance Sheets-
       March 31, 1995 and December 31, 1994....................3-4

       Consolidated Statements of Income-
       Three Months Ended March 31, 1995 and 1994.............. 5

       Consolidated Statements of Cash Flows-
       Three Months Ended March 31, 1995 and 1994.............. 6

       Condensed Notes to Consolidated Financial Statements....7-8

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations........................9-12

PART II.  OTHER INFORMATION.................................... 13

SIGNATURES..................................................... 13

                             Page 2 of 13 pages

                      COACHMEN INDUSTRIES, INC.
                     CONSOLIDATED BALANCE SHEETS

                                               MARCH 31,   DECEMBER 31,
                                                 1995         1994

ASSETS
CURRENT ASSETS
  Cash and temporary cash investments        $  8,991,859  $ 19,534,385
  Investments                                     800,000       800,000
  Trade receivables and current portion of
   notes receivable, less allowance for
   doubtful receivables 1995 - $711,000 and
   1994 - $986,000                             30,768,896    15,410,757
  Other receivables                             1,512,980     2,121,910
  Inventories                                  53,251,111    48,152,342
  Prepaid expenses and other                    1,064,548     1,179,475
  Deferred income taxes                         1,954,000     1,954,000

    Total current assets                       98,343,394    89,152,869

PROPERTY AND EQUIPMENT, at cost
  Land and improvements                         4,880,471     4,646,331
  Buildings and improvements                   26,918,139    20,618,726
  Machinery and equipment                       9,139,432     8,316,127
  Transportation equipment                      8,093,014     6,978,543
  Office furniture and fixtures                 3,999,311     3,795,421

    Total property and equipment, at cost      53,030,367    44,355,148

  Less, Accumulated depreciation               25,841,450    25,144,558

    Total net property and equipment           27,188,917    19,210,590

OTHER ASSETS
  Notes receivable                                286,130       288,767
  Real estate held for sale, less
   accumulated depreciation                     3,458,793     3,458,883
  Rental properties, less
   accumulated depreciation                     1,771,998     1,796,193
  Unexpended industrial revenue bond
   proceeds                                       930,222     3,337,122
  Intangibles, less accumulated amortization
   1995 - $138,086 and 1994 - $108,151          4,654,766       327,121
  Deferred income taxes                         1,493,000     1,493,000
  Other                                         5,973,001     5,956,737

     Total other assets                        18,567,910    16,657,823

TOTAL ASSETS                                 $144,100,221  $125,021,282

The accompanying notes are part of the consolidated financial statements.

                             Page 3 of 13 pages

                      COACHMEN INDUSTRIES, INC.
                 CONSOLIDATED BALANCE SHEETS (CONT'D)

                                               MARCH 31,    DECEMBER 31,
                                                 1995          1994

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt       $  2,712,414  $  1,530,553
  Accounts payable, trade                      23,650,343    20,398,679
  Accrued wages, salaries and commissions       2,303,343     3,075,622
  Accrued dealer incentives                     2,210,993     2,071,042
  Accrued warranty expense                      3,519,907     2,710,068
  Other accrued expenses                       10,269,411     6,304,825
  Accrued income taxes                          3,171,123     1,728,200

    Total current liabilities                  47,837,534    37,818,989

LONG-TERM DEBT                                 12,941,124     7,023,394

OTHER                                           5,626,117     5,422,953

    Total liabilities                          66,404,775    50,265,336

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   30,000,000 shares; issued 1995 - 9,110,159
   shares and 1994 - 9,073,696 shares          36,843,163    36,600,387
  Additional paid-in capital                    1,433,751     1,431,055
  Retained earnings                            55,044,097    52,359,629

     Total shareholders' equity before
      treasury shares                          93,321,011    90,391,071

  Less, Cost of shares reacquired for the
   treasury 1995 - 1,674,116 shares and
   1994 - 1,674,821 shares                     15,625,565    15,635,125

    Total shareholders' equity                 77,695,446    74,755,946

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $144,100,221  $125,021,282

The accompanying notes are part of the consolidated financial statements.

                             Page 4 of 13 pages

                      COACHMEN INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF INCOME

                                                   THREE MONTHS
                                                  ENDED MARCH 31,
                                                 1995          1994

Net sales                                    $131,770,379  $ 93,635,237

Cost of goods sold                            115,208,267    81,524,099

    Gross profit                               16,562,112    12,111,138

Operating expenses:
  Selling and delivery                          6,482,492     4,866,151
  General and administrative                    4,627,614     3,964,554

    Total operating expenses                   11,110,106     8,830,705

    Operating income                            5,452,006     3,280,433

Nonoperating income (expense):
  Interest expense                               (728,332)     (359,526)
  Interest income                                 171,405        71,728
  Gain on sale of property, net                    18,592        74,631
  Other, net                                      172,793       246,519

    Total nonoperating income (expense)          (365,542)       33,352

    Income before income taxes                  5,086,464     3,313,785

Income taxes                                    1,883,000       693,000

    Net income                               $  3,203,464  $  2,620,785



Net income per common share                  $      .43    $      .36



Weighted average number of
 common shares outstanding                      7,415,985     7,340,130



Cash dividends per common share              $      .07    $      .06

The accompanying notes are part of the consolidated financial statements.

                             Page 5 of 13 pages

                      COACHMEN INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   THREE MONTHS
                                                  ENDED MARCH 31,
                                                 1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by (used in)
   operating activities                       $(2,234,613) $ 2,715,789

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
   Sale of property and equipment, real
    estate held for sale and rental
    properties                                    482,079      768,340
   Sale of investments                             13,888    1,629,661
  Acquisitions of property and equipment       (5,155,669)  (1,423,900)
  Acquisition of a business, net of
   cash acquired                               (4,654,877)        -
  Collections on notes receivable, net              2,637    1,151,062
  Unexpended industrial revenue bond proceeds   2,406,900         -
  Other                                           165,931      (88,617)

    Net cash provided by (used in) investing
     activities                                (6,739,111)   2,036,546

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of short-term borrowings              (900,000)        -
  Payments of long-term debt                     (392,582)    (365,112)
  Cash dividends paid                            (518,996)    (440,454)
  Proceeds from sale of common shares             242,776      126,111

    Net cash used in financing activities      (1,568,802)    (679,455)

Increase (decrease) in cash and temporary
 cash investments                             (10,542,526)   4,072,880

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of period                          19,534,385    2,200,911
  End of period                              $  8,991,859  $ 6,273,791


Non-cash investing and financing activities:
  Liabilities assumed in acquisition of a business  $ 8,757,472
  Long-term debt issued in conjunction with
    acquisition of a business                       $ 6,141,129

The accompanying notes are part of the consolidated financial statements.

                             Page 6 of 13 pages

                      COACHMEN INDUSTRIES, INC.
         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet data as of December 31, 1994 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair statement of the interim periods reported. The results of operations for the three-month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

3.  Inventories consist of the following:

                                   March 31,           December 31,
                                     1995                  1994

    Raw material                 $ 19,772,058          $ 15,751,077
    Work in-process                 6,246,748             5,053,551
    Finished goods                 27,232,305            27,347,714

      Total inventories          $ 53,251,111          $ 48,152,342

4.  The provision for income taxes consists of the following:

                                   March 31,             March 31,
                                     1995                  1994

    Federal                      $  1,726,000          $    629,000
    State                             157,000                64,000

      Total provision            $  1,883,000          $    693,000

    At December 31, 1993, the Company had net deferred tax assets not previously reinstated to the balance sheet of approximately $1.3 million. During the three months ended March 31, 1994, the Company recognized additional net deferred tax assets of approximately $.5 million. The federal and state income tax provisions for the quarter ended March 31, 1994 were reduced by corresponding credits for deferred income taxes, representing the reduction of the valuation allowance to recognize deferred income tax assets.

5. The Company was contingently liable at March 31, 1995 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased.

                             Page 7 of 13 pages

    The Company is involved in various legal proceedings which are ordinary litigations incidental to the industry and which are covered in whole or in part by insurance. Management believes that any liability which may result from these proceedings will not be significant.

6. On January 3, 1995, the Company acquired all of the outstanding capital stock of Georgie Boy Mfg., Inc., ("Georgie Boy") a manufacturer of Class A motorhomes. The purchase price aggregated $12.8 million and consisted of $6.7 million in cash and a $6.1 million promissory note payable to the seller. The promissory note bears interest at the prime rate, payable monthly, with annual principal installments of $1,000,000 commencing January 3, 1996 with the balance due January 3, 2001.

    The acquisition was accounted for using the purchase method and the operating results of Georgie Boy have been included in the Company's 1995 consolidated financial statements since the date of acquisition. The excess of the purchase price over the acquired tangible and intangible net assets of approximately $4.4 million was charged to goodwill and is being amortized on a straight-line basis over forty years. The purchase price allocation is based on preliminary estimates and is subject to adjustment as additional information becomes available in 1995. Unaudited pro forma financial information for 1994, as if this acquisition had occurred on January 1, 1994, is as follows:


                                              Pro Forma
                                          Three Months Ended
                                            March 31, 1994
                                             (Unaudited)

         Net sales                           $115,648,232

         Pro forma net income                   3,075,476

         Pro forma net income per share            .42

    The unaudited pro forma data shown above is not necessarily indicative of the consolidated results that would have occurred had the acquisition taken place on January 1, 1994, nor are they necessarily indicative of the results that may occur in the future.

                             Page 8 of 13 pages

                      COACHMEN INDUSTRIES, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition, results of operations and cash flows during the periods included in the accompanying consolidated financial statements.

A summary of the changes in the principal items included in the consolidated statements of income is shown below.

                                             Comparison of
                                          Three Months Ended
                                        March 31, 1995 and 1994
                                         Increases (Decreases)

Net sales                            $ 38,135,142            40.7%

Cost of goods sold                     33,684,168            41.3

Selling and delivery expense            1,616,341            33.2

General and administrative expense        663,060            16.7

Interest expense                          368,806           102.6

Interest income                            99,677           139.0

Gain on sale of property, net             (56,039)          (75.1)

Other, net                                (73,726)          (29.9)

Income before income taxes              1,772,679            53.5

Income taxes                            1,190,000           171.7

Net income                                582,679            22.2

                             Page 9 of 13 pages

NET SALES

Consolidated net sales for the quarter ended March 31, 1995 were $131,770,379, an increase of 40.7% over the $93,635,237 reported for the corresponding quarter last year. The Company's vehicle segment, which includes the parts and supply group of companies, experienced a net sales increase of 39.1% and the Company's housing segment had a net sales increase of 54.2%. Vehicle segment sales for the 1995 quarter were boosted by the inclusion of the sales of Georgie Boy Mfg., Inc. ("Georgie Boy"), a manufacturer of Class A motorhomes, since its acquisition on January 3, 1995. In addition, the 1994 quarter included the sales of Southern Ambulance Builders, Inc. which was sold April 29, 1994. After eliminating the net sales of both Georgie Boy from the first quarter of 1995 and the net sales of Southern Ambulance from the first quarter of 1994, the Company's vehicle segment experienced a net sales increase of 20.6%. Both vehicles and housing experienced increases in unit sales and unit sales prices, as well as increases in market share.

COST OF GOODS SOLD

Cost of goods sold increased 41.3% or $33,684,168 for the first quarter of 1995 over 1994. The increase is generally in line with the increase in net sales. The slightly higher increase than the increase in net sales is substantially due to the increase in motorized sales as a result of the acquisition of Georgie Boy. Motorized products generally have a higher cost of goods manufactured as a percentage of net sales due to the chassis cost.

SELLING AND DELIVERY EXPENSE

As a percentage of net sales, selling and delivery expenses were 4.9% and 5.2% for 1995 and 1994, respectively. Delivery expenses decreased $53,801 or .1% of net sales. An increase in net sales usually leads to more efficient utilization of transportation equipment. In addition, these expenses fluctuate with sales mix, as well as changes in geographical areas to which products are delivered. Selling expenses decreased .2% as a percentage of net sales. This decrease was primarily the result of increased demand for the Company's products, a focus on reducing selling expenses where practical and concentration on competitive pricing.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $4,627,614 or 3.5% of net sales for the 1995 three months compared to $3,964,554 or 4.2% for the corresponding 1994 three months. A decrease in the percent usually accompanies an increase in net sales due to the fixed nature of the expenses in this category. The most substantial portion of the increase in dollars is in administrative salaries and payroll taxes due to the acquisition of Georgie Boy, All American Homes in North Carolina (assets acquired in September, 1994) and the start-up of a new manufacturing facility for All American Homes in Tennessee, all subsequent to the first quarter of 1994.

                             Page 10 of 13 pages

INTEREST EXPENSE

Interest expense was $728,332 in 1995 compared to $359,526 the prior year. This increase is primarily due to increases in long-term debt from the acquisition of Georgie Boy, the start-up of All American Homes in North Carolina and the economic development bond obtained for construction of the All American Homes Tennessee facility. There has also been a general increase in interest rates subsequent to the 1994 quarter.

INTEREST INCOME

Interest income increased $99,677 for the 1995 quarter compared to 1994. The amount is indicative of the increase in cash and temporary cash investments in 1995 over the 1994 quarter. This increase in cash and temporary cash investments was basically generated from operating activities throughout 1994.

GAIN ON THE SALE OF PROPERTY, NET

The net gain on sale of property for the first quarter of 1995 was $56,039 lower than in 1994. This variance was substantially the result of the sale of miscellaneous small properties located in the State of Indiana during the 1994 quarter.

OTHER, NET

Other income, net, represented income in the amount of $172,793 and $246,519 for the first three months of 1995 and 1994, respectively. The decrease from 1994 was due to the gain on sale of common stock investments in the 1994 quarter.

INCOME TAXES

During the first quarter of 1995, the effective income tax rate was 37.0% compared to an effective income tax rate of 20.9% for the same quarter in 1994. As a result of available federal tax loss carryforwards, no federal income tax provision was recorded in 1993 and net deferred tax assets were fully reserved for by a valuation allowance. During the first quarter of 1994, the effective federal tax rate was low due to the reduction of the federal tax provision by a deferred tax credit of approximately $.5 million, resulting from the elimination of the remaining valuation allowance.

                             Page 11 of 13 pages

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains an unsecured committed line of credit, which totaled $20 million at March 31, 1995, to meet its seasonal working capital needs. At March 31, 1995, there were no borrowings against this line of credit. The Company experienced a net cash use of $10,542,526 for the 1995 quarter, principally from investing activities. This consisted mainly of the acquisition of property and equipment for start-up of the All American Homes, Tennessee modular housing division and the January 3, 1995 acquisition of Georgie Boy. Operating activities consumed cash due primarily to a substantial increase in accounts receivable resulting from the increase in net sales. This was partially offset by cash provided by an increase in accounts payable and a decrease in inventories. Cash flows from operating activities reflect the operations of Georgie Boy from January 3, 1995. All assets and liabilities of Georgie Boy acquired are excluded from operating cash flows. Financing activities also consumed cash for dividends, payments of long-term debt and the repayment of short-term borrowings assumed with the acquisition of Georgie Boy. At March 31, 1995, the working capital decreased $.8 million from December 31, 1994 to $50.5 million.

                             Page 12 of 13 pages

                      PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

         None

     b)  Reports on Form 8-K

         A Current Report on Form 8-K was filed on January 16, 1995 relating to the Company's acquisition of the outstanding capital stock of Georgie Boy Mfg., Inc. on January 3, 1995.

         A Current Report on Form 8-K/A was filed on April 23, 1995 pursuant to the requirements of Item 7, Financial Statements and Exhibits, relating to the Company's acquisition of the outstanding capital stock of Georgie Boy Mfg., Inc. on January 3, 1995.


                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   COACHMEN INDUSTRIES, INC.
                                         (Registrant)




Date  May 12, 1995                 GARY L. GROOM
                                   Gary L. Groom, Executive Vice
                                    President - Finance (Principal
                                    Financial Officer)




Date May 12, 1995                  WILLIAM M. ANGELO
                                   William M. Angelo, Corporate
                                    Controller (Principal Accounting
                                    Officer)

                             Page 13 of 13 pages