Form 10-Q
period 1995-06-30
COACHMEN INDUSTRIES INC
filed 1995-08-09
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              Form 10-Q

(MARK ONE)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                  OR

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to__________________

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

    At July 31, 1995:

    Common Shares, without par value 7,447,957 shares outstanding Rights to purchase Common Shares 7,447,957 rights outstanding

                       COACHMEN INDUSTRIES, INC.
                                INDEX


PART I.  FINANCIAL INFORMATION

    Financial Statements:

       Consolidated Balance Sheets-
       June 30, 1995 and December 31, 1994

       Consolidated Statements of Income-
       Three and Six Months Ended June 30, 1995 and 1994

       Consolidated Statements of Cash Flows-
       Six Months Ended June 30, 1995 and 1994

       Condensed Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations

PART II.  OTHER INFORMATION

SIGNATURES

                      COACHMEN INDUSTRIES, INC.
                     CONSOLIDATED BALANCE SHEETS

                                               June 30,    DECEMBER 31,
                                                 1995         1994

ASSETS
CURRENT ASSETS
  Cash and temporary cash investments        $ 17,105,907  $19,534,385
  Investments                                     550,000      800,000
  Trade receivables and current portion of
   notes receivable, less allowance for
   doubtful receivables 1995 - $799,000 and
   1994 - $986,000                             20,145,939   15,410,757
  Other receivables                             1,841,795    2,121,910
  Inventories                                  49,054,456   48,152,342
  Prepaid expenses and other                    1,628,570    1,179,475
  Deferred income taxes                         1,954,000    1,954,000

    Total current assets                       92,280,667   89,152,869

PROPERTY AND EQUIPMENT, at cost
  Land and improvements                         4,928,471    4,646,331
  Buildings and improvements                   28,951,544   20,618,726
  Machinery and equipment                       9,941,413    8,316,127
  Transportation equipment                      8,698,803    6,978,543
  Office furniture and fixtures                 4,140,695    3,795,421

    Total property and equipment, at cost      56,660,926   44,355,148

  Less, Accumulated depreciation               26,543,009   25,144,558

    Net property and equipment                 30,117,917   19,210,590

OTHER ASSETS
  Notes receivable                                282,080      288,767
  Real estate held for sale, less
   accumulated depreciation                     3,458,703    3,458,883
  Rental properties, less
   accumulated depreciation                       879,981    1,796,193
  Unexpended industrial revenue bond
   proceeds                                          -       3,337,122
  Intangibles, less accumulated amortization
   1995 - $168,019 and 1994 - $108,151          4,624,833      327,121
  Deferred income taxes                         1,493,000    1,493,000
  Other                                         6,092,423    5,956,737

     Total other assets                        16,831,020   16,657,823

TOTAL ASSETS                                 $139,229,604 $125,021,282

The accompanying notes are part of the consolidated financial statements.

                       COACHMEN INDUSTRIES, INC.
                 CONSOLIDATED BALANCE SHEETS (CONT'D)

                                               JUNE 30,   DECEMBER 31,
                                                 1995        1994

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt       $  2,646,354 $  1,530,553
  Accounts payable, trade                      18,212,553   20,398,679
  Accrued wages, salaries and commissions       3,273,473    3,075,622
  Accrued dealer incentives                       954,495    2,071,042
  Accrued warranty expense                      3,614,464    2,710,068
  Other accrued expenses                        9,699,226    6,304,825
  Accrued income taxes                          1,026,837    1,728,200

    Total current liabilities                  39,427,402   37,818,989

LONG-TERM DEBT                                 12,595,066    7,023,394

OTHER                                           5,730,795    5,422,953

    Total liabilities                          57,753,263   50,265,336

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   30,000,000 shares; issued 1995 - 9,119,266
   shares and 1994 - 9,073,696 shares          36,916,325   36,600,387
  Additional paid-in capital                    1,436,231    1,431,055
  Retained earnings                            58,735,112   52,359,629

    Total shareholder' equity before
     treasury shares                           97,087,668   90,391,071

  Less, Cost of shares reacquired for the
   treasury 1995 - 1,673,066 shares and
   1994 - 1,674,821 shares                     15,611,327   15,635,125

    Total shareholders' equity                 81,476,341   74,755,946

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $139,229,604 $125,021,282

The accompanying notes are part of the consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF INCOME

                                    THREE MONTHS              SIX MONTHS
                                   ENDED JUNE 30,            ENDED JUNE 30,
                                 1995         1994         1995         1994

Net sales                  $128,192,670 $100,320,091 $259,963,049 $193,955,328

Cost of goods sold          110,231,712   84,727,903  225,439,979  166,252,002

    Gross profit             17,960,958   15,592,188   34,523,070   27,703,326

Operating expenses:
  Selling and delivery        6,350,990    5,087,474   12,833,482    9,953,625
  General and administrative  5,493,070    4,456,557   10,120,684    8,421,111

    Total operating expenses 11,844,060    9,544,031   22,954,166   18,374,736

    Operating income          6,116,898    6,048,157   11,568,904    9,328,590

Nonoperating income
 (expense):
  Interest expense             (784,764)    (384,604)  (1,513,096)    (744,130)
  Interest income               346,716      133,824      518,121      205,552
  Gain on sale of
   property, net                754,554      735,756      773,146      810,387
  Other, net                    275,682       51,210      448,475      297,729

    Total nonoperating
     income:                    592,188      536,186      226,646      569,538

    Income before
     income taxes             6,709,086    6,584,343   11,795,550    9,898,128

Income taxes                  2,497,000    2,466,000    4,380,000    3,159,000

    Net income             $  4,212,086 $  4,118,343 $  7,415,550 $  6,739,128


Net income per
 common share             $      .57    $       .56  $      1.00  $       .92


Weighted average number
 of common shares
  outstanding                 7,442,648    7,362,300    7,429,390    7,351,270


Cash dividends per
 common share             $      .07    $     .06    $     .14    $     .12

The accompanying notes are part of the consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     SIX MONTHS
                                                   ENDED JUNE 30,
                                                 1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by operating
   activities                                 $ 7,726,808  $13,741,237

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
   Sale of property and equipment, real
    estate held for sale and rental
    properties                                  2,025,203    2,856,391
   Sale of investments                            263,888    1,629,661
  Acquisitions of property and equipment       (8,826,711)  (2,644,869)
  Acquisition of a business, net of
   cash acquired                               (4,654,877)       -
  Collections on notes receivable, net              6,687      858,053
  Unexpended industrial revenue bond proceeds   3,337,122        -
  Other                                           122,231      100,255

    Net cash provided by (used in) investing
     activities                                (7,726,457)   2,799,491

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of short-term borrowings              (900,000)       -
  Payments of long-term debt                     (804,700)    (424,799)
  Cash dividends paid                          (1,040,067)    (882,512)
  Proceeds from sale of common shares             315,938      366,751
  Other                                             -              908

    Net cash used in financing activities      (2,428,829)    (939,652)

Increase (decrease) in cash and temporary
 cash investments                              (2,428,478)  15,601,076

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of period                          19,534,385    2,200,911
  End of period                              $ 17,105,907  $17,801,987


Non-cash investing and financing activities:
  Liabilities assumed in acquisition
    of a business                            $  8,757,472
  Long-term debt issued in conjunction
    with acquisition of a business           $  6,141,129

The accompanying notes are part of the consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet data as of December 31, 1994 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair statement of the interim periods reported. The results of operations for the three and six-month periods ended June 30,1995 are not necessarily indicative of the results to be expected for the full year.

3.  Inventories consist of the following:

                                   June 30,            December 31,
                                     1995                 1994

    Raw material                 $ 16,095,638         $ 15,751,077
    Work in-process                 5,053,190            5,053,551
    Finished goods                 27,905,628           27,347,714

      Total inventories          $ 49,054,456         $ 48,152,342

4.  The provision for income taxes consists of the following:

                            Three Months             Six Months
                               June 30,               June 30,
                           1995       1994        1995       1994

    Federal            $2,267,000 $2,221,000  $3,993,000 $2,850,000
    State                 230,000    245,000     387,000    309,000

      Total provision  $2,497,000 $2,466,000  $4,380,000 $3,159,000

    At December 31, 1993, the Company had net deferred tax assets not previously reinstated to the balance sheet of approximately $1.3 million. During the first quarter of 1994, the Company recognized additional net deferred tax assets of approximately $.5 million. The federal and state income tax provisions for that quarter were reduced by corresponding credits for deferred income taxes, representing the reduction of the valuation allowance to recognize deferred income tax assets.

5. The Company was contingently liable at June 30, 1995 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. The Company is involved in various legal proceedings which are ordinary litigations incidental to the industry and which are covered in whole or in part by insurance. Management believes that any liability which may result from these proceedings will not be significant.

6. On January 3, 1995, the Company acquired all of the issued and outstanding capital stock of Georgie Boy Mfg., Inc., ("Georgie Boy") a manufacturer of Class A motorhomes. The purchase price aggregated $12.8 million and consisted of $6.7 million in cash and a $6.1 million promissory note payable to the seller. The promissory note bears interest at the prime rate, payable monthly, with annual principal installments of $1,000,000 commencing January 3, 1996 with the balance due January 3, 2001.

    The acquisition was accounted for using the purchase method, and the operating results of Georgie Boy have been included in the Company's
    1995 consolidated financial statements since the date of acquisition.
    The excess of the purchase price over the acquired tangible and intangible net assets of approximately $4.4 million was recorded as goodwill and is being amortized on a straight-line basis over forty years. The purchase price allocation is based on preliminary estimates and is subject to adjustment as additional information becomes available. Unaudited pro forma financial information for 1994, as if this acquisition had occurred on January 1, 1994, is as follows:


                                              Pro Forma
                                             Six Months
                                         Ended June 30, 1994
                                             (Unaudited)

      Net sales                              $240,286,980

      Pro forma net income                      7,973,440

      Pro forma net income per share              1.08

    The unaudited pro forma data shown above is not necessarily indicative of the consolidated results that would have occurred had the acquisition taken place on January 1, 1994, nor is it necessarily indicative of the results that may occur in the future.

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

                                            Comparison of
                                 Three Months           Six Months
                                    Ended June 30, 1995 and 1994
                                        Increases (Decreases)

Net sales                     $ 27,872,579  27.8%  $66,007,721  34.0%

Cost of goods sold              25,503,809  30.1    59,187,977  35.6

Selling and
     delivery expense            1,263,516  24.8     2,879,857  28.9

General and
     administrative expense      1,036,513  23.3     1,699,573  20.2

Interest expense                   400,160 104.0       768,966 103.3

Interest income                    212,892 159.1       312,569 152.1

Gain on sale of
     property, net                  18,798   2.6       (37,241) (4.6)

Other, net                         224,472    *        150,746  50.6

Income before income taxes         124,473   1.9     1,897,422  19.2

Income taxes                        31,000   1.3     1,221,000  38.7

Net income                          93,743   2.3       676,422  10.0


* Not meaningful

NET SALES

Consolidated net sales for the quarter ended June 30, 1995 were $128,192,670, an increase of 27.8% over the $100,320,091 reported for the corresponding quarter last year. Net sales for the six months were $259,963,049 representing an increase of 34% over the $193,955,328 reported for the same period in 1994. Vehicle segment sales for the 1995 quarter and six months were augmented with the sales of Georgie Boy Mfg., Inc. ("Georgie Boy"), a manufacturer of Class A motor homes, acquired January 3, 1995. In addition, the 1994 six month period included the sales of Southern Ambulance Builders, Inc. which was sold April 29, 1994. After eliminating the net sales of both Georgie Boy from the 1995 periods and Southern Ambulance from the 1994 periods, the Company's vehicle segment experienced a net sales increase of 3.8% for the quarter and 12.2% for the six months. Housing segment sales for the 1995 quarter and six months were increased by the sales of All American Homes in North Carolina and Tennessee. The acquisition of assets from Muncy Building Enterprises, L.P. for the North Carolina plant and construction of the Tennessee plant occurred subsequent to June 30, 1994. Both vehicles and housing experienced increases in unit sales and unit sales prices, as well as, increases in market share.

COST OF GOODS SOLD

Cost of goods sold increased 30.1% or $25,503,809 for the three months and 35.6% or $59,187,977 for the six months ended June 30, 1995. The increase for both periods is generally in line with the increase in net sales. The slightly higher increase than the increase in net sales is substantially due to an industry wide sales decline in van conversions, as well as an expected lower profitability level in the new housing operations in North Carolina and Tennessee. As these plants reach full capacity, inefficiences associated with the plant openings should be eliminated. The sales industry decline in van conversions led to strong pricing competition and underutilized capacity. Also, contributing to a higher percentage cost of goods sold is the increase in motorized sales as a result of the acquisition of Georgie Boy. Motorized products generally have a higher cost of goods manufactured as a percentage of net sales due to the chassis cost.

SELLING AND DELIVERY EXPENSE

As a percentage of net sales, selling and delivery expenses were 5.0% and 5.1% for the 1995 and 1994 quarter and 4.9% and 5.1% for the comparable six-month periods. Delivery expenses tend to fluctuate with sales mix, as well as changes in geographical areas to which products are delivered. The quarter and six-month decreases in selling expenses as a percentage of net sales were primarily the result of increased demand for the Company's products, a focus on reducing selling expenses where practical, and concentration on competitive pricing.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense was $5,493,070 or 4.3% of net sales for the second quarter compared to $4,456,557 or 4.4% for the 1994 corresponding three months and $10,120,684 or 3.9% of net sales for the six months compared to $8,421,111 or 4.3% for the 1994 six months. A decrease in the percent usually accompanies an increase in net sales due to the fixed nature of the expenses in this category. The most substantial portion of the increase in dollars is in administrative salaries and payroll taxes due to the acquisition of Georgie Boy, All American Homes in North Carolina (assets acquired in September 1994) and the start-up of a new manufacturing facility for All American Homes in Tennessee, all subsequent to the second quarter of 1994.

INTEREST EXPENSE

Interest expense was $784,764 and $1,513,096 for the three and six-month periods in 1995 compared to $384,604 and $744,130 in the same periods last year. This increase is primarily due to increases in long-term debt from the acquisition of Georgie Boy and the economic development bond obtained for construction of the All American Homes Tennessee facility. There has also been a general increase in interest rates subsequent to the 1994 periods.

INTEREST INCOME

Interest income increased $212,892 and $312,569, respectively, for the 1995 three and six-month periods. The amount is indicative of the increase in cash and temporary cash investments in 1995 over 994 and a general rise in interest rates since the 1994 periods. This increase in cash and temporary cash investments was basically generated from operating activities throughout 1994 and the first six months of 1995.

GAIN ON THE SALE OF PROPERTY, NET

The net gain on the sale of property for the second quarter of 1995 was $18,798 higher and for the six months was $37,241 lower than in the same periods in 1994. The gain in 1995 primarily results from the disposition of investment and rental properties located in Florida, Georgia and Indiana, while the gain in 1994 reflects the disposition of idle properties located in Georgia and Indiana.

OTHER, NET

Other income, net, represented income of $275,682 for the second quarter and $448,475 for the six months compared to income of $51,210 and $297,729 for the 1994 second quarter and six months, respectively. The most significant variance was due to an increase in interest participation in finance company transactions.

INCOME TAXES

For the second quarter ended June 30, 1995, the effective tax rate was 37.2% and a year-to-date rate of 37.1% compared to a second quarter effective tax rate in 1994 of 37.5% and a year-to-date rate of 31.9%. As a result of available federal tax loss carryforwards, no federal income tax provision was recorded in 1993 and net deferred tax assets were fully reserved for by a valuation allowance. During the first quarter of 1994, the effective federal tax rate was low due to the reduction of the federal tax provision by a deferred tax credit of approximately $.5 million, resulting from the elimination of the remaining valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains an unsecured committed line of credit, which totaled $30 million at June 30, 1995, to meet its seasonal working capital needs. At June 30, 1995, there were no borrowings against this line of credit. The Company experienced a net cash use of $2,428,478 for the 1995 six months, principally from investing activities. This consisted mainly of the acquisition of property and equipment for start-up of the All American Homes, Tennessee modular housing division and the January 3, 1995 acquisition of Georgie Boy. Operating activities provided cash primarily through net income and a substantial decrease in inventories. This was partially offset by cash used from an increase in accounts receivable and a decrease in accounts payable and other accrued liabilities. Cash flows from operating activities reflect the operations of Georgie Boy from January 3, 1995. All acquired assets and liabilities of Georgie Boy are excluded from operating cash flows. Financing activities also consumed cash for dividends, payments of long-term debt and the repayment of short-term borrowings assumed with the acquisition of Georgie Boy. At June 30, 1995, the working capital increased $1.6 million over December 31, 1994 to $52.9 million.

                   PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     a) The annual meeting of the shareholders of Coachmen Industries, Inc. was held on May 4, 1995.

     b) The following nominees were elected Directors for a one-year term:

            Thomas H. Corson
            Keith D. Corson
            Gary L. Groom
            Claire C. Skinner
            Philip C. Barker
            R. James Harring
            William P. Johnson
            Philip G. Lux
            William G. Milliken

     c) The tabulation of votes for each Director nominee was as follows:

                                           For            Withheld
         Election of Directors:
            Thomas H. Corson            6,608,227          44,242
            Keith D. Corson             6,606,508          43,961
            Gary L. Groom               6,606,627          43,842
            Claire C. Skinner           6,606,448          44,021
            Philip C. Barker            6,604,029          46,440
            R. James Harring            6,603,629          46,840
            William P. Johnson          6,606,729          43,740
            Philip G. Lux               6,606,800          43,669
            William G. Milliken         6,592,469          58,000

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       COACHMEN INDUSTRIES,INC.
                                             (Registrant)




Date: August 4, 1995               GARY L. GROOM
                                   Gary L. Groom, Executive Vice
                                    President - Finance (Principal
                                    Financial Officer)




Date: August 4, 1995               WILLIAM M. ANGELO
                                   William M. Angelo, Corporate
                                    Controller (Principal Accounting
                                    Officer)