Form 10-Q
period 1995-09-30
COACHMEN INDUSTRIES INC
filed 1995-11-13
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              Form 10-Q

(MARK ONE)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

    At October 31, 1995:

    Common Shares, without par value 7,454,066 shares outstanding Rights to purchase Common Shares 7,454,066 rights outstanding

                       COACHMEN INDUSTRIES, INC.
                                INDEX


PART I.  FINANCIAL INFORMATION

    Financial Statements:

       Consolidated Balance Sheets-
       September 30, 1995 and December 31, 1994

       Consolidated Statements of Income-
       Three and Nine Months Ended September 30, 1995 and 1994

       Consolidated Statements of Cash Flows-
       Nine Months Ended September 30, 1995 and 1994

       Condensed Notes to Consolidated Financial Statements

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations

PART II.  OTHER INFORMATION

SIGNATURES

                      COACHMEN INDUSTRIES, INC.
                     CONSOLIDATED BALANCE SHEETS

                                             SEPTEMBER 30, DECEMBER 31,
                                                 1995         1994

ASSETS
CURRENT ASSETS
  Cash and temporary cash investments        $ 26,466,933  $19,534,385
  Investments                                     550,000      800,000
  Trade receivables and current portion of
   notes receivable, less allowance for
   doubtful receivables 1995 - $863,000 and
   1994 - $986,000                             24,828,480   15,410,757
  Other receivables                             2,722,018    2,121,910
  Inventories                                  45,334,121   48,152,342
  Prepaid expenses and other                    1,413,585    1,179,475
  Deferred income taxes                         1,954,000    1,954,000

    Total current assets                      103,269,137   89,152,869

PROPERTY AND EQUIPMENT, at cost
  Land and improvements                         5,082,123    4,646,331
  Buildings and improvements                   28,640,246   20,618,726
  Machinery and equipment                       8,910,366    8,316,127
  Transportation equipment                      8,886,844    6,978,543
  Office furniture and fixtures                 4,186,167    3,795,421

    Total property and equipment, at cost      55,705,746   44,355,148

  Less, Accumulated depreciation               26,153,073   25,144,558

    Net property and equipment                 29,552,673   19,210,590

OTHER ASSETS
  Notes receivable                                277,054      288,767
  Real estate held for sale, less
   accumulated depreciation                     3,458,613    3,458,883
  Rental properties, less
   accumulated depreciation                       940,446    1,796,193
  Unexpended industrial revenue bond
   proceeds                                          -       3,337,122
  Intangibles, less accumulated amortization
   1995 - $197,953 and 1994 - $108,151          4,594,899      327,121
  Deferred income taxes                         1,493,000    1,493,000
  Other                                         6,072,868    5,956,737

     Total other assets                        16,836,880   16,657,823

TOTAL ASSETS                                 $149,658,690 $125,021,282

The accompanying notes are part of the consolidated financial statements.

                       COACHMEN INDUSTRIES, INC.
                 CONSOLIDATED BALANCE SHEETS (CONT'D)

                                             SEPTEMBER 30, DECEMBER 31,
                                                  1995        1994

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt       $  2,096,854 $  1,530,553
  Accounts payable, trade                      21,869,900   20,398,679
  Accrued wages, salaries and commissions       4,122,811    3,075,622
  Accrued dealer incentives                     1,775,080    2,071,042
  Accrued warranty expense                      3,735,194    2,710,068
  Other accrued expenses                       10,753,437    6,304,825
  Accrued income taxes                          1,419,496    1,728,200

    Total current liabilities                  45,772,772   37,818,989

LONG-TERM DEBT                                 12,350,480    7,023,394

OTHER                                           5,850,921    5,422,953

    Total liabilities                          63,974,173   50,265,336

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   30,000,000 shares; issued 1995 - 9,122,791
   shares and 1994 - 9,073,696 shares          36,953,074   36,600,387
  Additional paid-in capital                    1,437,889    1,431,055
  Retained earnings                            62,897,233   52,359,629

    Total shareholders' equity before
     treasury shares                          101,288,196   90,391,071

  Less, Cost of shares reacquired for the
   treasury 1995 - 1,672,502 shares and
   1994 - 1,674,821 shares                     15,603,679   15,635,125

    Total shareholders' equity                 85,684,517   74,755,946

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $149,658,690 $125,021,282

The accompanying notes are part of the consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF INCOME

                                  THREE MONTHS               NINE MONTHS
                               ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                1995         1994         1995         1994

Net sales                  $130,973,395 $102,974,854 $390,936,444 $296,930,182

Cost of goods sold          112,311,937   87,629,178  337,751,916  253,881,180

    Gross profit             18,661,458   15,345,676   53,184,528   43,049,002

Operating expenses:
  Selling and delivery        6,753,034    5,233,155   19,586,516   15,186,780
  General and administrative  4,308,232    3,684,106   14,428,916   12,105,217

    Total operating expenses 11,061,266    8,917,261   34,015,432   27,291,997

    Operating income          7,600,192    6,428,415   19,169,096   15,757,005

Nonoperating income
 (expense):
  Interest expense             (793,353)    (375,589)  (2,306,449)  (1,119,719)
  Interest income               372,889      204,041      891,010      409,593
  Gain on sale of
   property, net                 13,394      (63,703)     786,540      746,684
  Other, net                    265,304      (52,598)     713,779      245,131

    Total nonoperating
     income (expense):         (141,766)    (287,849)      84,880      281,689

    Income before
     income taxes             7,458,426    6,140,566   19,253,976   16,038,694

Income taxes                  2,775,000    2,332,000    7,155,000    5,491,000

    Net income             $  4,683,426 $  3,808,566 $ 12,098,976 $ 10,547,694


Net income per
 common share             $      .63    $       .52  $      1.63  $      1.43


Weighted average number
 of common shares
  outstanding                 7,447,965    7,388,721    7,435,650    7,363,907


Cash dividends per
 common share             $      .07    $     .06    $     .21    $     .18

The accompanying notes are part of the consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    NINE MONTHS
                                                ENDED SEPTEMBER 30,
                                                 1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by operating
   activities                                 $18,707,227  $23,570,844

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
   Sale of property and equipment, real
    estate held for sale and rental
    properties                                  2,899,362    1,855,847
   Sale of investments                            263,888    1,629,661
  Acquisitions of property and equipment      (10,162,117)  (3,837,452)
  Acquisition of a business, net of
   cash acquired                               (4,654,877)  (1,180,000)
  Collections on notes receivable, net             11,713      804,783
  Unexpended industrial revenue bond proceeds   3,337,122        -
  Other                                           237,701      (90,716)

    Net cash used in investing
     activities                                (8,067,208)    (817,877)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of short-term borrowings              (900,000)       -
  Payments of long-term debt                   (1,598,786)    (683,779)
  Cash dividends paid                          (1,561,372)  (1,325,843)
  Proceeds from sale of common shares             352,687      434,561
  Other                                             -           11,303

    Net cash used in financing activities      (3,707,471)  (1,563,758)

Increase in cash and temporary
 cash investments                               6,932,548,  21,189,209

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of period                          19,534,385    2,200,911
  End of period                              $ 26,466,933  $23,390,120


Noncash investing and financing activities:
  Liabilities assumed in acquisition
    of a business                            $  8,757,472        -
  Long-term debt issued in conjunction
    with acquisition of a business              6,141,129        -

The accompanying notes are part of the consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet data as of December 31, 1994 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair statement of the interim periods reported. The results of operations for the three and nine-month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

3.  Inventories consist of the following:

                                 September 30,         December 31,
                                     1995                 1994

    Raw material                 $ 15,359,997         $ 15,751,077
    Work in-process                 6,236,208            5,053,551
    Finished goods                 23,737,916           27,347,714

      Total inventories          $ 45,334,121         $ 48,152,342

4.  The provision for income taxes consists of the following:

                            Three Months            Nine Months
                            September 30,          September 30,
                           1995       1994        1995       1994

    Federal            $2,522,000 $2,053,000  $6,515,000 $4,903,000
    State                 253,000    279,000     640,000    588,000

      Total provision  $2,775,000 $2,332,000  $7,155,000 $5,491,000

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

5. The Company was contingently liable at September 30, 1995 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased.
    The Company is involved in various legal proceedings which are ordinary litigations incidental to the industry and which are covered in whole or in part by insurance. Management believes that any liability which may result from these proceedings will not be significant.

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

    The acquisition was accounted for using the purchase method, and the operating results of Georgie Boy have been included in the Company's 1995 consolidated financial statements since the date of acquisition. The excess of the purchase price over the acquired tangible and intangible net assets of approximately $5.4 million was recorded as goodwill and is being amortized on a straight-line basis over forty years. Unaudited pro forma financial information for 1994, as if this acquisition had occurred on January 1, 1994, is as follows:


                                              Pro Forma
                                             Nine Months
                                      Ended September 30, 1994
                                             (Unaudited)

      Net sales                              $368,041,245

      Pro forma net income                     12,111,148

      Pro forma net income per share              1.64

    The unaudited pro forma data shown above is not necessarily indicative of the consolidated results that would have occurred had the acquisition taken place on January 1, 1994, nor is it necessarily indicative of the results that may occur in the future.

7. On August 14, 1995, the Prodesign plant of the Company's Viking Formed Products division was destroyed by fire. Prodesign manufactures thermoformed components for the van conversion industry. The building and contents were fully insured and it is anticipated that a gain will be recognized from the insurance proceeds. The gain will be reported in the fourth quarter when reliable estimates will be available and/or a settlement with the insurance company occurs.

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

                                            Comparison of
                                 Three Months           Nine Months
                                 Ended September 30, 1995 and 1994
                                        Increases (Decreases)

Net sales                     $ 27,998,541  27.2%  $ 94,006,262  31.7%

Cost of goods sold              24,682,759  28.2     83,870,736  33.0

Selling and
     delivery expenses           1,519,879  29.0      4,399,736  29.0

General and
     administrative expenses       624,126  16.9      2,323,699  19.2

Interest expense                   417,764 111.2      1,186,730 106.0

Interest income                    168,848  82.8        481,417 117.5

Gain on sale of
     property, net                  77,097 121.0         39,856   5.3

Other, net                         317,902    *         468,648 191.2

Income before income taxes       1,317,860  21.5      3,215,282  20.0

Income taxes                       443,000  19.0      1,664,000  30.3

Net income                         874,860  23.0      1,551,282  14.7


* Not meaningful

NET SALES

Consolidated net sales for the quarter ended September 30, 1995 were $130,973,395, an increase of 27.2% over the $102,974,854 reported for the corresponding quarter last year. Net sales for the nine months were $390,936,444 representing an increase of 31.7% over the $296,930,182 reported for the same period in 1994. Vehicle segment sales for the 1995 quarter and nine months were augmented with the sales of Georgie Boy Mfg., Inc. ("Georgie Boy"), a manufacturer of Class A motor homes, acquired January 3, 1995. In addition, the 1994 nine month period included the sales of Southern Ambulance Builders, Inc. which was sold April 29, 1994. After eliminating the net sales of both Georgie Boy from the 1995 periods and Southern Ambulance from the 1994 periods, the Company's vehicle segment experienced a net sales increase of 4.7% for the quarter and 10.1% for the nine months. Housing segment sales for the 1995 quarter and nine months were increased by the sales of All American Homes in North Carolina and Tennessee. The acquisition of assets from Muncy Building Enterprises, L.P. for the North Carolina plant and construction of the Tennessee plant occurred subsequent to September 30, 1994. Both vehicles and housing experienced increases in unit sales and unit sales prices, as well as, increases in market share.

COST OF GOODS SOLD

Cost of goods sold increased 28.2% or $24,682,759 for the three months and 33.0% or $83,870,736 for the nine months ended September 30, 1995. The in-crease for both periods is generally in line with the increase in net sales. The higher increase than the increase in net sales is substantially due to an industry wide sales decline in van conversions and intensified competition in camping trailers, as well as an expected lower profitability level in the new housing operations in North Carolina and Tennessee. As these plants reach full capacity, inefficiencies associated with the plant openings should be eliminated. The industry decline in sales of van conversions and increased competition in camping trailers has led to strong pricing competition and underutilized capacity. Also, contributing to a higher percentage cost of goods sold is the increase in motorized sales as a result of the acquisition of Georgie Boy. Motorized products generally have a higher cost of goods manufactured as a percentage of net sales due to the chassis cost.

SELLING AND DELIVERY EXPENSES

As a percentage of net sales, selling and delivery expenses were 5.2% and 5.1% for the 1995 and 1994 quarter and 5.0% and 5.1% for the comparable nine-month periods. Delivery expenses tend to fluctuate with sales mix, as well as changes in geographical areas to which products are delivered. The slight nine-month decrease in selling and delivery expenses as a percentage of net sales was primarily the result of increased demand for the Company's products, a focus on reducing selling expenses where practical, and concentration on competitive pricing.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $4,308,232 or 3.3% of net sales for the third quarter compared to $3,684,106 or 3.6% for the 1994 corresponding three months and $14,428,916 or 3.7% of net sales for the nine months compared to $12,105,217 or 4.1% for the 1994 nine months. A decrease in the percent usually accompanies an increase in net sales due to the fixed nature of the expenses in this category. The most substantial portion of the increase in dollars is in administrative salaries and payroll taxes due to the acquisition of Georgie Boy, All American Homes in North Carolina (assets acquired in September 1994) and the start-up of a new manufacturing facility for All American Homes in Tennessee, subsequent to the third quarter of 1994.

INTEREST EXPENSE

Interest expense was $793,353 and $2,306,449 for the three and nine-month periods in 1995 compared to $375,589 and $1,119,719 in the same periods last year. This increase is primarily due to increases in long-term debt from the acquisition of Georgie Boy and the economic development bond obtained for construction of the All American Homes Tennessee facility. There has also been a general increase in interest rates subsequent to the 1994 periods.

INTEREST INCOME

Interest income increased $168,848 and $481,417, respectively, for the 1995 three and nine-month periods. The amount is indicative of the increase in cash and temporary cash investments in 1995 over 1994 and a general rise in interest rates since the 1994 periods. This increase in cash and temporary cash investments was basically generated from operating activities throughout 1994 and the first nine months of 1995.

GAIN ON THE SALE OF PROPERTY, NET

The amount in net gain on the sale of property for the third quarter of 1995 represents income of $13,394 compared to a loss of $63,703 in the same period in 1994. For the nine months the amount represents income of $786,540 and $746,684 for 1995 and 1994, respectively. The net gain in 1995 primarily results from the disposition of investment and rental properties located in Florida, Georgia and Indiana, while the net gain in 1994 reflects the disposition of idle properties located in Georgia and Indiana.

OTHER, NET

Other income, net, reflects income of $265,304 for the third quarter and $713,779 for the nine months compared to expense of $52,598 for the 1994 quarter and income of $245,131 for the 1994 nine months. The most significant variance was due to an increase in interest participation in finance company transactions.

INCOME TAXES

For the third quarter and nine-month periods ended September 30, 1995, the effective tax rate was 37.2% compared to a third quarter effective tax rate in 1994 of 38.0% and a year-to-date rate of 34.2%. As a result of available federal tax loss carryforwards, no federal income tax provision was recorded in 1993 and net deferred tax assets were fully reserved for by a valuation allowance. During the first quarter of 1994, the effective federal tax rate was low due to the reduction of the federal tax provision by a deferred tax credit of approximately $.5 million, resulting from the elimination of the remaining valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains an unsecured committed line of credit, which totaled $30 million at September 30, 1995, to meet its seasonal working capital needs. At September 30, 1995, there were no borrowings against this line of credit. The Company experienced a net cash increase of $6,932,548 for the 1995 nine months, principally from operating activities. Operating activities provided cash primarily through net income and a substantial decrease in inventories. This was partially offset by cash used from an increase in accounts receivable and a decrease in accounts payable. Cash flows from operating activities reflect the operations of Georgie Boy from January 3, 1995. All acquired assets and liabilities of Georgie Boy are excluded from operating cash flows. The use of funds in financing activities consisted mainly of the acquisition of property and equipment for start-up of the All American Homes, Tennessee modular housing division and the January 3, 1995 acquisition of Georgie Boy. Financing activities consumed cash for dividends, payments of long-term debt and the repayment of short-term borrowings assumed with the acquisition of Georgie Boy. At September 30, 1995, the working capital increased $6.2 million over December 31, 1994 to $57.5 million.

                      PART II. OTHER INFORMATION

Item 4.  Items 1 through 6 inclusive are not applicable.


                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       COACHMEN INDUSTRIES,INC.
                                             (Registrant)




Date: November 10, 1995            GARY L. GROOM
                                   Gary L. Groom, Executive Vice
                                    President - Finance (Principal
                                    Financial Officer)




Date: November 10, 1995            WILLIAM M. ANGELO
                                   William M. Angelo, Corporate
                                    Controller (Principal Accounting
                                    Officer)