Form 10-K
period 1995-12-31
COACHMEN INDUSTRIES INC
filed 1996-03-26
CIK 21212

FORM 10-K

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1995.
                                   OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____.

     Commission file number 1-7160

                       COACHMEN INDUSTRIES, INC.
        (Exact name of registrant as specified in its charter)

            Indiana                              35-1101097
    (State of incorporation           (IRS Employer Identification No.)
        or organization)

          601 E. Beardsley Ave., Elkhart, Indiana     46514
          (Address of principal executive offices)  (Zip Code)

                             (219) 262-0123
          (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:

   Common Stock, Without Par Value              New York Stock Exchange
       (Title of each class)                   (Name of each exchange on
                                                   which registered)

    Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment hereto. X

While it is difficult to determine the number of shares owned by non-affiliates (within the meaning of such term under the applicable regulations of the Securities and Exchange Commission), the registrant estimates that the aggregate market value of the registrant's Common Stock on March 11, 1996 held by non-affiliates was $170.68 million (based upon the closing price on the New York Stock Exchange and an estimate that 88.6% of such shares are owned by non-affiliates).

As of March 11, 1996, 7,503,178 shares of the registrant's Common
Stock were outstanding.

                  Documents Incorporated by Reference

                                        Parts of Form 10-K into which
            Document                    the Document is Incorporated


Portions of the Proxy Statement for
the Annual Meeting of Shareholders
to be held on May 2, 1996                            Part III

                        COACHMEN INDUSTRIES, INC.

                                 Part I.

Item 1.  Business

Coachmen Industries, Inc. (the "Company" or the "Registrant") was incorporated under the laws of the State of Indiana on December 31, 1964, as the successor to a proprietorship established earlier that year. All references to the Company include its wholly owned subsidiaries and divisions.

The Company is one of the largest full-line producers of recreational vehicles and while it is primarily engaged in their production and sale, it also has interests in the parts and supplies and modular housing industries.

The Company maintains approximately 52 trademarks, which are up for renewal from 1996 through 2010, and approximately 5 patents due to expire between 1997 and 2006. There are no material licenses, franchises, or concessions and no material foreign operations.

Coachmen Industries, Inc. operates primarily in two business segments, vehicles and housing. The vehicle segment consists of the manufacture and distribution of Class A and Class C motorhomes, travel trailers, fifth wheel trailers, camping trailers, truck campers, van campers, van and truck conversions and related parts and supplies. The housing segment consists of factory produced modular homes.

The table below sets forth the contribution of each of the Company's product lines to net sales in each of the last three years (dollar amounts in thousands):

                            1995          1994          1993
                        Amount    %   Amount    %   Amount    %
   Vehicles:
    Motorhomes         $279,917  54  $177,583  45  $159,057  48
    Travel Trailers     102,229  20    98,147  25    67,999  21
    Camping Trailers     12,728   2    10,764   3     9,757   3
    Truck Campers         3,748   1     3,117   1     3,512   1
    Parts and Supplies   33,991   7    31,397   8    25,724   8
    Ambulances             -      -     6,423   1    15,035   4

     Total Vehicles     432,613  84   327,431  83   281,084  85

   Housing               83,249  16    66,593  17    48,427  15

     Total             $515,862 100  $394,024 100  $329,511 100

   Note: See Note 2 of Notes to Consolidated Financial Statements regarding segment information on page 24.

Vehicles

Recreational vehicles are units which are driven or towed and serve as temporary living quarters for camping, travel or other leisure activities. Recreational vehicles may be categorized as motorhomes, travel trailers, camping trailers or truck campers. A motorhome is a self-powered mobile dwelling built on a special heavy duty chassis. A travel trailer is a mobile dwelling designed to be towed behind another vehicle. Camping trailers are smaller towed units constructed with sidewalls that may be raised up and folded out. Truck campers are designed to be mounted on the bed of a pickup truck.

The Company's principal brand names for its recreational vehicles are Coachmen, Shasta, Viking, Travelmaster, Cruise Air, Encounter, Cruise Master, Swinger, Pursuit, Custom Swinger, Dearborn, Jimmy, Greenbriar and Saratoga.

In 1988, the Company acquired various assets of The Bentley Corporation, incorporated under the name of Transcoach, Inc. (d/b/a Good Times Van) and expanded its van conversion business into the Southern market. During 1991, the Company discontinued its Good Times Van manufacturing operation, sold a minority interest in Transcoach, Inc. and began producing van, pickup and suburban conversions under the name Luxury Conversions. In 1994, the Company sold its remaining interest in Transcoach, Inc.

In January 1995, the Company acquired all of the issued and outstanding capital stock of Georgie Boy Mfg., Inc., the nation's third largest manufacturer of Class A motorhomes. All manufacturing facilities for Georgie Boy are located in Edwardsburg, Michigan. (See Note 9 of Notes to Consolidated Financial Statements on page 31 regarding acquisition information.)

The Company currently produces recreational vehicles on an assembly line basis in three states and has acquired a new manufacturing facility in the State of Oregon to produce towable units. This plant is scheduled to be fully operational in the Spring of 1996. Components used in the manufacture of recreational vehicles are primarily purchased from outside sources. However, in some cases (such as cushions, fiberglass products and furniture) where it is profitable for the Company to do so, or where the Company has experienced shortages of supplies, the Company has undertaken to manufacture its own supplies. The Company depends on the availability of chassis from a small number of manufacturers. Occasionally, chassis availability has limited the Company's production.

The Company believes it has the ability to respond promptly to changes in market conditions. Most of the manufacturing facilities can be changed over to the assembly of other existing products in two to six weeks. In addition, these facilities may be used for other types of light manufacturing or assembly operations. This flexibility enables the Company to adjust its manufacturing capabilities in response to changes in demand for its products.

Recreational vehicles are generally manufactured against orders received from the Company's dealers. Sales are seasonal with the highest level of sales occurring during the spring and summer months. Coachmen's recreational vehicles are distributed through more than 1,200 independent and five Company-owned dealers throughout the United States. Agreements with most of its dealers are cancelable on short notice, provide for minimum inventory levels and establish sales territories. In line with its belief that a strong dealer network is a major component of a successful marketing strategy, Coachmen has continuing programs to strengthen its dealers by providing specialized training classes in areas such as sales and service.

Most dealers' purchases of recreational vehicles from the Company are financed through "floor plan" arrangements. Under these arrangements, a bank or other financial institution agrees to lend the dealer all or most of the purchase price of its recreational vehicle inventory, collateralized by a lien on such inventory. The Company generally executes repurchase agreements at the request of the financing institution. These agreements provide that, for up to twelve months after a unit is financed, the Company will repurchase a unit which has been repossessed by the financing institution for the amount then due to the financing institution, which is usually less than 100% of the dealer's cost. Risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. In order to supplement local floor plan financing, the Company has arranged for NationsCredit Commercial Corporation, a subsidiary of NationsBank Corporation, to make such financing available to approved dealers with provisions similar to those used in dealer-arranged floor plan financing. (See Note 10 of Notes to Consolidated Financial Statements on page 33.)

The Company does not finance retail consumer purchases of its products, nor does it generally guarantee consumer financing.

Parts and Supplies: The Company produces a number of components used in recreational vehicles for use in its own manufacturing operations and for sale to other manufacturers. Such components include van tops, running boards and furniture. In addition, the Company has established a successful line of office furniture manufactured under the "Luxsteel" brand name.

In 1986, the Company acquired a 90% interest in Southern Ambulance Builders, Inc., La Grange, Georgia and increased that interest to 100% in 1990. In April 1994, the Company sold certain assets of this subsidiary consisting of inventories, property and equipment and other miscellaneous assets. The Company sold the land of Southern Ambulance in a separate transaction later in the year. Southern Ambulance manufactured and sold ambulances and other emergency vehicles. Also, during 1994, the Company sold all of the assets of its wholly owned subsidiary, Auranco, a steel fabricator and diversified supplier of parts for the recreational vehicle, manufactured housing, and transportation industries. (See Note 9 of Notes to Consolidated Financial Statements on page 31 regarding disposition information.)

Housing

The Company's modular homes are designed to serve as permanent living quarters and are built on a wooden frame similar to frames used for site-built housing. The homes are transported on special carriers to a permanent location where they are usually set by crane on a basement or crawl space foundation. Modular housing is produced on an assembly line basis in plants located in Indiana, Iowa, North Carolina and Tennessee and units are usually sold to builder/developers.

In September 1994, the Company acquired substantially all of the operating assets of the North Carolina division of Muncy Building Enterprises, L.P., a manufacturer of modular homes. The assets acquired consisted principally of property and equipment and inventories of modular homes. Also, during 1994 the Company began construction of a new 120,000 sq. ft. facility in Springfield, Tennessee. This facility was operational in May of 1995.

Business Factors

Vehicles produced by Coachmen generally require gasoline for their operation. Shortages of gasoline and significant increases in the price of gasoline have had a substantial adverse effect on the demand for the recreational vehicle products in the past and could adversely affect demand in the future. The substantial contraction of the recreational vehicle industry and Coachmen recreational vehicle sales during 1979, 1980, 1990 and 1991, as energy concerns developed, and the subsequent improvement in sales as energy concerns abated, are indicative of the sensitivity of the recreational vehicle business to energy developments.

The vehicle and housing businesses are dependent upon the availability of and terms of the financing used by dealers and retail purchasers. Consequently, increases in interest rates and the tightening of credit through governmental action or other means have adversely affected the Company's business in the past and could do so in the future.

Competition and Regulation

The vehicle and housing industries are highly competitive, and the Company has numerous competitors and potential competitors in each of its classes of products, some of whom have greater financial and other resources. Initial capital requirements for entry into the manufacture of recreational vehicles or housing are comparatively small; however, codes, standards, and safety requirements introduced in recent years are a deterrent to new competitors.

Recreational vehicles, the largest portion of the Company's business, generally compete in the lower to mid-price range markets. The Company believes it is a leader within the recreational vehicle industry in its focus on quality. A quality product and a strong commitment to competitive pricing are emphasized by the Company in the markets it serves. The Company estimates that its current share of the recreational vehicle market is in excess of seven percent.

The Company continues to recognize its obligations to protect the environment insofar as its operations are concerned. To date, the Company has not experienced any material adverse effect from existing federal, state, or local environmental regulations.

Employees

At December 31, 1995, Coachmen employed 3,443 persons, of whom 640 were employed in office and administrative capacities. The Company provides group life, hospitalization, and major medical plans under which the employee pays a portion of the cost. The Company considers its relations with employees to be good.

Research and Development

During 1995, the Company spent approximately $2,240,000 on research related to the development of new products and improvement of existing products. The amounts spent in 1994 and 1993 were approximately $1,925,000 and $2,012,000, respectively.

Item 2. Properties

The Registrant owns or leases 2,443,185 square feet of plant and office space, located on 1,120 acres, of which 1,690,201 square feet are used for manufacturing, 211,718 square feet are used for warehousing and distribution, 41,675 square feet are used for research and development, 69,180 square feet are used for customer service and 124,850 square feet are offices. 92,078 square feet are leased to others and 213,483 square feet are available for sale or lease. The Registrant believes that its present facilities, consisting primarily of steel clad, steel frame or wood frame construction and the machinery and equipment contained therein, are well maintained and in good condition.

The following table indicates the location, number and size of the Registrant's properties by segment as of December 31, 1995:


                                                  No. of   Building Area
             Location                   Acreage  Buildings   (Sq. Ft.)

Properties Owned and Used by Registrant:

  Vehicles

     Elkhart, Indiana                      62        14       258,135
     Middlebury, Indiana                  584        32       729,580
     Fitzgerald, Georgia                   17         3        67,070
     Centreville, Michigan                105         4        84,865
     Edwardsburg, Michigan                 83        12       303,254
     Colfax, North Carolina                 4         2        14,000

          Subtotal                        855        67     1,456,904

  Housing

     Decatur, Indiana                      44         3       247,600
     Dyersville, Iowa                      20         1       107,400
     Ellenboro, North Carolina             24         3        77,700
     Springfield, Tennessee                45         1       121,800

          Subtotal                        133         8       554,500

          Total owned                     988        75     2,011,404

Properties Leased and Used by Registrant:

  Vehicles

     Elkhart, Indiana                      12         4       103,920
     Banning, California                    3         1         2,700
     Ft. Myers, Florida                     3         1        10,400
     Mt. Morris, Michigan                   8         1         9,200

          Subtotal                         26         7       126,220

Properties Owned by Registrant and Leased to Others:

  Vehicles

     Crooksville, Ohio                      9         2        39,230
     Grapevine, Texas                       5         4        52,848

          Subtotal                         14         6        92,078

Properties Owned by Registrant and Available for Sale or Lease:

  Vehicles

     Perris, California                    15         -           -
     Mt. Angel, Oregon                      7         -           -
     Grapevine, Texas                       4         -           -
     Longview, Texas                       30         1        55,200

  Housing

     Montezuma, Georgia                    36         2       158,283

          Subtotal                         92         3       213,483

          Total                         1,120        91     2,443,185

Item 3.  Legal Proceedings

Other than ordinary routine litigation incidental to its business, the Company is not a party to any material pending legal proceedings as defined in the instructions to this item.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the quarter ended December 31, 1995 to a vote of security holders.

Executive Officers of the Registrant


The following table shows the names and ages of the executive officers of the Registrant and the positions and offices held by them on the date of this report:

       Name                  Age                   Office

*Thomas H. Corson             68           Chairman of the Board
                                            and Chief Executive Officer

*Keith D. Corson              60           President
                                            and Chief Operating Officer

*Gary L. Groom                50           Executive Vice President,
                                            Finance and Secretary

*Claire C. Skinner            41           Vice Chairman of the Board


*Gene E. Stout                62           Executive Vice President,
                                            Corporate Development

* Member of Finance Committee


The principal occupation during the past five years of Messrs. T. H. Corson,
G. L. Groom, G. E. Stout, and Ms. C. C. Skinner has been their employment with the Company as an executive officer. Mr. K. D. Corson rejoined the Company in June 1991 and was appointed President and Chief Operating Officer in October 1991. He held the office of President and Chief Operating Officer when he left the Company in May of 1982 to pursue other interests. Mr. K. D. Corson was owner and President of Koszegi Products, Inc. (a manufacturer of soft case products and other miscellaneous items) from August of 1983 to March of 1989 when Koszegi was acquired by Forward Industries, Inc. After the sale, he remained President of Koszegi until rejoining the Company in 1991.

                                Part II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters

The following table discloses the high and low sales prices for Coachmen's common stock during the past two years as reported on the New York Stock Exchange, along with information on dividends paid per share during the same periods.

                           High & Low Prices             Dividends Paid
                        1995              1994         1995         1994

1st Quarter        18 3/8 - 14 7/8   18 3/8 - 14 1/2    .07          .06

2nd Quarter        18 1/2 - 13 3/8   17 7/8 - 12 1/2    .07          .06

3rd Quarter        17 5/8 - 14 1/8   15 1/4 - 11 3/4    .07          .06

4th Quarter        23 5/8 - 16 1/8   15 5/8 - 11 3/4    .07          .06

The Company's common stock is traded on the New York Stock Exchange. The number of shareholders of record as of January 31, 1996 was 1,626.


Item 6.  Selected Financial Data


                        Five-Year Summary of Selected Financial Data
                                  -Year Ended December 31-

                  1995         1994         1993         1992         1991

Net sales    $515,862,065 $394,023,774 $329,511,226 $292,790,134 $231,367,713

Income (loss)
 before income
 taxes         27,957,400   22,812,094   12,695,727    8,261,793  (13,281,462)

Net income
 (loss)        17,549,400   14,784,094   12,695,727    8,136,793  (13,434,462)

Earnings (loss)
 per share           2.36         2.01         1.74         1.13        (1.88)

Cash dividends
 per share            .28          .24          .19          .08          .08

At year end:

 Total assets 150,248,757  125,021,282   94,736,482   88,836,412   86,488,553

 Long-term
  debt         12,117,756    7,023,394    3,749,950    5,336,277    6,807,102

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Comparison of 1995 to 1994

Consolidated net sales for 1995 were $515.9 million, an increase of 30.9% over the $394.0 million reported in 1994. The Company's vehicle segment, which includes the parts and supply group of companies, experienced a sales increase of 32.1%, while the housing segment of the Company's business had an increase of 25.0%. Vehicle segment sales were augmented by the sales of Georgie Boy Mfg., Inc. ("Georgie Boy"), a manufacturer of Class A motor homes, acquired January 3, 1995. In addition, 1994 included the sales of Southern Ambulance Builders, Inc. which was sold April 29, 1994. After eliminating the net sales of Georgie Boy from 1995 and Southern Ambulance from 1994, the Company's vehicle segment still experienced a net sales increase of 8.2%. Successful new product introductions and aggressive pricing resulted in significant market share gains in most recreational vehicle product categories, while the industry as a whole had a sales decline. Increased capacity in the housing segment, resulting from the late 1994 acquisition of a plant in North Carolina and the 1995 start-up of a plant in Tennessee, enabled continued growth and also a substantial gain of market share in modular housing. Vehicles, as well as housing, experienced increases in both the number of units sold and the average sales price per unit. Historically, the Company's first and fourth quarters are the slowest for sales in both the vehicle and housing segments. Strong sales volume throughout 1995 allowed for more efficient production through the normally slower winter months (see Note 12 of Notes to Consolidated Financial Statements for unaudited interim financial information).

As a percentage of net sales, gross profit for 1995 was 13.8% compared to 14.8% reported for 1994. This slight decrease reflects an industry wide sales decline in van conversions and intensified competition in camping trailers, as well as an expected lower profitability level in the recently added housing operations in North Carolina and Tennessee. As these plants reach full capacity, inefficiencies associated with the plant openings should be eliminated. The industry decline in sales of van conversions and increased competition in camping trailers has led to strong pricing competition and underutilized capacity. Also, contributing to a higher cost of goods sold is the increase in motorized sales as a result of the acquisition of Georgie Boy. Motorized products generally have a higher cost of goods manufactured as a percentage of net sales due to the chassis cost.

Operating expenses as a percentage of net sales were less in 1995 compared with 1994. Selling and delivery expenses were 5.0% in 1995 compared with 5.1% in 1994. Delivery expenses tend to fluctuate with sales mix, as well as changes in geographical areas to which products are delivered. The overall decrease in selling and delivery expenses as a percentage of net sales was primarily the result of increased demand for the Company's products.

General and administrative expenses were $19.0 million or 3.7% of net sales in 1995 compared with $15.9 million or 4.0% of net sales in 1994. Due to the relatively fixed nature of the expenses in this category, some decrease in the percentage usually accompanies an increase in net sales. The most substantial portion of the increase in dollars is the administrative salaries and payroll taxes of acquired businesses (Georgie Boy and All American Homes in North Carolina) and the start-up of a new manufacturing facility for All American Homes in Tennessee.

Consolidated operating income of $26.7 million was generated in 1995 compared with operating income of $22.5 million in 1994. This favorable variance was consistent with a $12.8 million increase in gross profit and an overall decrease of .5% in operating expenses as a percentage of net sales. The Company's vehicle segment produced operating income of $18.1 million compared with operating income of $15.4 million in 1994, and the housing segment had operating income of $8.6 million compared with operating income of $8.2 million in 1994 (see Note 2 of Notes to Consolidated Financial Statements). The decrease in operating income as a percentage of net sales for the Company's housing segment was attributable to the start-up of the additional housing plants in North Carolina and Tennessee.

Interest expense increased in 1995 to $3.1 million from $1.5 million in the prior year as a result of increases in long-term debt associated with the acquisitions of Georgie Boy and the North Carolina division of Muncy Building Enterprises, L.P. and the economic development bond obtained for construction of the new All American Homes facility in Tennessee. There has also been a general increase in interest rates subsequent to 1994. There were no borrowings on the Company's short-term line of credit during 1995 or 1994.

Interest income increased 95.8%, from $.7 million in 1994 to $1.3 million in 1995. The amount is indicative of the cash and temporary investment activity in 1995 compared with 1994, and a general rise in interest rates. As indicated in the consolidated statements of cash flows, there was a substantial increase in cash and temporary cash investments during 1994 which were available for investing during 1995.

The net gain on the sale of property decreased $95,490 from 1994. The gain in 1995 resulted from dispositions of investment and rental properties located in Florida, Georgia and Indiana, while the net gain in 1994 reflected the disposition of idle properties located in Georgia and Indiana.

A $2.1 million increase in other nonoperating income, from $.2 million to $2.3 million, was experienced in 1995. This substantial increase consists primarily of estimated insurance proceeds in excess of the net book value of assets destroyed in a fire which consumed the Company's Prodesign production facility in August 1995 (see Note 11 of Notes to Consolidated Financial Statements). The assets were generally insured at replacement value and the recognized gain offset the loss in profitability incurred while the division was recovering.

The 1995 provision for income taxes represents an effective tax rate of 37.2% compared to 35.2% in 1994. During the first quarter of 1994, the federal tax provision was reduced by a deferred tax credit of approximately $.5 million, resulting from the elimination of a remaining valuation allowance, and this lowered the effective rate for 1994.

Comparison of 1994 to 1993

Consolidated net sales of $394.0 million for 1994 were $64.5 million or 19.6% higher than in 1993. The Company's vehicle segment experienced a sales increase of 16.5% while the housing segment increased 37.5%. The introduction of innovative new products together with aggressive pricing contributed to solid market share gains in recreational vehicles. Increased capacity enabled continued growth and the gain of market share in modular housing. Vehicles, as well as housing, experienced increases in both the number of units sold and the average sales price per unit.

Gross profit increased $10.8 million or 22.6% due to the increased production volume. As a percentage of net sales, gross profit for 1994 was 14.8% compared to 14.5% reported for 1993. This favorable comparison also reflects the elimination of lower margin operating results due to the divestiture of the Company's ambulance manufacturing division during 1994.

As a percentage of net sales, there was a decrease in operating expenses of 1.5% when 1994 is compared with 1993. Selling and delivery expenses were 5.1% of net sales in 1994 and 5.8% in 1993. This decrease was primarily the result of increased demand for recreational vehicles along with the Company's continuing efforts to reduce selling expenses and focus on competitive pricing. In addition, a portion of the decrease was due to the reduction of delivery expenses from the increase in delivery and handling charges billed to customers, as well as change in F.O.B. shipping points within the vehicle group, which began in 1993.

General and administrative expenses were $15.9 million in 1994 and $15.8 million in 1993. As a percentage of net sales, general and administrative expenses decreased .8% in 1994 compared to 1993. Due to the relatively fixed nature of the expenses in this category, some decrease in the percentage usually accompanies an upturn in net sales.

For 1994, the increased sales and decrease in operating expenses as a percentage of net sales, resulted in operating income of $22.5 million, an increase of $9.8 million over the $12.7 million achieved in 1993. The vehicle segment experienced operating income of $15.4 million compared with $7.4 million in 1993, and the housing segment had operating income of $8.2 million compared with operating income of $6.0 million in 1993.

Interest expense was $1.5 million in 1994 compared with $2.0 million the prior year. The most significant item contributing to the decrease was the internal financing of the Company owned dealerships finished goods inventory for the entire year in 1994. Most of the increase in long-term debt resulting from the acquisition of the North Carolina division of Muncy and the expansion of the housing segment occurred near the end of 1994 and had no material effect on 1994 interest expense.

Interest income increased 40.7% in 1994 from 1993. This increase basically reflected the changes in the amount of investments and outstanding notes receivable during the comparable periods. As indicated in the consolidated statements of cash flows, there was a substantial increase in cash and temporary cash investments throughout 1994.

The net gain on sale of property was $.9 million in 1994 compared with $.2 million in 1993. Sales for both comparable periods basically represented the disposition of either vacant or investment properties. Included in the 1994 property sales were dispositions of real estate belonging to Southern Ambulance Builders, Inc. and Auranco.

Other nonoperating income was $.2 million in 1994 compared with $1.4 million in 1993. The major component of this change was a 1993 gain associated with the receipt of proceeds from a key-man life insurance policy. Also, reflected in 1993 was the reversal of a portion of a valuation allowance established in a prior year for an unrealized loss on a common stock investment.

The 1994 provision for income taxes represented an effective tax rate of 35.2%. During the first quarter of 1994, the Company fully restored approximately $526,000 of deferred tax assets by reducing the valuation allowance established in 1992. For 1993 there were no provisions for federal or state income taxes. During 1993, the Company used approximately $6.6 million of its federal net operating loss carryforward and approximately $275,000 of alternative minimum tax credit carryforward to offset its federal tax liability. In addition, the Company restored approximately $2.6 million of net deferred tax assets by reducing the valuation allowance previously established in 1992.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains an unsecured committed line of credit, which totaled $30 million at December 31, 1995, to meet its seasonal working capital needs (see Note 4 of Notes to Consolidated Financial Statements). There were no borrowings against this line of credit during 1995 or 1994. The major source of cash was from operating activities during 1995 and 1994. The most significant items in this category were net income, depreciation, and in 1994, increases in accounts payable and other accrued expenses. This was offset in 1995 by increases in receivables and decreases in accounts payable, and in 1994 by increases in receivables and inventories. The principal sources of cash flow from investing activities in 1995 were proceeds from the sale of properties and use of unexpended industrial revenue bond proceeds. At the same time, the Company invested $15.2 million in property and equipment, primarily for the expansion of capacity in the housing segment and $4.3 million of net cash for the acquisition of Georgie Boy (see Note 9 of Notes to Consolidated Financial Statements). In 1994 the principal sources of cash flow from investing activities were proceeds from the sale of investments, the sale of subsidiaries and collections of notes receivable. This was offset by the investment in property and equipment of $5.1 million and $l.4 million for the acquisition of Muncy. The negative cash flow in 1995 for financing activities was primarily from cash dividends and payments of long-term debt. In 1994, the Company experienced positive cash flow from financing activities primarily from the increase in long-term debt from an economic development bond.

The profitability of the Company during 1995 strengthened the Company's financial position. Working capital increased $9.3 million, from $51.3 million to $60.6 million. The $12.6 million increase in current assets at December 31, 1995 versus 1994, resulted from increased receivables and inventories, both increases were primarily associated with the Georgie Boy operations acquired in January 1995. The $3.3 million increase in current liabilities is substantially the result of increases in other liabilities, primarily insurance and warranty accruals.



OTHER MATTERS

The consolidated financial statements included in this report reflect transactions in the dollar values in which they were incurred and, therefore, do not attempt to measure the impact of inflation. Inflation and changing prices have had a minimal direct impact on the Company in the past in that selling prices and material costs have generally followed the rate of inflation.

The Company expects to adopt the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") in 1996 and, accordingly, the implementation of SFAS No. 123 will not impact the Company's consolidated balance sheet or income statement.

Item 8.  Financial Statements and Supplementary Data

                   REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of Coachmen Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Coachmen Industries, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coachmen Industries, Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                         COOPERS & LYBRAND L.L.P.
                                      ------------------------------
                                         COOPERS & LYBRAND L.L.P.



Elkhart, Indiana
January 26, 1996

               COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS, as of December 31, 1995 and 1994

                                 ASSETS

                                                 1995         1994

CURRENT ASSETS
  Cash and temporary cash investments        $ 17,020,744  $19,534,385
  Certificates of deposit                         500,000      750,000
  Trade receivables, less allowance for
   doubtful receivables 1995 - $844,000
   and 1994 - $986,000                         19,780,160   15,410,757
  Other receivables                             4,244,387    2,121,910
  Refundable income taxes                         507,000        -
  Inventories                                  55,434,497   48,152,342
  Prepaid expenses and other                    1,570,492    1,229,475
  Deferred income taxes                         2,665,000    1,954,000

    Total current assets                      101,722,280    89,152,869

PROPERTY AND EQUIPMENT, at cost
  Land and improvements                         5,537,033     4,646,331
  Buildings and improvements                   27,405,744    20,618,726
  Machinery and equipment                      10,524,486     8,316,127
  Transportation equipment                     11,307,747     6,978,543
  Office furniture and fixtures                 4,269,837     3,795,421

    Total property and equipment               59,044,847    44,355,148

  Less, Accumulated depreciation               27,297,851    25,144,558

    Net property and equipment                 31,746,996    19,210,590

OTHER ASSETS
  Real estate held for sale                     3,458,539     3,458,883
  Rental properties                               925,538     1,796,193
  Unexpended industrial revenue bond
   proceeds                                          -        3,337,122
  Intangibles, less accumulated amortization
   1995 - $244,771 and 1994 - $108,151          5,199,505       327,121
  Deferred income taxes                           875,000     1,493,000
  Other                                         6,320,899     6,245,504

    Total other assets                         16,779,481    16,657,823

TOTAL ASSETS                                 $150,248,757  $125,021,282

The accompanying notes are part of the consolidated financial statements.

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 1995        1994

CURRENT LIABILITIES
  Current maturities of long-term debt       $  2,094,472    $1,530,553
  Accounts payable, trade                      18,435,562    20,398,679
  Accrued wages, salaries and commissions       3,583,423     3,075,622
  Accrued dealer incentives                     2,289,376     2,071,042
  Accrued warranty expense                      3,784,712     2,710,068
  Accrued income taxes                            981,800     1,728,200
  Other accrued expenses                        9,965,433     6,304,825

    Total current liabilities                  41,134,778    37,818,989

LONG-TERM DEBT                                 12,117,756     7,023,394
OTHER                                           5,958,995     5,422,953

    Total liabilities                          59,211,529    50,265,336


COMMITMENTS AND CONTINGENCIES (Note 10)


SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   30,000,000 shares; issued 1995 - 9,141,336
   shares and 1994 - 9,073,696 shares          37,151,202    36,600,387
  Additional paid-in capital                    1,664,889     1,431,055
  Retained earnings                            67,824,816    52,359,629

    Total shareholders' equity before
      treasury shares                         106,640,907    90,391,071

  Less, Cost of shares reacquired for the
   treasury 1995 - 1,672,502 shares and
   1994 - 1,674,821 shares                     15,603,679    15,635,125

    Total shareholders' equity                 91,037,228    74,755,946

    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                   $150,248,757  $125,021,282

The accompanying notes are part of the consolidated financial statements.

       CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS for the years ended December 31, 1995, 1994 and 1993


                                    1995          1994          1993

Net sales                       $515,862,065  $394,023,774   $329,511,226
Cost of goods sold               444,626,666   335,566,707    281,822,135

    Gross profit                  71,235,399    58,457,067     47,689,091

Operating expenses:
  Selling and delivery            25,593,164    20,080,353     19,231,613
  General and administrative      18,983,252    15,877,111     15,789,485

    Total operating expenses      44,576,416    35,957,464     35,021,098

    Operating income              26,658,983    22,499,603     12,667,993

Nonoperating income (expense):
  Interest expense                (3,141,763)   (1,480,784)    (2,027,709)
  Interest income                  1,306,148       667,004        474,101
  Gain on sale of properties, net    793,412       888,902        224,452
  Other, net                       2,340,620       237,369      1,356,890

    Total nonoperating income      1,298,417       312,491         27,734

    Income before income taxes    27,957,400    22,812,094     12,695,727

Income taxes                      10,408,000     8,028,000          -

    Net income                    17,549,400    14,784,094     12,695,727


Retained earnings,
  beginning of the year           52,359,629    39,345,043     28,037,418

Cash dividends (per common share:
  1995 - $.28, 1994 - $.24, and
  1993 - $.19)                    (2,084,213)   (1,769,508)    (1,388,102)


Retained earnings, end of year   $67,824,816   $52,359,629     39,345,043

Net income per common share      $      2.36   $      2.01    $      1.74

The accompanying notes are part of the consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the years ended December 31, 1995, 1994 and 1993

                                         1995          1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                          $17,549,400  $ 14,784,094  $ 12,695,727
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation                      3,993,282     3,089,602     2,867,068
      Amortization of intangibles         136,620        10,881        10,881
      Gain on sale of properties         (793,412)     (888,902)     (224,452)
      Gain on insurance settlement     (2,124,539)        -             -
      Realized gain on sale of
        investments                       (13,888)     (142,373)      (70,896)
      Unrealized appreciation of
        investments                         -           (58,325)     (267,025)
      Deferred income taxes               (93,000)     (858,000)   (2,450,000)
      Other                               121,131        (9,729)     (703,062)
      Changes in certain assets and
        liabilities, net of effect of
        acquisitions and dispositions:
          Receivables, excluding
            current portion of notes   (2,792,849)   (2,950,130)     (277,581)
          Inventories                   1,361,916    (7,925,926)   (4,656,603)
          Prepaid expenses and other     (304,327)     (340,019)      244,623
          Accounts payable, trade      (4,188,586)    8,764,214     3,000,228
          Accrued income taxes           (674,039)    1,197,379       459,003
          Other current liabilities     1,277,349     2,729,901     2,710,421

              Net cash provided by
                operating activities   13,455,058    17,402,667    13,338,332

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of properties                  3,477,934     1,269,607     3,614,452
    Sale of investments                   263,888     1,629,661       427,258
    Sale of subsidiaries                    -         3,364,848         -
    Insurance settlement                  846,463         -             -
  Acquisitions of:
    Investments                             -             -          (500,000)
    Property and equipment            (15,222,794)   (5,133,151)   (4,676,321)
    Real estate held for sale
      and rental properties                 -             -           (93,561)
  Acquisition of a business            (4,313,046)   (1,387,740)        -
  Collections on notes
    receivable, net                        39,177     1,537,170       641,295
  Unexpended industrial revenue
    bond proceeds                       3,337,122    (3,337,122)        -
  Proceeds from life insurance
    death benefit                           -             -           981,987
  Other                                  (130,153)       73,313       305,738

              Net cash provided by
                (used in) investing
                activities            (11,701,409)   (1,983,414)      700,848

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
    for the years ended December 31, 1995, 1994 and 1993 (Continued)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term
    borrowings                              -             -         9,916,729
  Payment of short-term
    borrowings                           (900,000)        -       (20,816,200)
  Proceeds from long-term debt              -         4,000,000         -
  Payments of long-term debt           (1,833,892)     (793,568)   (1,727,329)
  Cash dividends paid                  (2,084,213)   (1,769,508)   (1,388,102)
  Proceeds from issuance of
    common shares                         550,815       477,297       654,661

              Net cash provided by
                (used in) financing
                activities             (4,267,290)    1,914,221   (13,360,241)

Increase in cash and temporary
  cash investments                     (2,513,641)   17,333,474       678,939

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of year                    19,534,385     2,200,911     1,521,972

  End of year                        $ 17,020,744  $ 19,534,385  $  2,200,911


Supplemental disclosures of
  cash flow information:
    Cash paid during the year for:
      Interest                       $  2,398,105  $  1,463,000  $  2,203,000
      Income taxes                   $ 12,265,000  $  7,454,000  $  2,447,000


The accompanying notes are a part of the consolidated financial statements.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1995, 1994 and 1993

Note 1:  NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

         Nature of Operations - Coachmen Industries, Inc. and its subsidiaries (the "Company") manufacture a full line of recreational vehicles and van conversions through eight divisions with manufacturing facilities located in Indiana, Georgia, Michigan and Oregon. These products are marketed through a nationwide dealer network. The Company's housing divisions, with locations in Indiana, Iowa, North Carolina and Tennessee, supply modular housing to builder/dealers in eighteen adjoining states. The Company's parts and supply divisions concentrate primarily on providing parts and supplies to the recreational vehicle and van conversion industries, and also have an important interest in the office furniture market.

         Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Coachmen
         Industries, Inc. and its subsidiaries.

         Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Revenue Recognition, Concentrations of Credit Risk and Allowances for Credit Losses - Sales are recognized as revenue upon shipment. The Company has a concentration of credit risk in the recreational vehicle industry, although there is no geographic concentration of credit risk. The Company performs ongoing credit evaluations of its customers' financial condition and sales to its recreational vehicle dealers are generally subject to preapproved dealer floor plan financing whereby the Company is paid upon delivery or shortly thereafter. The Company generally requires no collateral from its customers. Future credit losses are provided for currently through the allowance for doubtful receivables and actual credit losses are charged to the allowance when incurred.

         Cash and temporary cash investments at December 31, 1995 and 1994 include approximately $16,500,000 and $18,500,000, respectively, which is invested in a money market mutual fund.

         Cash Flows and Noncash Activities - For purposes of the consolidated statements of cash flows, cash and temporary cash investments include cash, cash investments and any highly

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1995, 1994 and 1993 (Continued)

         liquid investments purchased with an original maturity of three months or less. The Company's acquisitions of and dispositions of subsidiaries included certain noncash activities (see Note
         9). During 1994, the Company sold certain real property in exchange for notes receivable of $312,000. For each of the three years in the period ended December 31, 1995, the Company issued common shares with a market value of $38,280, $17,163 and $20,747, respectively, in lieu of cash compensation. The Company recognizes a tax benefit in additional paid-in capital from exercise of stock options (see Note 6).


         Fair Value of Financial Instruments - The carrying amounts of cash equivalents, certificates of deposit, receivables, and accounts payable approximated fair value as of December 31, 1995, because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of December 31, 1995, based upon terms and conditions currently available to the Company in comparison to terms and conditions of the existing long-term debt. The Company has investments in life insurance contracts to fund obligations under deferred compensation agreements (see Note 7). At December 31, 1995, the cash surrender values of these policies, net of policy loans of $10.2 million, aggregated $7.9 million which exceeded the $5.6 million carrying amount of the investments in insurance contracts.

         Inventories - Inventories are valued at the lower of cost (first-in, first-out method) or market.

         Property and equipment - Depreciation is computed by the straight-line method on the costs of the assets, at rates based on their estimated useful lives as follows: land improvements 3-15 years; buildings and improvements 10-30 years; machinery and equipment 3-10 years; transportation equipment 2-7 years; and office furniture and fixtures 2-10 years.

         Upon sale or retirement of property and equipment, including real estate held for sale and rental properties, the asset cost and related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in income.

         Real Estate Held For Sale - Real estate held for sale represents real properties which are carried at the lower of estimated realizable value or cost less accumulated depreciation. As of December 31, 1995 and 1994, the carrying value of real estate held for sale (and the related accumulated

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1995, 1994 and 1993 (Continued)

         depreciation) aggregated $3,682,007 ($223,468) and $3,682,007
         ($223,124), respectively.

         Rental Properties - Rental properties represent owned facilities which are currently leased to others under lease agreements with expiring terms through August 31, 1997.
         Certain of the lease agreements contain options for the lessee to renew the lease or purchase the facilities. Lease income for the years ended December 31, 1995, 1994 and 1993 aggregated $381,287, $570,955 and $539,919, respectively. Future minimum annual lease income under these lease agreements is as follows:
         1996 - $237,600 and 1997 - $158,400.  The rental properties are carried at cost less accumulated depreciation, which is not in excess of net realizable value. The rental properties are depreciated by the straight-line method over the estimated useful lives of the assets (15-20 years). At December 31, 1995 and 1994, the cost of rental properties (and the related accumulated depreciation) aggregated $1,795,504 ($869,966) and $2,944,062 ($1,147,869), respectively.

         Intangibles - Intangibles represent the excess of cost over the fair value of net assets of businesses acquired, and are being amortized over a 40-year period by the straight-line method.

         Income Taxes - The provision for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary differences between such income and that recognized for tax return purposes. Deferred tax assets and liabilities are established for the expected future tax consequences of events that have been included in the financial statements or tax returns using enacted tax rates in effect for the years in which the differences are expected to reverse.

         Research and Development Expenses - Research and development expenses charged to operations were approximately $2,240,000, $1,925,000 and $2,012,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

         Warranty Expense - The Company accrues an estimated warranty liability at the time the warranted products are sold.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1995, 1994 and 1993 (Continued)

Note 2:  OPERATIONS IN DIFFERENT INDUSTRIES.

         The Company's business and operations are comprised of two segments: Vehicles (recreational, vans, specialized and related parts and accessories) and Housing (modular). Segment information is as follows:


                               1995           1994            1993

  Net sales:
    Vehicles              $432,612,786    $327,430,404    $281,084,221
    Housing                 83,249,279      66,593,370      48,427,005

      Total               $515,862,065    $394,023,774    $329,511,226

  Operating income (loss):
    Vehicles              $ 18,136,796    $ 15,434,057    $  7,404,742
    Housing                  8,644,906       8,192,322       6,043,283
    General Corporate         (122,719)     (1,126,776)       (780,032)

      Total               $ 26,658,983    $ 22,499,603    $ 12,667,993

  Identifiable assets:
    Vehicles              $ 89,173,588    $ 71,153,298    $ 65,084,605
    Housing                 23,957,173      20,907,090      12,544,448
    General Corporate       37,117,996      32,960,894      17,107,429

      Total               $150,248,757    $125,021,282    $ 94,736,482

  Depreciation:
    Vehicles              $  2,218,420    $  1,814,505    $  1,795,676
    Housing                  1,487,159         965,627         764,494
    General Corporate          287,703         309,470         306,898

      Total               $  3,993,282    $  3,089,602    $  2,867,068

  Additions to property
    and equipment
    (including property and
    equipment acquired in the
    acquisition of businesses):
      Vehicles            $  8,905,728    $  2,714,736    $  3,130,908
      Housing                6,834,516       3,740,864       1,418,231
      General Corporate      2,602,967         224,791         127,182

      Total               $ 18,343,211    $  6,680,391    $  4,676,321

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1995, 1994 and 1993 (Continued)

Note 3:  INVENTORIES.

         Inventories consist of the following:
                                              1995           1994
         Raw materials                    $ 16,580,013   $ 15,751,077
         Work in process                     7,268,705      5,053,551
         Finished goods                     31,585,779     27,347,714
           Total                          $ 55,434,497   $ 48,152,342


Note 4:  SHORT-TERM BORROWINGS.

         At December 31, 1995, the Company has an unsecured bank line of credit aggregating $30 million ($20 million at December 31, 1994) with interest on outstanding borrowings payable monthly at a formula rate, which approximates the bank's cost of funds plus a mark-up, which generally results in a rate below the prime rate. There were no outstanding borrowings under this bank line of credit at December 31, 1995 and 1994.

Note 5:  LONG-TERM DEBT.

         Long-term debt consists of the following:
                                                    1995         1994
         Obligations under industrial development
         revenue bonds, variable rates, with
         various maturities through 2009        $ 6,666,125  $ 7,591,006

         Promissory notes payable, issued or
         assumed in the acquisition of Georgie
         Boy (see Note 9), payable in annual
         installments through January 2001,
         interest payable monthly
         at the prime rate, unsecured             7,492,173        -

         Real estate mortgages, paid in full
         in 1995                                      -          873,491

         Other                                       53,930       89,450
             Total                               14,212,228    8,553,947
           Less, Current maturities               2,094,472    1,530,553
             Long-term debt                     $12,117,756  $ 7,023,394

         Aggregate maturities of long-term debt for each of the next five years ending December 31 are as follows: 1996 -
         $2,094,472; 1997 - $2,076,496; 1998 - $2,058,519; 1999 -
         $2,058,519 and 2000 - $1,757,924.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1995, 1994 and 1993 (Continued)

         In connection with three of its industrial development revenue bond obligations, the Company obtained, as a credit enhancement for the bondholders, irrevocable letters of credit in favor of the bond trustees. The agreements relating to these letters of credit contain, among other provisions, certain covenants relating to required amounts of working capital and net worth and the maintenance of certain required financial ratios.

Note 6:  COMMON STOCK MATTERS AND EARNINGS PER SHARE.

         The Company's stock option plan provides for the granting to eligible key employees of options to purchase common shares. Under terms of the plan, the Company may grant incentive stock options or non-qualified stock options. In the case of options granted to an employee of the Company who is a 10% or more shareholder, the option price is an amount per share of not less than 110% of the fair market value per share on the date of granting the option. The option price for options granted to all other key employees is an amount per share of not less than the fair market value per share on the date of granting the option. No such options may be exercised during the first year after grant, and are exercisable cumulatively in four installments of 25% each year thereafter.

         The transactions for shares under options for each of the two years in the period ended December 31, 1995 were as follows:

                                            Number       Per Share
                                          of Shares     Option Price
         Outstanding, January 1, 1994      207,825    $ 3.875 -$16.750
           Granted                          87,300     12.875 - 16.875
           Canceled                         (2,725)     3.875 - 16.875
           Exercised                       (63,000)     3.875 - 16.750

         Outstanding, December 31, 1994    229,400      3.875 - 16.875
           Granted                         136,200     14.875 - 16.875
           Canceled                        (16,575)     3.875 - 16.875
           Exercised                       (61,575)     3.875 - 16.875

         Outstanding, December 31, 1995    287,450      4.375 - 16.875

         Exercisable, December 31, 1995     76,631      4.375 - 16.875

         As of December 31, 1995, 512,400 shares were reserved for the granting of future stock options, compared with 632,025 shares at December 31, 1994.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1995, 1994 and 1993 (Continued)

         The Company has an employee stock purchase plan under which a total of 292,850 shares of the Company's common stock are reserved for purchase by full-time employees through payroll deductions, cash payments, or a combination of both at a price equal to 90% of the market price of the Company's common stock on the purchase date. As of December 31, 1995, there were 157 employees actively participating in the plan. Since its inception, a total of 107,150 shares have been purchased by employees under the plan. Certain restrictions in the plan limit the amount of payroll deductions and cash payments an employee may make in any one quarter. There are also limitations as to the amount of ownership in the Company an employee may acquire under the plan.

         In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No.123"), was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the notes to the financial statements. The Company expects to adopt SFAS No. 123 on a disclosure basis only, and the disclosure requirements are effective for fiscal years beginning after December 15, 1995. As such, implementation of SFAS No. 123 will not impact the Company's consolidated balance sheet or income statement.

         A summary of the changes in common shares, additional paid-in capital and treasury shares for each of the three years in the period ended December 31, 1995 follows:


                                                     Additional
                                           Common      Paid-in    Treasury
                                           Shares      Capital     Shares
         Balance, January 1, 1993        $35,468,429   $752,397  $(15,669,377)

         Sale of 1,277 common
            shares under employee
            stock purchase plan               17,333      -             -

          Issuance of 1,356 common
            shares from treasury               -          2,360        18,387

          Issuance of 81,250 common
            shares upon the exercise
            of stock options                 637,328      -             -

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1995, 1994 and 1993 (Continued)

          Tax benefit from current
            and prior years' exercise
            of stock options                   -        434,000         -

         Balance, December 31, 1993       36,123,090  1,188,757   (15,650,990)

          Sale of 3,263 common
            shares under employee
            stock purchase plan               42,315      -             -

          Issuance of 1,170 common
            shares from treasury               -          1,298        15,865

          Issuance of 63,000 common
            shares upon the exercise
            of stock options                 434,982      -             -

          Tax benefit from current
            and prior years' exercise
            of stock options                   -        241,000         -

         Balance, December 31, 1994       36,600,387  1,431,055   (15,635,125)

          Sale of 6,065 common
            shares under employee
            stock purchase plan               94,396      -             -

          Issuance of 2,319 common
            shares from treasury               -          6,834        31,446

          Issuance of 61,575 common
            shares upon the exercise
            of stock options                 456,419      -             -

          Tax benefit from current year
            exercise of stock options          -        227,000         -

         Balance, December 31, 1995      $37,151,202 $1,664,889  ($15,603,679)


         On January 19, 1990, the Board of Directors adopted a shareholder rights plan and declared a dividend distribution of one common share purchase right on each outstanding common share. Such rights only become exercisable, or transferable apart from the common shares, (i) ten days after a person or group of persons ("Acquiring Person") acquires or obtains the right to acquire beneficial ownership of 20% or more of the Company's common shares or (ii) ten business days (or such later date established by the Board) following the commencement of a tender offer or exchange offer for 20% or more of the Company's common shares. Upon the occurrence of certain events and after the rights become exercisable, each right would,

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1995, 1994 and 1993 (Continued)

         subject to certain adjustments and alternatives, entitle the rightholder to purchase the number of common shares of the Company or the acquiring company having a market value of twice the $30 exercise price of the right (except that the Acquiring Person would not be able to purchase common shares of the Company on these terms). The rights are nonvoting, may be redeemed by the Company at a price of $.01 per right at any time prior to the date on which an Acquiring Person acquires 20% or more of the Company's common shares and expire February 15, 2000.

         Earnings per share are based on the weighted average number of common shares outstanding (1995 - 7,440,984, 1994 - 7,371,963 and 1993 - 7,304,196). The common share equivalents (employee stock options) have not entered into the computation of earnings per share because their inclusion in each year reported would have been immaterial. Fully-diluted earnings per share do not differ materially from primary earnings per share.

Note 7:  INCENTIVE AND DEFERRED COMPENSATION PLANS.

         The Company has incentive compensation plans for its officers and other key management personnel. The amounts charged to expense for the years ended December 31, 1995, 1994 and 1993 aggregated $2,577,692, $2,146,905 and $1,760,967, respectively.

         The Company has established a deferred compensation plan for executives and other key employees. The plan provides for benefit payments upon termination of employment, retirement, disability, or death. The Company recognizes the cost of this plan over the projected service lives of the participating employees based on the present value of the estimated future payments to be made. The plan is funded by insurance contracts on the lives of the participants, and investments in insurance contracts (included in other assets) aggregating $5,623,123 as of December 31, 1995 and 1994. The deferred compensation obligations, which aggregated $5,952,958 and $5,460,677 as of December 31, 1995 and 1994, respectively, are included in other non-current liabilities, with the current portion ($186,854 and $180,207 at December 31, 1995 and 1994, respectively) included in other accrued expenses.

         The Company adopted the Coachmen Assisted Retirement For Employees (C.A.R.E.) program effective January 1, 1994. All full-time employees of the Company (subject to certain eligibility restrictions) are eligible to participate. C.A.R.E. provides a mechanism for each eligible employee to

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1995, 1994 and 1993 (Continued)

         establish an individual retirement account and receive matching contributions from the Company based on the amount contributed by the employee, the employee's years of service and the profitability of the Company. Company matching contributions charged to expense under the C.A.R.E. program aggregated $537,118 and $546,984 for the years ended December 31, 1995 and 1994, respectively.

Note 8:  INCOME TAXES.

         Income taxes are summarized as follows:

                                    1995         1994        1993
         Federal:
           Current              $ 9,530,000  $ 7,918,000  $2,000,000
           State                    (79,000)    (730,000) (2,000,000)
            Subtotal              9,451,000    7,188,000       -

         State:
           Current                  971,000      968,000     450,000
           Deferred                 (14,000)    (128,000)   (450,000)
            Subtotal                957,000      840,000       -
           Total                $10,408,000  $ 8,028,000  $    -


         The following is a reconciliation of the provision for income taxes computed at the federal statutory rate (35% in 1995, 35% in 1994 and 34% in 1993) to the reported provision for income taxes:

                                      1995         1994         1993
    Computed federal income tax
      at federal statutory rate   $ 9,785,000  $ 7,984,000  $ 4,344,000
    Changes resulting from:
      Nontaxable life insurance
        proceeds                        -            -         (285,000)
    Foreign Sales Corporation
      subject to lower tax rate      (222,000)    (186,000)    (230,000)
    State income taxes, net of
      federal income tax benefit      622,000      546,000        -
    Alternative minimum tax
      credit                            -            -         (275,000)
    Tax benefit of utilization
      of net operating loss
      carryforward                      -            -       (2,233,000)
    Valuation allowance                 -         (526,000)  (1,519,000)
    Other, net                        223,000      210,000      198,000

        Total                     $10,408,000  $ 8,028,000  $     -

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1995, 1994 and 1993 (Continued)

         The components of the net deferred tax assets as of December 31, 1995 and 1994 are as follows:

                                          1995          1994

         Current deferred tax asset:
           Accrued warranty expense    $1,321,000    $1,084,000
           Allowance for doubtful
             receivables                  317,000       394,000
           Other                        1,027,000       476,000

               Net current deferred
                 tax asset             $2,665,000    $1,954,000

         Noncurrent deferred tax
           asset (liability):
             Deferred compensation     $2,400,000    $2,220,000
             Operating loss carry-
               forwards, primarily
               state                        -           600,000
             Property and equipment    (1,441,000)     (727,000)
             Intangible assets            (84,000)        -

             Net noncurrent deferred
               tax asset                  875,000     2,093,000

             Less, valuation
               allowance                    -           600,000

                   Total                 $875,000    $1,493,000


Note 9:  ACQUISITIONS AND DISPOSITIONS.

         On January 3, 1995, the Company acquired all of the issued and outstanding capital stock of Georgie Boy Mfg., Inc. ("Georgie Boy") a manufacturer of Class A motorhomes. The purchase price aggregated $12.8 million and consisted of $6.7 million in cash and a $6.1 million promissory note payable to the seller. In conjunction with the acquisition, the Company assumed liabilities of $8,757,000.

         The acquisition was accounted for using the purchase method, and the operating results of Georgie Boy have been included in the Company's 1995 consolidated financial statements from the date of acquisition. The excess of the purchase price over the cost of acquired net assets ("goodwill") of $5.0 million is

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1995, 1994 and 1993 (Continued)

         being amortized on a straight-line basis over forty years. Unaudited pro forma financial information for 1994, as if this acquisition had occurred on January 1, 1994,is as follows:

                                           Year Ended
                                        December 31, 1994
                                           (Unaudited)

                Net sales                  $483,870,000

                Net income                   15,896,000

                Net income per share               2.16


         On September 23, 1994, the Company acquired substantially all of the operating assets of the North Carolina division of Muncy Building Enterprises, L.P. ("Muncy"), a manufacturer of modular homes. The assets acquired consisted principally of property and equipment and inventories of modular homes. The purchase price of $2,761,740 was allocated to the assets acquired and consisted of $1,387,740 in cash and $1,374,000 of assumed liabilities, including long-term debt of $843,917. The acquisition was accounted for as a purchase and, accordingly, the operating results of Muncy are included in the Company's consolidated financial statements from the date of acquisition. Pro forma results of operations for 1993 and 1994 are not presented herein as the amounts would not be materially different from the Company's historical results.

         On April 29, 1994, the Company sold certain assets of its wholly owned subsidiary, Southern Ambulance Builders, Inc., for $1,589,809 consisting of $789,809 in cash and a promissory note for $800,000, which was subsequently collected. The assets sold consisted of inventories, property and equipment (excluding land) and other miscellaneous assets. The sales price equaled the net book value of the assets sold. In a separate transaction, the Company sold certain land of Southern Ambulance Builders, Inc. for $611,998 in cash, resulting in a pre-tax gain of $170,129.

         In addition, during 1994, the Company sold its 52% ownership interest in Luxury Conversions for $133,721, and substantially all the assets of its wholly owned subsidiary, Auranco, for $1,129,320. The Auranco transaction resulted in a pre-tax gain of $143,907. There was no gain or loss on the Luxury Conversions sale.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1995, 1994 and 1993 (Continued)

Note 10: COMMITMENTS AND CONTINGENCIES.

         Lease Commitments

         The Company leases various manufacturing and office facilities under noncancelable agreements which expire at various dates through November 2006. Several of the leases contain renewal options and options to purchase and require the payment of property taxes, normal maintenance and insurance on the properties. Certain office and delivery equipment are also leased under various noncancelable agreements. The above described leases are accounted for as operating leases.

         Future minimum annual lease commitments at December 31, 1995 aggregated $3,476,300 and are payable as follows: 1996 - $1,037,600; 1997 - $1,008,700; 1998 - $834,900; 1999 -
         $374,500; 2000 - $123,000 and thereafter - $97,600.

         Total rental expense for the years ended December 31, 1995, 1994 and 1993 aggregated $1,222,156, $1,396,183 and $1,604,576, respectively.

         Obligation to Purchase Consigned Inventories

         The Company obtains vehicle chassis for its recreational and specialized vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement.
         Chassis are accounted for as consigned inventory until either assigned to a unit in the production process or 90 days have passed. At the earlier of these dates, the Company is obligated to purchase the chassis and it is recorded as inventory. At December 31, 1995 and 1994, chassis inventory, accounted for as consigned inventory, approximated $18.0 million and $14.0 million, respectively.

         Repurchase Agreements

         The Company is contingently liable to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financial institution in the event that they have repossessed them upon a dealer's default. Although the total contingent liability approximated $129 million at December 31,

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1995, 1994 and 1993 (Continued)

         1995 ($90 million at December 31, 1994), the risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased.

         Self-Insurance

         The Company is self-insured for a portion of its product liability and certain other liability exposures. Depending on the nature of the claim and the date of occurrence the Company's maximum exposure ranges from $250,000 to $500,000 per claim. The Company accrues an estimated liability based on various factors, including sales levels and the amount of outstanding claims. Management believes the liability recorded is adequate to cover the Company's self-insured risk.

         Litigation

         The Company is involved in various legal proceedings which are ordinary routine litigations incidental to the industry and which are covered in whole or in part by insurance. Management believes that any liability which may result from these proceedings will not be significant.

Note 11: INSURANCE SETTLEMENT.

         On August 14, 1995, a fire destroyed the Company's Prodesign production facility. The loss was covered by insurance and estimated insurance proceeds in excess of the net book value of destroyed assets and related expenses resulted in a gain of $2.1 million which is included in other nonoperating income. Other receivables at December 31, 1995 include $2.4 million of estimated insurance recoveries.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1995, 1994 and 1993 (Concluded)

Note 12: UNAUDITED INTERIM FINANCIAL INFORMATION.

         Certain selected unaudited quarterly financial information for the years ended December 31, 1995 and 1994 is as follows:

                                           1995
                                       Quarter Ended
                       March 31      June 30   September 30  December 31

   Net sales        $131,770,379  $128,192,670 $130,973,395 $124,925,621
   Gross profit       16,562,112    17,960,958   18,661,458   18,050,871
   Income before
     income taxes      5,086,464     6,709,086    7,458,426    8,703,424
   Net income          3,203,464     4,212,086    4,683,426    5,450,424
   Net income per
     common share            .43           .57          .63          .73

                                           1994
                                       Quarter Ended
                       March 31      June 30   September 30  December 31

   Net sales        $ 93,635,237  $100,320,091 $102,974,854 $ 97,093,592
   Gross profit       12,111,138    15,592,188   15,345,676   15,408,065
   Income before
     income taxes      3,313,785     6,584,343    6,140,566    6,773,400
   Net income          2,620,785     4,118,343    3,808,566    4,236,400
   Net income per
     common share            .36           .56          .52          .57

         The fourth quarter of 1995 includes a $2.1 million pre-tax gain on insurance settlements (see Note 11).

         The common share equivalents described in Note 6 did not enter into the computations of net income per common share for any of the quarters during 1995 and 1994 because their inclusion was immaterial.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

                                Part III.

Item 10.  Directors and Executive Officers of the Registrant

     (a)  Identification of Directors

Information for Item 10(a) is contained on page 3 of the Company's Proxy Statement dated March 25, 1996 and is incorporated herein by reference.

     (b)  Executive Officers of the Company

See "Executive Officers of the Registrant" on page 8.

Item 11.  Executive Compensation

Information for Item 11 is contained under the heading "Compensation of Executive Officers and Directors" in the Company's Proxy Statement dated March 25, 1996 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information for Item 12 is contained on pages 2 and 3 of the Company's Proxy Statement dated March 25, 1996 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Not Applicable

                                 Part IV.

Item 14.  Exhibits, Financial Statement
          Schedules, and Reports on Form 8-K

(a) (1)  Financial Statements                                     Page
                                                                Reference
Financial statements included in Part II of the report:

  Report of Independent Accountants                                15
  Consolidated Balance Sheets as of
    December 31, 1995 and 1994                                    16-17
  Consolidated Statements of Income and Retained Earnings
    for the years ended December 31, 1995, 1994 and 1993           18
  Consolidated Statements of Cash Flows for the years
    ended December 31, 1995, 1994 and 1993                        19-20
  Notes to Consolidated Financial Statements for the years
    ended December 31, 1995, 1994 and 1993                        21-35


(a) (2)  Financial Statement Schedules

  Report of Independent Accountants on Financial
    Statement Schedule                                             38

  Schedule II - Valuation and Qualifying Accounts                  39

  All other financial statement schedules have been omitted as they are not required, not applicable or because the information is included in the Notes to Consolidated
  Financial Statements.

(a) (3)  Exhibits

  See Index to Exhibits

(b)      Reports on Form 8-K

 No reports on Form 8-K were required to be filed during the last quarter of the period covered by this report.

                   Report of Independent Accountants
                    on Financial Statement Schedule



To the Board of Directors of
     Coachmen Industries, Inc.:

Our report on the consolidated financial statements of Coachmen Industries, Inc. and subsidiaries is included on page 15 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in
Item 14(a)(2) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                      COOPERS & LYBRAND L.L.P.
                                    ----------------------------
                                      COOPERS & LYBRAND L.L.P.



Elkhart, Indiana
January 26, 1996

                               SCHEDULE II
                    VALUATION AND QUALIFYING ACCOUNTS

                      Balance At    Charged                 Balance
                      Beginning    To Costs   Deductions-   At End
Description           Of Period  And Expenses  Describe    Of Period

Allowance for doubtful
 receivables - deducted
 from trade receivables
 and notes receivable
 in the consolidated
 balance sheets:

 For the year ended
  December 31, 1995   $  986,000 $ 292,000 $ 434,000  (A) $844,000 (B)

 For the year ended
  December 31, 1994    1,059,000  (121,000)  (48,000) (A)  986,000 (B)

 For the year ended
  December 31, 1993      933,000   477,000   351,000  (A)1,059,000 (B)

Allowance for decline
 in market value of
 common stock invest-
 ment - deducted from
 investments in the
 consolidated balance
 sheets:

 For the year ended
  December 31, 1995   $     -         -         -            -

 For the year ended
  December 31, 1994       58,325      -       58,325  (c)    -

 For the year ended
  December 31, 1993      325,350      -      267,025  (d)   58,325

(A)  Write-off of bad debts, less recoveries.

(B) Reflected in the consolidated balance sheets as deducted from trade receivables and current portion of notes receivable.

(C) Reversal of the balance of the allowance for unrealized security losses upon disposition of related common stock investment in 1994.

(D) Reversal of a portion of the allowance for unrealized security losses established in 1990.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COACHMEN INDUSTRIES, INC.

Date:  March 26, 1996                             G. L. Groom
                                         -----------------------------
                                                  G. L. Groom
                                            (Chief Financial Officer)

                                                  W. M. Angelo
                                         -----------------------------
                                                  W. M. Angelo
                                                  (Controller)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          P. C. Barker                            K. D. Corson
-------------------------------         ------------------------------
          P. C. Barker                            K. D. Corson
           (Director)                              (Director)


          T. H. Corson                            G. L. Groom
-------------------------------         ------------------------------
          T. H. Corson                            G. L. Groom
           (Director)                             (Director)
   (Chief Executive Officer)

                                                 W. P. Johnson
-------------------------------         ------------------------------
          R. J. Harring                          W. P. Johnson
           (Director)                             (Director)


           P. G. Lux                             W. G. Milliken
-------------------------------         ------------------------------
           P. G. Lux                             W. G. Milliken
           (Director)                             (Director)


                               C. C. Skinner
                         ------------------------
                               C. C. Skinner
                                (Director)

                            INDEX TO EXHIBITS

Number Assigned
 In Regulation
 S-K, Item 601             Description of Exhibit

 (3)    3(i)    Articles of Incorporation of the Company
                as ammended on May 30, 1995

       3(ii)    By-laws of the Company

 (4) Shareholder Rights Plan (Filed as an exhibit to the Company's Form 10-K for the year ended
                December 31, 1989 and incorporated herein by reference)

 (9)            No exhibit

(10)            No exhibit

(11)            No exhibit - See Consolidated Statements of
                Income and Retained Earnings (on page 18 herein) and Note 6 of Notes to Consolidated
                Financial Statements (on page 26 herein).

(13)            No exhibit

(16)            No exhibit

(18)            No exhibit

(21)            Subsidiaries of the Registrant

(22)            No exhibit

(23)            Consent of Independent Accountants

(24)            No exhibit

(27)            Financial Data Schedule

(28)            No exhibit