Form 10-Q
period 1996-03-31
COACHMEN INDUSTRIES INC
filed 1996-05-10
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q

(MARK ONE)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

    At April 30, 1996:

    Common Shares, without par value 7,511,697 shares outstanding Rights to purchase Common Shares 7,511,697 rights outstanding

                      COACHMEN INDUSTRIES, INC.
                                INDEX

                                                            Page No.

PART I.  FINANCIAL INFORMATION

    Financial Statements:

       Consolidated Balance Sheets-
       March 31, 1996 and December 31, 1995....................3-4

       Consolidated Statements of Income-
       Three Months Ended March 31, 1996 and 1995.............. 5

       Consolidated Statements of Cash Flows-
       Three Months Ended March 31, 1996 and 1995.............. 6

       Condensed Notes to Consolidated Financial Statements....7-8

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations........................9-12

PART II.  OTHER INFORMATION.................................... 13

SIGNATURES..................................................... 13

INDEX TO EXHIBITS.............................................. 13

                      COACHMEN INDUSTRIES, INC.
                     CONSOLIDATED BALANCE SHEETS

                                               MARCH 31,   DECEMBER 31,
                                                 1996         1995

ASSETS
CURRENT ASSETS
  Cash and temporary cash investments        $ 18,727,002  $17,020,744
  Certificates of deposit                         500,000      500,000
  Trade receivables less allowance for
   doubtful receivables 1996 - $923,000
   and 1995 - $863,000                         31,251,264   19,780,160
  Other receivables                             1,638,000    4,244,387
  Refundable income taxes                         507,000      507,000
  Inventories                                  56,839,900   55,434,497
  Prepaid expenses and other                      900,749    1,570,492
  Deferred income taxes                         2,665,000    2,665,000

    Total current assets                      113,028,915  101,722,280

PROPERTY AND EQUIPMENT, at cost
  Land and improvements                         5,636,377    5,537,033
  Buildings and improvements                   29,346,846   27,405,744
  Machinery and equipment                      11,217,326   10,524,486
  Transportation equipment                      9,335,362   11,307,747
  Office furniture and fixtures                 4,405,227    4,269,837

    Total property and equipment, at cost      59,941,138   59,044,847

  Less, Accumulated depreciation               26,496,929   27,297,851

    Net property and equipment                 33,444,209   31,746,996

OTHER ASSETS
  Real estate held for sale                     3,324,059    3,458,539
  Rental properties                             1,011,905      925,538
  Intangibles, less accumulated amortization
   1996 - $278,797 and 1995 - $244,771          5,165,479    5,199,505
  Deferred income taxes                           875,000      875,000
  Other                                         8,559,335    6,320,899

     Total other assets                        18,935,778   16,779,481

TOTAL ASSETS                                 $165,408,902 $150,248,757

The accompanying notes are part of the consolidated financial statements.

                       COACHMEN INDUSTRIES, INC.
                 CONSOLIDATED BALANCE SHEETS (CONT'D)

                                               MARCH 31,   DECEMBER 31,
                                                 1996         1995

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt       $  2,094,472  $ 2,094,472
  Accounts payable, trade                      23,880,972   18,435,562
  Accrued wages, salaries and commissions       2,780,733    3,583,423
  Accrued dealer incentives                     2,958,841    2,289,376
  Accrued warranty expense                      4,003,433    3,784,712
  Accrued income taxes                          3,229,994      981,800
  Other liabilities                            12,580,883    9,965,433

    Total current liabilities                  51,529,298   41,134,778

LONG-TERM DEBT                                 10,547,997   12,117,756

OTHER                                           6,094,580    5,958,995

    Total liabilities                          68,171,875   59,211,529

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   30,000,000 shares; issued 1996 - 9,178,921
   shares and 1995 - 9,141,336 shares          37,604,044   37,151,202
  Additional paid-in capital                    1,671,501    1,664,889
  Retained earnings                            73,551,411   67,824,816
  Treasury shares at cost 1996 - 1,674,116
   shares and 1995 - 1,672,502 shares         (15,589,929) (15,603,679)

    Total shareholders' equity                 97,237,027   91,037,228

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $165,408,902 $150,248,757

The accompanying notes are part of the consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF INCOME

                                                   THREE MONTHS
                                                  ENDED MARCH 31,
                                                 1996         1995

Net sales                                    $148,640,023 $131,770,379

Cost of goods sold                            129,488,503  115,208,267

    Gross profit                               19,151,520   16,562,112

Operating expenses:
  Selling and delivery                          7,561,188    6,482,492
  General and administrative                    5,599,626    4,627,614

    Total operating expenses                   13,160,814   11,110,106

    Operating income                            5,990,706    5,452,006

Nonoperating income (expense):
  Interest expense                               (440,089)    (728,332)
  Interest income                                 234,314      171,405
  Gain on sale of properties, net                  (3,288)      18,592
  Other, net                                      341,330      172,793

    Total nonoperating income                     132,267       33,352

    Income before income taxes and
      cumulative effect of accounting
      change                                    6,122,973    5,086,464

Income taxes                                    2,166,000    1,883,000

    Income before cumulative effect
      of accounting change                      3,956,973    3,203,464

Cumulative effect of accounting change
  for Company-owned life insurance policies     2,293,983         -

    Net income                               $  6,250,956  $ 3,203,464

Earnings per common share:
    Income before cumulative effect
      of accounting change                     $      .53   $      .43
    Cumulative effect of accounting change     $      .30           -
    Net income                                 $      .83   $      .43

Weighted average number of
 common shares outstanding                      7,490,249    7,415,985

Cash dividends per common share                $      .07   $      .07

The accompanying notes are part of the consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   THREE MONTHS
                                                  ENDED MARCH 31,
                                                 1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by (used in)
   operating activities                       $ 5,573,662  $(2,234,613)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of properties                            363,512      782,079
    Sale of investments                              -          13,888
  Acquisitions of property and equipment       (3,175,772)  (5,155,669)
  Acquisition of a business, net of
   cash acquired                                     -      (4,654,877)
  Unexpended industrial revenue bond proceeds        -       2,406,900
  Proceeds from life insurance death benefit      171,770         -
  Other                                           414,364      168,568

    Net cash (used in) investing
     activities                                (2,226,126)  (6,739,111)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of short-term borrowings                  -        (900,000)
  Payments of long-term debt                   (1,569,759)    (392,582)
  Cash dividends paid                            (524,361)    (518,996)
  Proceeds from sale of common shares             452,842      242,776

    Net cash (used in) financing activities    (1,641,278)  (1,568,802)

Increase (decrease) in cash and temporary
 cash investments                               1,706,258  (10,452,526)

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of period                          17,020,744   19,534,385
  End of period                              $ 18,727,002  $ 8,991,859


Noncash investing and financing activities:
  Liabilities assumed in acquisition
    of a business                                          $ 8,757,472
  Long-term debt issued in conjunction with
    acquisition of a business                                6,141,129

The accompanying notes are part of the consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
         CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet data as of December 31, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair statement of the interim periods reported. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

3.  Inventories consist of the following:

                                   March 31,           December 31,
                                     1996                  1995

    Raw material                 $ 17,382,957          $ 16,580,013
    Work in-process                 7,388,602             7,268,705
    Finished goods                 32,068,341            31,585,779

      Total inventories          $ 56,839,900          $ 55,434,497

4. Effective January 1, 1996, the Company changed its method of accounting for its investment in life insurance contracts which were purchased to fund liabilities under deferred compensation agreements with executives and other key employees. Prior to January 1, 1996, the Company accounted for its investments in life insurance contracts by capitalizing premiums under the ratable charge method (a method of accounting which was acceptable when the insurance contracts were originally acquired and continued to be acceptable for contracts acquired prior to November 14, 1985). Effective January 1, 1996, the Company changed to the cash surrender value method of accounting which is the preferred method under generally accepted accounting principles, as this method more accurately reflects the economic value of the contracts.

    On January 1, 1996, the Company recorded a $2.3 million noncash credit for the cumulative effect of this accounting change. This change also increased net income for the three months ended March 31, 1996 by $223,232 or $.03 per share. On a pro forma basis, net income and net income per share for the three months ended March 31, 1995 would have been $3,389,312 and $.46, respectively, if this accounting change had been made prior to 1995.

5. The Company was contingently liable at March 31, 1996 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. The Company is involved in various legal proceedings which are ordinary litigations incidental to the industry and which are covered in whole or in part by insurance. Management believes that any liability which may result from these proceedings will not be significant.

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

                                             Comparison of
                                          Three Months Ended
                                        March 31, 1996 and 1995
                                         Increases (Decreases)

Net sales                            $ 16,869,644            12.8%

Cost of goods sold                     14,280,236            12.4

Selling and delivery expense            1,078,696            16.6

General and administrative expense        972,012            21.0

Interest expense                         (288,243)          (39.6)

Interest income                            62,909            36.7

Gain on sale of properties, net           (21,880)         (117.7)

Other, net                                168,537            97.5

Income before income taxes and
  cumulative effect of accounting
  change                                1,036,509            20.4

Income taxes                              283,000            15.0

Cumulative effect of accounting
  change for Company-owned life
  insurance policies                    2,293,983              *

Net income                              3,047,492            95.1

* not meaningful

NET SALES

Consolidated net sales for the quarter ended March 31, 1996 were $148,640,023, an increase of 12.8% over the $131,770,379 reported for the corresponding quarter last year. The Company's vehicle segment, which includes the parts and supply group of companies, experienced a net sales increase of 13.8% and the Company's housing segment had a net sales increase of 5.7%. Vehicles experienced increases in both unit sales and unit sales prices, as well as increases in market share. Housing experienced an increase in sales prices but a small decrease in unit sales due to shipments being hampered by severe weather conditions and the resulting lack of foundations to place homes on.

COST OF GOODS SOLD

Cost of goods sold increased 12.4% or $14,280,236 for the first quarter of 1996 over 1995. This increase is generally in line with the increase in net sales. The slight decrease in cost of goods sold as a percentage of net sales is principally attributable to the product mix for the quarter.

SELLING AND DELIVERY EXPENSES

As a percentage of net sales, selling and delivery expenses were 5.1% and 4.9% for 1996 and 1995, respectively. There was a .2% decrease in selling expense as a percentage of net sales, primarily as the result of increased demand for the Company's products, while delivery expenses increased .4%.
The recent expansion of the Company's housing segment into North Carolina and Tennessee required the formation of new delivery and setting crews to cover these geographical sales areas. These crews include inexperienced personnel who should return this expense category to a more historical percentage after completion of a learning curve.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $5,599,626 or 3.8% of net sales for the 1996 three months compared to $4,627,614 or 3.5% for the corresponding 1995 three months. The most significant portion of the increase was due to increased incentive compensation earned at an earlier point in the year as a result of increased profits.

INTEREST EXPENSE

Interest expense was $440,089 in 1996 compared to $728,332 the prior year. The decrease is primarily the result of a change to the cash surrender value method of accounting for the Company's investment in life insurance contracts. These life insurance contracts were purchased to fund liabilities under deferred compensation agreements with executives and other key employees. The interest costs associated with deferred compensation obligations and with the borrowings against the cash value of the insurance policies are now partially offset by the increases in cash surrender values each accounting period. Previously, the increases in cash surrender values were not recognized, since the investment in life insurance contracts consisted only of the capitalized insurance premiums.

INTEREST INCOME

Interest income increased $62,909 for the 1996 quarter compared to 1995. The amount is indicative of the increase in cash and temporary cash investments in 1996 over the 1995 quarter. This increase in cash and temporary cash investments was basically generated from operating activities throughout 1995.

GAIN ON THE SALE OF PROPERTIES, NET

The net gain on sale of properties for the first quarter of 1996 was $21,880 lower than in 1995. This variance was the result of the disposition of miscellaneous small properties. Assets are continually analyzed and every effort is made to sell or dispose of property that is idle or determined to be unproductive.

OTHER, NET

Other income, net, represented income in the amount of $341,330 and $172,793 for the first three months of 1996 and 1995, respectively. The increase over 1995 is primarily attributable to the receipt of key-man life insurance proceeds in the first quarter of 1996.

INCOME TAXES

During the first quarter of 1996, the effective income tax rate was 35.4% compared to an effective income tax rate of 37.0% for the same quarter in 1995. The decrease in the for 1996 is due to the amount of nontaxable income recognized during the quarter.


CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR
  COMPANY-OWNED LIFE INSURANCE POLICIES

See Note 4 of Condensed Notes to Consolidated Financial Statements on page 7 herein.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains an unsecured committed line of credit, which totaled $30 million at March 31, 1996, to meet its seasonal working capital needs. At March 31, 1996, there were no borrowings against this line of credit. For the quarter, the major source of cash was from operating activities. The most significant items in this category were net income and depreciation. Significant increases in receivables and inventories were basically offset by increases in accounts payable and accrued expenses, including income taxes. Investing activities reflected a net use of cash of $2,226,126. The principal use of cash in investing activities was the investment in property and equipment. The negative cash flow for financing activities was primarily from cash dividends and payments of long-term debt. At March 31, 1996, the working capital increased $.9 million from December 31, 1995 to $61.5 million.

                      PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits:

         Exhibit 18 - Letter regarding change in accounting principles.

         Exhibit 27 - Financial Data Schedule

     b)  Reports on Form 8-K

         None


                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   COACHMEN INDUSTRIES, INC.
                                         (Registrant)



                                           Gary L. Groom
Date May 10, 1996                  ------------------------------
                                   Gary L. Groom, Executive Vice
                                    President - Finance (Principal
                                    Financial Officer)



                                         William M. Angelo
Date May 10, 1996                  ------------------------------
                                   William M. Angelo, Corporate
                                    Controller (Principal Accounting
                                    Officer)