Form 10-Q
period 1996-06-30
COACHMEN INDUSTRIES INC
filed 1996-08-14
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              Form 10-Q

(MARK ONE)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

    At August 7, 1996:

    Common Shares, without par value 15,064,852 shares outstanding Rights to purchase Common Shares 15,064,852 rights outstanding

                       COACHMEN INDUSTRIES, INC.
                                INDEX


                                                             Page No.
PART I.  FINANCIAL INFORMATION

    Financial Statements:

       Consolidated Balance Sheets-
       June 30, 1996 and December 31, 1995.....................3-4

       Consolidated Statements of Income-
       Three and Six Months Ended June 30, 1996 and 1995....... 5

       Consolidated Statements of Cash Flows-
       Six Months Ended June 30, 1996 and 1995................. 6

       Condensed Notes to Consolidated Financial Statements....7-8

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations........................9-12

PART II.  OTHER INFORMATION.................................... 13

SIGNATURES..................................................... 14

                      COACHMEN INDUSTRIES, INC.
                     CONSOLIDATED BALANCE SHEETS

                                               June 30,    DECEMBER 31,
                                                 1996          1995

ASSETS
CURRENT ASSETS
  Cash and temporary cash investments        $ 24,828,413  $17,020,744
  Certificates of deposit                         500,000      500,000
  Trade receivables and current portion of
   notes receivable, less allowance for
   doubtful receivables 1996 - $1,004,000 and
   1995 - $863,000                             28,249,998   19,780,160
  Other receivables                             1,749,412    4,244,387
  Refundable income taxes                            -         507,000
  Inventories                                  59,957,297   55,434,497
  Prepaid expenses and other                    1,730,743    1,570,492
  Deferred income taxes                         2,665,000    2,665,000

    Total current assets                      119,680,863  101,722,280

PROPERTY AND EQUIPMENT, at cost
  Land and improvements                         6,385,699    5,537,033
  Buildings and improvements                   30,283,467   27,405,744
  Machinery and equipment                      12,518,518   10,524,486
  Transportation equipment                      9,729,558   11,307,747
  Office furniture and fixtures                 4,584,314    4,269,837

    Total property and equipment, at cost      63,501,556   59,044,847

  Less, Accumulated depreciation               27,380,714   27,297,851

    Net property and equipment                 36,120,842   31,746,996

OTHER ASSETS
  Real estate held for sale                     3,609,186    3,458,539
  Rental properties                               893,348      925,538
  Intangibles, less accumulated amortization
   1996 - $312,823 and 1995 - $244,771          5,131,453    5,199,505
  Deferred income taxes                           875,000      875,000
  Other                                         8,544,976    6,320,899

     Total other assets                        19,053,963   16,779,481

TOTAL ASSETS                                 $174,855,668 $150,248,757

The accompanying notes are part of the consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
                 CONSOLIDATED BALANCE SHEETS (CONT'D)

                                               JUNE 30,     DECEMBER 31,
                                                 1996           1995

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt       $  2,117,683  $  2,094,472
  Accounts payable, trade                      25,999,600    18,435,562
  Accrued wages, salaries and commissions       3,986,525     3,583,423
  Accrued dealer incentives                     1,311,913     2,289,376
  Accrued warranty expense                      4,292,323     3,784,712
  Accrued income taxes                          2,781,997       981,800
  Other liabilities                            12,192,249     9,965,433

    Total current liabilities                  52,682,290    41,134,778

LONG-TERM DEBT                                 10,503,411    12,117,756

OTHER                                           6,228,266     5,958,995

    Total liabilities                          69,413,967    59,211,529

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000,000 shares; issued 1996 - 18,394,736
   shares and 1995 - 18,282,672 shares         37,859,256    37,151,202
  Additional paid-in capital                    1,679,038     1,664,889
  Retained earnings                            81,485,037    67,824,816

                                              121,023,331   106,640,907

  Less, Cost of shares reacquired for the
   treasury 1996 - 3,341,752 shares and
   1995 - 3,345,004 shares                     15,581,630    15,603,679

    Total shareholders' equity                105,441,701    91,037,228

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $174,855,668  $150,248,757

The accompanying notes are part of the consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF INCOME

                                THREE MONTHS                SIX MONTHS
                               ENDED JUNE 30,             ENDED JUNE 30,
                              1996         1995          1996         1995

Net sales                  $166,715,051 $128,192,670 $315,355,074 $259,963,049

Cost of goods sold          141,753,074  110,231,712  271,241,577  225,439,979

    Gross profit             24,961,977   17,960,958   44,113,497   34,523,070

Operating expenses:
  Selling and delivery        6,412,132    6,350,990   13,973,320   12,833,482
  General and administrative  5,664,130    5,493,070   11,263,756   10,120,684

    Total operating expenses 12,076,262   11,844,060   25,237,076   22,954,166

    Operating income         12,885,715    6,116,898   18,876,421   11,568,904

Nonoperating income (expense):
  Interest expense             (400,946)    (784,764)    (841,035)  (1,513,096)
  Interest income               370,628      346,716      604,942      518,121
  Gain on sale of
   properties, net              729,857      754,554      726,569      773,146
  Other, net                    107,469      275,682      448,799      448,475

    Total nonoperating income   807,008      592,188      939,275      226,646

    Income before income taxes
      and cumulative effect of
      accounting change      13,692,723    6,709,086   19,815,696   11,795,550

Income taxes                  5,007,000    2,497,000    7,173,000    4,380,000

    Income before cumulative
      effect of accounting
      change               $  8,685,723  $ 4,212,086 $ 12,642,696  $ 7,415,550

Cumulative effect of accounting
  change for Company-owned life
  insurance policies                                    2,293,983

    Net income             $  8,685,723  $ 4,212,086 $ 14,936,679  $ 7,415,550

Earnings per common share:
    Income before cumulative
      effect of accounting
      change               $        .58  $       .28  $       .84   $      .50
    Cumulative effect of
      accounting change    $             $            $       .16   $

    Net income             $        .58  $       .28  $      1.00   $      .50


Weighted average number of
 common shares outstanding   15,035,436   14,885,296   15,007,966   14,858,780


Cash dividends per
 common share               $       .05  $      .035   $     .085   $      .07

The accompanying notes are part of the consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    SIX MONTHS
                                                   ENDED JUNE 30,
                                                 1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by operating
   activities                                 $15,181,045  $ 7,726,808

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
   Sale of property and equipment, real
    estate held for sale and rental
    properties                                  1,157,040    2,025,203
   Sale of investments                               -         263,888
  Acquisitions of property and equipment       (7,222,704)  (8,826,711)
  Acquisition of a business, net of
   cash acquired                                     -      (4,654,877)
  Unexpended industrial revenue bond proceeds        -       3,337,122
  Proceeds from life insurance death benefit      171,770         -
  Other                                           680,056      128,918

    Net cash (used in) investing
     activities                                (5,213,838)  (7,726,457)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of short-term borrowings                  -        (900,000)
  Payments of long-term debt                   (1,591,134)    (804,700)
  Cash dividends paid                          (1,276,458)  (1,040,067)
  Proceeds from sale of common shares             708,054      315,938

    Net cash (used in) financing activities    (2,159,538)  (2,428,829)

Increase (decrease) in cash and temporary
 cash investments                               7,807,669   (2,428,478)

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of period                          17,020,744   19,534,385
  End of period                              $ 24,828,413  $17,105,907


Noncash investing and financing activities:
  Liabilities assumed in acquisition
    of a business                                    -     $ 8,757,472
  Long-term debt issued in conjunction
    with acquisition of a business                   -     $ 6,141,129

The accompanying notes are part of the consolidated financial statements.

                       COACHMEN INDUSTRIES, INC.
         CONDENSED NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS

1. The consolidated balance sheet data as of December 31, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair statement of the interim periods reported. The results of operations for the three and six-month periods ended June 30,1996 are not necessarily indicative of the results to be expected for the full year.

3.  Inventories consist of the following:

                                    June 30,            December 31,
                                      1996                  1995

    Raw material                 $ 21,473,580          $ 16,580,013
    Work in-process                 7,474,784             7,268,705
    Finished goods                 31,008,933            31,585,779

      Total inventories          $ 59,957,297          $ 55,434,497

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

    On January 1, 1996, the Company recorded a $2.3 million noncash credit for the cumulative effect of this accounting change. This change also increased net income for the six months ended June 30, 1996 by $486,601 or $.03 per share. On a pro forma basis, net income and net income per share for the six months ended June 30, 1995 would have been $7,787,246 and $.52, respectively, if this accounting change had been made prior to 1995.

5. The Company was contingently liable at June 30, 1996 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. The Company is involved in various legal proceedings which are ordinary litigations incidental to the industry and which are covered in whole or in part by insurance. Management believes that any liability which may result from these proceedings will not be significant.

6. On July 17, 1996, the Company's Board of Directors approved a two-for-one split of its common stock for shareholders of record on August 7, 1996. The split has an effective date of August 28, 1996.

    All share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to give effect to the stock split.

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

                                            Comparison of
                                 Three Months           Six Months
                                    Ended June 30, 1996 and 1995
                                         Increases (Decreases)

Net sales                     $ 38,522,381  30.1%  $ 55,392,025  21.3%

Cost of goods sold              31,521,362  28.6     45,801,598  20.3

Selling and
     delivery expense               61,142   1.0      1,139,838   8.9

General and
     administrative expense        171,060   3.1      1,143,072  11.3

Interest expense                  (383,818)(48.9)      (672,061)(44.4)

Interest income                     23,912   6.9         86,821  16.8

Gain on sale of
     properties, net               (24,697) (3.3)       (46,577) (6.0)

Other, net                        (168,213)(61.0)           324    .1

Income before income taxes and
     cumulative effect of
     accounting change           6,983,637 104.1      8,020,146  68.0

Income taxes                     2,510,000 100.5      2,793,000  63.8

Cumulative effect of accounting
     change for Company-owned
     life insurance policies           -     -        2,293,983   *

Net income                       4,473,637 106.2      7,521,129 101.4


* Not meaningful

NET SALES

Consolidated net sales for the quarter ended June 30, 1996 were $166,715,051, an increase of 30.1% over the $128,192,670 reported for the corresponding quarter last year. Net sales for the six months were $315,355,074 representing an increase of 21.3% over the $259,963,049 reported for the same period in 1995. The Company's vehicle segment, which includes the parts and supply group of companies, experienced net sales increases of 29.4% and 21.4% for the quarter and six months, respectively. The Company's housing segment had a net sales increase for the 1996 quarter of 33.6% and 20.9% for the six months. Both vehicles and housing experienced increases in unit sales and increases in market share.

COST OF GOODS SOLD

Cost of goods sold increased 28.6% or $31,521,362 for the three months and 20.3% or $45,801,598 for the six months ended June 30, 1996. The increase for both periods is generally in line with the increase in net sales. The slightly lower increase than the increase in net sales represents the spreading of fixed costs over higher production volume. The housing segment of the Company continues to experience expected lower profitability levels from recent expansion into North Carolina and Tennessee.

SELLING AND DELIVERY EXPENSES

As a percentage of net sales, selling and delivery expenses were 3.8% and 5.0% for the 1996 and 1995 quarter and 4.4% and 4.9% for the comparable six-month periods. For selling expense, this represents decreases, as a percentage of net sales, of .6% for the quarter and .9% for the six months, primarily resulting from increased demand for the Company's products. Delivery expenses tend to fluctuate with sales mix, as well as changes in geographical areas to which products are delivered. As a percentage of net sales, there was an overall increase in delivery expense of .1% for the six months.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense was $5,664,130 or 3.4% of net sales for the second quarter compared to $5,493,070 or 4.3% for the 1995 corresponding three months and $11,263,756 or 3.6% of net sales for the six months compared to $10,120,684 or 3.9% for the 1995 six months. A decrease in the percent usually accompanies an increase in net sales due to the fixed nature of the expenses in this category. The most significant portion of the increase in dollars for both periods is increased incentive compensation earned at an earlier point in the year as a result of increased profits.

INTEREST EXPENSE

Interest expense was $400,946 and $841,035 for the three and six-month periods in 1996 compared to $784,764 and $1,513,096 in the same periods last year. These decreases are primarily the result of a change to the cash surrender value method of accounting for the Company's investment in life insurance contracts. These life insurance contracts were purchased to fund liabilities under deferred compensation agreements with executives and other key employees. The interest costs associated with deferred compensation obligations and with the borrowings against the cash value of the insurance policies are now partially offset by the increases in cash surrender values each accounting period. Previously, the increases in cash surrender values were not recognized, since the investment in life insurance contracts consisted only of the capitalized insurance premiums.

INTEREST INCOME

Interest income increased $23,912 and $86,821, respectively, for the 1996 three and six-month periods. The amount is indicative of the increase in cash and temporary cash investments in 1996 over 1995. This increase in cash and temporary cash investments was basically generated from operating activities throughout 1995 and the first six months of 1996.

GAIN ON THE SALE OF PROPERTY, NET

The net gain on the sale of property for the second quarter of 1996 was $24,697 lower and for the six months was $46,577 lower than in the same periods in 1995. These variances are the result of the amount of gain recognized upon the disposition of various small properties. Assets are continually analyzed and every effort is made to sell or dispose of properties that are idle or determined to be unproductive.

OTHER, NET

Other income, net, represented income of $107,469 for the second quarter and $448,799 for the six months compared to income of $275,682 and $448,475 for the 1995 second quarter and six months, respectively. The most significant variance for the second quarter was due to an increase in interest participation in finance company transactions.

INCOME TAXES

For the second quarter ended June 30, 1996, the effective tax rate was 36.6% and a year-to-date rate of 36.2% compared to a second quarter effective tax rate in 1995 of 37.2% and a year-to-date rate of 37.1%. The decrease in the rate for 1996 is due to the amount of nontaxable income recognized over the prior year.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR
   COMPANY-OWNED LIFE INSURANCE POLICIES

See Note 4 of Condensed Notes to Consolidated Financial Statements on page 7 herein.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains an unsecured committed line of credit, which totaled $30 million at June 30, 1996, to meet its seasonal working capital needs. At June 30, 1996, there were no borrowings against this line of credit. For the six months, the major source of cash was from operating activities. The most significant items in this category were net income and depreciation. Significant increases in receivables and inventories were largely offset by increases in accounts payable and accrued expenses, including income taxes. Investing activities reflected a net cash use of $5,213,838. The principal use of cash in investing activities was the investment in property and equipment. The negative cash flow for financing activities was primarily from cash dividends and payments of long-term debt. At June 30, 1996, the working capital increased $6.4 million over December 31, 1995 to $67.0 million.

                   PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     a) The annual meeting of the shareholders of Coachmen Industries, Inc. was held on May 2, 1996.

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

     c) The tabulation of votes for each Director nominee was as follows:

                                           For          Withheld
         Election of Directors:
            Thomas H. Corson            6,557,591        23,513
            Keith D. Corson             6,558,725        22,397
            Gary L. Groom               6,558,811        22,293
            Claire C. Skinner           6,558,591        22,513
            Philip C. Barker            6,557,525        23,579
            R. James Harring            6,555,905        25,199
            William P. Johnson          6,558,891        22,213
            Philip G. Lux               6,557,791        23,313
            William G. Milliken         6,556,016        25,088

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

         None

     b)  Reports on Form 8-K

         A Current Report on Form 8-K was filed on August 6, 1996 relating to the July 17, 1996 approval by the Board of Directors of a two-for-one stock split to shareholders of record on August 7, 1996.

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       COACHMEN INDUSTRIES, INC.
                                             (Registrant)




Date: August 14, 1996                      GARY L. GROOM
                                   _______________________________

                                   Gary L. Groom, Executive Vice
                                    President - Finance (Principal
                                    Financial Officer)




Date: August 14, 1996                     WILLIAM M. ANGELO
                                   _______________________________

                                   William M. Angelo, Corporate
                                    Controller (Principal Accounting
                                    Officer)