Form 10-Q
period 1996-09-30
COACHMEN INDUSTRIES INC
filed 1996-10-22
CIK 21212

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(MARK ONE)
     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                      OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to__________________

Commission file number  1-7160

                          COACHMEN INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                INDIANA                            35-1101097
--------------------------------------------------------------------------------
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)          Identification number)

              601 EAST BEARDSLEY AVENUE, ELKHART, INDIANA 46514
--------------------------------------------------------------------------------
             (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code        219-262-0123
                                                          ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     At October 16, 1996:

     Common Shares, without par value 15,103,780 shares outstanding including an equivalent number of common share purchase rights.

--------------------------------------------------------------------------------

                          COACHMEN INDUSTRIES, INC.
                                    INDEX

                                                               Page No.
PART I.  FINANCIAL INFORMATION

     Financial Statements:

          Condensed Consolidated Balance Sheets-
          September 30, 1996 and December 31, 1995................3-4

          Condensed Consolidated Statements of Income-
          Three and Nine Months Ended September 30, 1996 and 1995. 5

          Condensed Consolidated Statements of Cash Flows-
          Nine Months Ended September 30, 1996 and 1995........... 6

          Notes to Condensed Consolidated Financial Statements....7-8

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations............................9-12

PART II.  OTHER INFORMATION....................................... 13

     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES........................................................ 13

                          COACHMEN INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 SEPTEMBER 30,  DECEMBER 31,
                                                     1996          1995
                                                     ----          ----
ASSETS
CURRENT ASSETS
     Cash and temporary cash investments        $ 26,853,025  $ 17,020,744
     Certificates of deposit                         500,000       500,000
     Trade receivables and current portion of
      notes receivable, less allowance for
      doubtful receivables 1996 - $1,048,000 and
      1995 - $863,000                             30,864,067    19,780,160
     Other receivables                             1,883,291     4,244,387
     Refundable income taxes                               -       507,000
     Inventories                                  64,352,179    55,434,497
     Prepaid expenses and other                    1,366,374     1,570,492
     Deferred income taxes                         2,665,000     2,665,000
                                                ------------  ------------
       Total current assets                      128,483,936   101,722,280
                                                ------------  ------------
PROPERTY AND EQUIPMENT, at cost
     Land and improvements                         6,770,639     5,537,033
     Buildings and improvements                   33,632,165    27,405,744
     Machinery and equipment                      13,133,044    10,524,486
     Transportation equipment                     10,330,812    11,307,747
     Office furniture and fixtures                 4,761,627     4,269,837
                                                ------------  ------------
       Total property and equipment, at cost      68,628,287    59,044,847

     Less, Accumulated depreciation               28,520,970    27,297,851
                                                ------------  ------------
       Net property and equipment                 40,107,317    31,746,996
                                                ------------  ------------

OTHER ASSETS
     Real estate held for sale                     3,627,322     3,458,539
     Rental properties                               879,715       925,538
     Intangibles, less accumulated amortization
       1996 - $346,849 and 1995 - $244,771         5,097,427     5,199,505
     Deferred income taxes                           875,000       875,000
     Other                                         8,847,827     6,320,899
                                                ------------  ------------
       Total other assets                         19,327,291    16,779,481
                                                ------------  ------------
TOTAL ASSETS                                    $187,918,544  $150,248,757
                                                ============  ============





The accompanying notes are part of the condensed consolidated financial statements.

                          COACHMEN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONT'D)


                                                       SEPTEMBER 30,  DECEMBER 31,
                                                           1996          1995
                                                           ----          ----
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current maturities of long-term debt             $  2,108,979   $  2,094,472
     Accounts payable, trade                            29,297,459     18,435,562
     Accrued wages, salaries and commissions             5,201,283      3,583,423
     Accrued dealer incentives                           2,046,807      2,289,376
     Accrued warranty expense                            4,417,314      3,784,712
     Accrued income taxes                                2,645,340        981,800
     Other liabilities                                  12,257,440      9,965,433
                                                      ------------   ------------
       Total current liabilities                        57,974,622     41,134,778

LONG-TERM DEBT                                          10,260,075     12,117,756

OTHER                                                    6,363,202      5,958,995
                                                      ------------   ------------
       Total liabilities                                74,597,899     59,211,529
                                                      ------------   ------------
SHAREHOLDERS' EQUITY
     Common shares, without par value: authorized
       60,000,000 shares; issued 1996 - 18,441,624
       shares and 1995 - 18,282,672 shares              38,139,317     37,151,202
     Additional paid-in capital                          1,693,312      1,664,889
     Retained earnings                                  89,064,453     67,824,816
                                                      ------------   ------------
                                                       128,897,082    106,640,907

     Less, Cost of shares reacquired for the
       treasury 1996 - 3,340,996 shares and
       1995 - 3,345,004 shares                          15,576,437     15,603,679
                                                      ------------   ------------
       Total shareholders' equity                      113,320,645     91,037,228
                                                      ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $187,918,544   $150,248,757
                                                      ============   ============


The accompanying notes are part of the condensed consolidated financial statements.

                           COACHMEN INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                              THREE MONTHS                     NINE MONTHS
                                           ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                          1996             1995             1996           1995
                                          ----             ----             ----           ----
Net sales                             $ 154,244,238     $130,973,395    $469,599,312    $390,936,444

Cost of goods sold                      130,087,358      112,311,937     401,328,935     337,751,916
                                       ------------     ------------   -------------    ------------
     Gross profit                        24,156,880       18,661,458      68,270,377      53,184,528
                                       ------------     ------------   -------------    ------------
Operating expenses:
     Selling and delivery                 6,572,380        6,753,034      20,545,700      19,586,516
     General and administrative           4,888,141        4,308,232      16,151,897      14,428,916
                                       ------------     ------------   -------------    ------------
       Total operating expenses          11,460,521       11,061,266      36,697,597      34,015,432
                                       ------------     ------------   -------------    ------------
       Operating income                  12,696,359        7,600,192      31,572,780      19,169,096
                                       ------------     ------------   -------------    ------------
Nonoperating income (expense):
     Interest expense                      (398,520)        (793,353)     (1,239,555)     (2,306,449)
     Interest income                        374,114          372,889         979,056         891,010
     Gain on sale of properties, net          1,979           13,394         728,548         786,540
     Other, net                             509,631          265,304         958,430         713,779
                                       ------------     ------------   -------------    ------------
       Total nonoperating income:           487,204         (141,766)      1,426,479          84,880
                                       ------------     ------------   -------------    ------------
     Income before income taxes
       and cumulative effect of
       accounting change                 13,183,563        7,458,426      32,999,259      19,253,976

Income taxes                              4,851,000        2,775,000      12,024,000       7,155,000
                                       ------------     ------------   -------------    ------------
     Income before cumulative
       effect of accounting change        8,332,563        4,683,426      20,975,259      12,098,976

Cumulative effect of accounting
  change for Company-owned life
  insurance policies                              -                -       2,293,983               -
                                       ------------     ------------   -------------    ------------
     Net income                        $  8,332,563     $  4,683,426   $  23,269,242      12,098,976
                                       ============     ============   =============    ============
Earnings per common share:
     Income before cumulative
       effect of accounting
       change                          $        .55     $        .31   $        1.40    $        .81
     Cumulative effect of
       accounting change                          -                -             .15              -
                                       ------------     ------------   -------------    ------------
     Net income                        $        .55     $        .31   $        1.55    $        .81
                                       ============     ============   =============    ============
Weighted average number of
  common shares outstanding              15,070,652       14,895,930      15,028,672      14,871,300
                                       ------------     ------------   -------------    ------------
Cash dividends per common share        $        .05     $       .035   $        .135    $       .105
                                       ------------     ------------   -------------    ------------



The accompanying notes are part of the condensed consolidated financial statements.

                          COACHMEN INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             NINE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                          1996          1995
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash provided by operating
       activities                                     $ 22,764,705    $ 18,707,227
                                                      ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from:
       Sale of property and equipment, real
         estate held for sale and rental
         properties                                      1,380,557       2,899,362
       Sale of investments                                       -         263,888
     Acquisitions of property and equipment            (12,066,649)    (10,162,117)
     Acquisition of a business, net of
       cash acquired                                             -      (4,313,046)
     Unexpended industrial revenue bond proceeds                 -       3,337,122
     Proceeds from life insurance death benefit            171,770               -
     Other                                                 466,562         (92,417)
                                                      ------------    ------------

       Net cash (used in) investing
         activities                                    (10,047,760)     (8,067,208)
                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments of short-term borrowings                           -        (900,000)
     Payments of long-term debt                         (1,843,174)     (1,598,786)
     Cash dividends paid                                (2,029,605)     (1,561,372)
     Proceeds from sale of common shares                   988,115         352,687
                                                      ------------    ------------

       Net cash (used in) financing activities          (2,884,664)     (3,707,471)
                                                      ------------    ------------

Increase in cash and temporary
  cash investments                                       9,832,281       6,932,548

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of period                                   17,020,744      19,534,385
                                                      ------------    ------------
  End of period                                       $ 26,853,025    $ 26,466,933
                                                      ============    ============

Noncash investing and financing activities:
  Liabilities assumed in acquisition
    of a business                                                 -    $  8,757,472
  Long-term debt issued in conjunction
    with acquisition of a business                                -       6,141,129



The accompanying notes are part of the condensed consolidated financial statements.

                          COACHMEN INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet data as of December 31, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair statement of the interim periods reported. The results of operations for the three and nine-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3.   Inventories consist of the following:

                                  SEPTEMBER 30,         DECEMBER 31,
                                     1996                  1995

     Raw material                 $ 23,423,558          $ 16,580,013
     Work in-process                 7,867,030             7,268,705
     Finished goods                 33,061,591            31,585,779
                                  ------------          ------------
     Total                        $ 64,352,179          $ 55,434,497
                                  ============          ============

4. Effective January 1, 1996, the Company changed its method of accounting for its investments in life insurance contracts which were purchased to fund liabilities under deferred compensation agreements with executives and other key employees. Prior to January 1, 1996, the Company accounted for its investments in life insurance contracts by capitalizing premiums under the ratable charge method (a method of accounting which was acceptable when the insurance contracts were originally acquired and continued to be acceptable for contracts acquired prior to November 14, 1985). Effective January 1, 1996, the Company changed to the cash surrender value method of accounting which is the preferred method under generally accepted accounting principles, as this method more accurately reflects the economic value of the contracts.

     On January 1, 1996, the Company recorded a $2.3 million noncash credit for the cumulative effect of this accounting change. This accounting method change also increased net income for the nine months ended September 30, 1996 by $749,970 or $.05 per share. On a pro forma basis, net income and net income per share for the nine months ended September 30, 1995 would have been $12,656,520 and $.85, respectively, if this accounting change had been made prior to 1995.

5. On July 17, 1996, the Board of Directors declared a two-for-one stock split of the Company's common shares, which was paid on August 28, 1996 to shareholders of record on August 7, 1996.
     All share and per share data appearing in the condensed consolidated financial statements and notes thereto have been retroactively restated to reflect this stock split.

     Also on July 17, 1996, the Board of Directors adopted a resolution to amend the Company's Articles of Incorporation to increase the authorized common shares from 30,000,000 shares to 60,000,000 shares.

6. The Company was contingently liable at September 30, 1996 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. The Company is involved in various legal proceedings which are ordinary litigations incidental to the industry and which are covered in whole or in part by insurance. Management believes that any liability which may result from these proceedings will not be significant.

7. On October 18, 1996, the Company's Board of Directors approved a resolution to cancel the Company's stock repurchase program.

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


                                            COMPARISON OF
                                THREE MONTHS             NINE MONTHS
                                 ENDED SEPTEMBER 30, 1996 AND 1995

                                        INCREASES (DECREASES)
                                        ---------------------
Net sales                     $ 23,270,843   17.8%  $ 78,662,868   20.1%

Cost of goods sold              17,775,421   15.8     63,577,019   18.8

Selling and
     delivery expenses            (180,654)  (2.7)       959,184    4.9

General and
     administrative expenses       579,909   13.5      1,722,981   11.9

Interest expense                  (394,833) (49.8)    (1,066,894) (46.3)

Interest income                      1,225     .3         88,046    9.9

Gain on sale of
     properties, net               (11,415) (85.2)       (57,992)  (7.4)

Other, net                         244,327   92.1        244,651   34.3

Income before income taxes and
     cumulative effect of
     accounting change           5,725,137   76.8     13,745,283   71.4

Income taxes                     2,076,000   74.8      4,869,000   68.1

Cumulative effect of accounting
     change for Company-owned
     life insurance policies           -       -       2,293,983     *

Net income                       3,649,137   77.9     11,170,266   92.3



* Not meaningful

NET SALES

Consolidated net sales for the quarter ended September 30, 1996 were $154,244,238 an increase of 17.8% over the $130,973,395 reported for the corresponding quarter last year. Net sales for the nine months were $469,599,312 representing an increase of 20.1% over the $390,936,444 reported for the same period in 1995. The Company's vehicle segment, which includes the parts and supply group of companies, experienced net sales increases of 16.4% and 19.8% for the quarter and nine months, respectively. The Company's housing segment had a net sales increase for the 1996 quarter of 23.7% and 22.0% for the nine months. Both vehicles and housing experienced increases in unit sales and in the average sales price per unit.

COST OF GOODS SOLD

Cost of goods sold increased 15.8% or $17,775,421 for the three months and 18.8% or $63,577,019 for the nine months ended September 30, 1996. The increase for both periods is generally in line with the increase in net sales. The increase in gross margins was attributable to the spreading of fixed costs over higher production volume. The housing segment continued experiencing lower gross margins associated with the recent expansions into North Carolina and Tennessee.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include selling, delivery, general and administrative expenses, were 7.4% and 8.4% for the 1996 and 1995 quarter and 7.8% and 8.7% for the comparable nine-month periods. Selling expense decreased by .9% for the quarter and .6% for the nine months, primarily due to increased demand for the Company's products. As a percentage of net sales, delivery expenses remained relatively unchanged. General and administrative expenses were 3.2% of net sales for the third quarter compared to 3.3% for the 1995 corresponding three months and 3.4% of net sales for the nine months compared to 3.7% for the 1995 nine months due to an increase in net sales. General and administrative expenses increased during the nine months of 1996 due to increased incentive compensation earned as a result of increased profits.

INTEREST EXPENSE

Interest expense was $398,520 and $1,239,555 for the three and nine-month periods in 1996 compared to $793,353 and $2,306,449 in the same periods last year. These decreases are primarily the result of a change to the cash surrender value method of accounting for the Company's investment in life insurance contracts. These life insurance contracts were purchased to fund obligations under deferred compensation agreements with executives and other key employees. The interest costs associated with deferred compensation obligations and with the borrowings against the cash value of the insurance policies are now partially offset by the increases in cash surrender values each accounting period. Previously, the increases in cash surrender values were not recognized, since the investment in life insurance contracts consisted only of the capitalized insurance premiums.

INTEREST INCOME

Interest income increased $1,225 and $88,046 respectively, for the 1996 three and nine-month periods. The amounts are indicative of the amounts of cash and temporary cash investments in 1996 in comparison to 1995. Increases in cash and temporary cash investments were primarily generated from operating activities throughout 1995 and the first nine months of 1996.

GAIN ON THE SALE OF PROPERTIES, NET

The net gain on the sale of properties for the third quarter of 1996 was $11,415 lower and for the nine months was $57,992 lower than in the same periods in 1995. These variances are the result of the amount of gain recognized upon the disposition of various small properties. Assets are continually analyzed and every effort is made to sell or dispose of properties that are determined to be unproductive.

OTHER, NET

Other income, net, represents income of $509,631 for the third quarter and $958,430 for the nine months compared to income of $265,304 and $713,779 for the 1995 third quarter and nine months, respectively. The most significant variance for the three and nine month periods was due to a final determination of insurance proceeds from assets destroyed in a fire which consumed the Company's Prodesign production facility in August 1995.

INCOME TAXES

For the third quarter ended September 30, 1996, the effective tax rate was 36.8% and a year-to-date rate of 36.4% compared to a third quarter and year-to-date effective tax rate in 1995 of 37.2%. The decrease in the effective tax rate is attributable to an increase in nontaxable income.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR
     COMPANY-OWNED LIFE INSURANCE POLICIES

See Note 4 of Notes to Condensed Consolidated Financial Statements on page 7 herein.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains an unsecured committed line of credit, which totaled $30 million at September 30, 1996, to meet its seasonal working capital needs. At September 30, 1996, there were no borrowings against this line of credit. For the nine months, the major source of cash was from operating activities. The most significant items in this category were net income and depreciation. Significant increases in receivables and inventories were largely offset by increases in accounts payable and accrued expenses, including income taxes. Investing activities reflected a net cash use of $10,047,760. The principal use of cash in investing activities was the acquisition of property and equipment. This investment included construction in progress of $5.1 million, principally for the construction of the new All American Homes facility in North Carolina, $2.0 million for the new recreational vehicle manufacturing facility in Oregon and $1.6 million in new
machinery and equipment for the  Viking Formed Products division.   The
negative cash flow from financing activities was primarily for cash dividends and repayment of long-term debt.

The Company's profitability has strengthened its financial position during the first nine months of 1996. At September 30, 1996, working capital
increased $9.9 million over December 31, 1995 to $70.5 million.   The $26.8
million increase in current assets at September 30, 1996 versus December 31, 1995, was primarily due to increased cash, receivables and inventories. The $16.8 million increase in liabilities is substantially due to increased trade payables as well as insurance accruals.

                          PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

             Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

             During the quarter the Company filed a Form 8-K dated August 6, 1996, reporting an Item 5 event.


                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             COACHMEN INDUSTRIES, INC.
                                                    (Registrant)




Date: October 21, 1996                        /s/ Gary L. Groom
                                              --------------------------------
                                              Gary L. Groom, Executive Vice
                                              President - Finance (Principal
                                              Financial Officer)




Date: October 21, 1996                        /s/ William M. Angelo
                                              --------------------------------
                                              William M. Angelo, Corporate
                                              Controller (Principal Accounting
                                              Officer)