Form 10-K
period 1996-12-31
COACHMEN INDUSTRIES INC
filed 1997-03-28
CIK 21212

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996.
                                   OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
     For the transition period from _____ to _____.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes _ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment hereto. X

While it is difficult to determine the number of shares owned by non-affiliates (within the meaning of such term under the applicable regulations of the Securities and Exchange Commission), the registrant estimates that the aggregate market value of the registrant's Common Stock on March 14, 1997 held by non-affiliates was $316.97 million (based upon the closing price on the New York Stock Exchange and an estimate that 90.4% of such shares are owned by non-affiliates).

As of March 14, 1997, 17,208,905 shares of the registrant's Common Stock were outstanding.

                    Documents Incorporated by Reference

                                     Parts of Form 10-K into which
            Document                  the Document isIncorporated

Portions of the Proxy Statement for
the Annual Meeting of Shareholders
to be held on May 1, 1997                        Part III

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

The Company is one of the largest full-line producers of recreational vehicles ("RVs") and is the largest builder of modular homes in the country. The Company's RVs are marketed under various brand names including Coachmen, Shasta, and Viking through approximately 1,200 independent dealers located in 49 states and internationally and six Company-owned dealerships. Modular homes are manufactured by the Company's All American Homes operation which sells homes through approximately 300 builder/dealers.

The Company maintains approximately 52 trademarks, which are up for renewal from 1998 through 2010, and approximately 5 patents due to expire between 1997 and 2006. There are no material licenses, franchises, or concessions and no material foreign operations.

The Company operates primarily in two business segments, vehicles and housing. The vehicle segment consists of the manufacture and distribution of Class A and Class C motorhomes, travel trailers, fifth wheel trailers, camping trailers, truck campers, van campers, van and truck conversions and related parts and supplies. The housing segment consists of factory produced modular homes.

The table below sets forth the composition of the Company's net sales for each of the last three years (dollar amounts in thousands):

                            1996          1995          1994
                        Amount    %   Amount    %   Amount    %
   Vehicles:
    Motorhomes         $327,802  54  $279,917  54  $177,583  45
    Travel Trailers     119,268  20   102,229  20    98,147  25
    Camping Trailers     19,013   3    12,728   2    10,764   3
    Truck Campers         2,306   1     3,748   1     3,117   1
    Parts and Supplies   39,327   6    33,991   7    31,397   8
    Ambulances             -      -      -      -     6,423   1

     Total Vehicles     507,716  84   432,613  84   327,431  83

   Housing               98,758  16    83,249  16    66,593  17

     Total             $606,474 100  $515,862 100  $394,024 100

   Note: See Note 3 of Notes to Consolidated Financial Statements regarding segment information on page 25.

Vehicles Segment

The Vehicles Segment consists of two groups of businesses, recreational vehicles and parts and supplies. The RV group is comprised of five divisions: Coachmen Recreational Vehicle Company, Georgie Boy Mfg., Inc., Shasta Industries, Coachmen Vans and Viking Recreational Vehicles, Inc. Recreational vehicles are either driven or towed and serveas temporary living quarters for camping, travel and other leisure activities. Recreational vehicles may be categorized as motorhomes, travel trailers, camping trailers or truck campers. A motorhome is a self-powered mobile dwelling built on a special heavy duty chassis. A travel trailer is a mobile dwelling designed to be towed behind another vehicle. Camping trailers are smaller towed units constructed with sidewalls that may be raised up and folded out. Truck campers are designed to be mounted on the bed of a pickup truck.

The Company's principal brand names for its recreational vehicles are Coachmen, Shasta, Viking, Travelmaster, Cruise Air, Encounter, Cruise Master, Swinger, Pursuit, Custom Swinger, Dearborn, Jimmy, Greenbriar and Saratoga. Other brand names the Company has protected and used and anticipates using in the future include Sportscoach, Normandy, Cross Country, Pathfinder and Frolic.

The parts and supplies group is composed of Viking Formed Products and The Lux Company, Inc. which provide a variety of products to the recreational vehicle and automotive industries, as well as other industries. Viking Formed Products is a diversified manufacturer of fiberglass and thermoplastic parts, including fiberglass van camper tops and raised roofs for van conversions, and conducts ground effects production through its Prodesign operations. Types of products produced include plastic and fiberglass flared fenders, running boards and lower front and rear moldings. The Lux Company, Inc. manufactures seating products for the RV, office and healthcare industries. The largest portion of Lux's sales are in the RV seating category, including sofa beds, convertible pit groups, swivel chairs and ergonomic pilot seats. Lux also manufactures office managerial, conference, guest and high-back executive chairs. Lux healthcare products encompass end-opening sofas and task chairs for laboratory and emergency care workers.

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

In 1986, the Company acquired a 90% interest in Southern Ambulance Builders, Inc., La Grange, Georgia and increased that interest to 100% in 1990. In April 1994, the Company sold certain assets of this subsidiary consisting of inventories, property and equipment and other miscellaneous assets. The Company sold the land of Southern Ambulance in a separate transaction later in the year. Southern Ambulance manufactured and sold ambulances and other emergency vehicles. Also, during 1994, the Company sold all of the assets of its wholly owned subsidiary, Auranco, a steel fabricator and diversified supplier of parts for the recreational vehicle, manufactured housing, and transportation industries. (See Note 10 of Notes to Consolidated Financial Statements on page 34 regarding disposition information.)

In January 1995, the Company acquired all of the issued and outstanding capital stock of Georgie Boy Mfg., Inc., the nation's third largest manufacturer of Class A motorhomes. All manufacturing facilities for Georgie
Boy are located in Edwardsburg, Michigan.  (See Note 10 of Notes to
Consolidated Financial Statements on page 33 regarding acquisition information.)

The Company currently produces recreational vehicles on an assembly line basis in Indiana, Michigan, Georgia and Oregon. Components used in the manufacture of recreational vehicles are primarily purchased from outside sources. However, in some cases (such as cushions, fiberglass products and furniture) where it is profitable for the Company to do so, or where the Company has experienced shortages of supplies, the Company has undertaken to manufacture its own supplies. The Company depends on the availability of chassis from a limited number of manufacturers. Occasionally, chassis availability has limited the Company's production. (See Note 11 of Notes to Consolidated Financial Statements on page 35 for information concerning the use of converter pool agreements to purchase vehicle chassis.)

The Company considers itself as being customer driven. Sales and service representatives regularly visit dealers in their regions, and respond quickly to questions and suggestions. Divisions host dealer advisory groups and conduct informative dealer seminars and specialized training classes in areas such as sales and service. Open forum meetings with owners are held at campouts, providing ongoing focus group feedback for product improvements. Engineers and product development team members are encouraged to travel and vacation in Company RVs to gain a complete understanding and appreciation for the products.

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

Recreational vehicles are generally manufactured against orders received from the Company's dealers. Sales are seasonal with the highest level of sales occurring during the spring and summer months. Agreements with most of its dealers are cancelable on short notice, provide for minimum inventory levels and establish sales territories. No dealer accounts for more than 5% of the Company's net sales.

Most dealers' purchases of RVs from the Company are financed through "floor plan" arrangements. Under these arrangements, a bank or other financial institution agrees to lend the dealer all or most of the purchase price of its RV inventory, collateralized by a lien on such inventory. The Company generally executes repurchase agreements at the request of the financing institution. These agreements provide that, for up to twelve months after a unit is financed, the Company will repurchase a unit which has been repossessed by the financing institution for the amount then due to the financing institution, which is usually less than 100% of the dealer's cost. Risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. (See Note 11 of Notes to Consolidated Financial Statements on page 34.) In addition, the Company guarantees certain obligations of some dealers to a financial institution for purchases of the Company's products. The Company's annual aggregate obligations under this arrangement are limited to 2% of the average annual outstanding floor plan obligations to the financial institution which currently approximate $36 million. Over the past three years, the Company has not reported any significant losses from the repurchase agreements or the guarantee arrangement. The Company does not finance retail consumer purchases of its products, nor does it generally guarantee consumer financing.

Housing Segment

The Company's housing group, which is the largest producer of modular homes in the country, is composed of four All American Homes ("All American") operations strategically located in Indiana, Iowa, North Carolina and Tennessee. Together these plants serve more than 300 builder/dealers in 18 states.

All American's modular homes are built to the same local building codes as site-built homes by skilled craftsmen in a factory environment unaffected by weather conditions. Nearly complete when they leave the plant, modular homes are delivered to their final location, typically in two to five sections, and are crane set onto a waiting basement or crawl space foundation. Production takes place on an assembly line, with components moving from workstation to workstation for framing, electrical, plumbing, drywall, roofing, and cabinet setting, among other operations. An average two-module home can be produced in just a few days.

All American regularly conducts builder meetings to review the latest in new design options and component upgrades. These meetings provide an opportunity for valuable builder input and suggestions from their customers at the planning stage.

In September 1994, the Company acquired substantially all of the operating assets of the North Carolina division of Muncy Building Enterprises, L.P., a manufacturer of modular homes. The assets acquired consisted principally of property and equipment and inventories of modular homes. (See Note 10 of Notes to Consolidated Financial Statements on page 34 regarding disposition information.)

Business Factors

Many RVs produced by the Company require gasoline for their operation. Gasoline has, at various times in the past, been difficult to obtain, and there can be no assurance that the supply of gasoline will continue uninterrupted, that rationing will not be imposed or that the price of, or tax on, gasoline will not significantly increase in the future. Shortages of gasoline and significant increases in gasoline prices have had a substantial adverse effect on the demand for RV's in the past and could have a material adverse effect on demand in the future.

The vehicle and housing businesses are dependent upon the availability of and terms of the financing used by dealers and retail purchasers. Consequently, increases in interest rates and the tightening of credit through governmental action or other means have adversely affected the Company's business in the past and could do so in the future.

Competition and Regulation

The RV and housing industries are highly competitive, and the Company has numerous competitors and potential competitors in each of its classes of products, some of whom have greater financial and other resources. Initial capital requirements for entry into the manufacture of recreational vehicles or housing are comparatively small; however, codes, standards, and safety requirements introduced in recent years may deter potential competitors.

Recreational vehicles, the largest portion of the Company's business, generally compete in the lower to mid-price range markets. The Company believes it is a leader in the RV industry in its focus on quality. A quality product and a strong commitment to competitive pricing are emphasized by the Company in the markets it serves. The Company estimates that its current share of the recreational vehicle market is in excess of eight percent.

The Company continues to recognize its obligations to protect the environment insofar as its operations are concerned. To date, the Company has not experienced any material adverse effect from existing federal, state, or local environmental regulations.

Employees

At December 31, 1996, Coachmen employed 3,813 persons, of whom 716 were employed in office and administrative capacities. The Company provides group life, dental, hospitalization, and major medical plans under which the employee pays a portion of the cost. In addition, employees can participate in a stock purchase plan and certain employees can participate in a stock option plan. The Company considers its relations with employees to be good.

Research and Development

During 1996, the Company spent approximately $2,721,000 on research related to the development of new products and improvement of existing products. The amounts spent in 1995 and 1994 were approximately $2,240,000 and $1,925,000, respectively.

Item 2. Properties

The Registrant owns or leases 2,808,679 square feet of plant and office space, located on 1,115 acres, of which 1,886,641 square feet are used for manufacturing, 213,618 square feet are used for warehousing and distribution, 41,675 square feet are used for research and development, 92,138 square feet are used for customer service and 137,450 square feet are offices. 145,974 square feet are leased to others and 291,183 square feet are available for sale or lease. The Registrant believes that its present facilities, consisting primarily of steel clad, steel frame or wood frame construction and the machinery and equipment contained therein, are well maintained and in good condition.

The following table indicates the location, number and size of the Registrant's properties by segment as of December 31, 1996:

                                                   No. of     Building Area
             Location                  Acreage   Buildings      (Sq. Ft.)

Properties Owned and Used by Registrant:

  Vehicles

     Elkhart, Indiana                      62        14          258,135
     Middlebury, Indiana                  503        33          759,178
     Fitzgerald, Georgia                   17         3           67,070
     Centreville, Michigan                105         4           84,865
     Edwardsburg, Michigan                 83        12          303,254
     Colfax, North Carolina                 4         2           14,000
     Grants Pass, Oregon                   10         1           62,400

          Subtotal                        784        69        1,548,902

  Housing

     Decatur, Indiana                      44         3          247,600
     Dyersville, Iowa                      20         1          107,400
     Springfield, Tennessee                45         1          121,800
     Rutherfordton, North Carolina         38         1          125,000

          Subtotal                        147         6          601,800

          Total owned                     931        75        2,150,702

Properties Leased and Used by Registrant:

  Vehicles

     Elkhart, Indiana                      12         5          108,920
     Goshen, Indiana                       17         1           80,000
     Banning, California                    3         1            2,700
     Ft. Myers, Florida                     3         1           10,400
     Mt. Morris, Michigan                   8         1            9,200
     Marietta, Georgia                      5         1            9,600

          Subtotal                         48        10          220,820

Properties Owned by Registrant and Leased to Others:

  Vehicles

     Winter Garden, Florida                 5         1           42,176
     Lake Park, Georgia                     8         1           11,720
     Crooksville, Ohio                      9         2           39,230
     Grapevine, Texas                       5         4           52,848

          Subtotal                         27         8          145,974

Properties Owned by Registrant and Available for Sale or
Lease:

  Vehicles

     Perris, California                    15         -                -
     Grapevine, Texas                       4         -                -
     Longview, Texas                       30         1           55,200

  Housing

     Ellenboro, North Carolina             24         3           77,700
     Montezuma, Georgia                    36         2          158,283

          Subtotal                        109         6          291,183

          Total                         1,115        99        2,808,679

Item 3.  Legal Proceedings

From time to time, the Company is involved in certain litigation arising out of its operations in the normal course of business. The Company believes that there are no claims or litigation pending, the outcome of which will have a material adverse effect on the financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the quarter ended December 31, 1996 to a vote of security holders.

Executive Officers of the Registrant

The following table sets forth the executive officers of the Company, as of December 31, 1996:

       Name                         Position

  *Thomas H. Corson.....Chairman of the Board and Chief Executive Officer

  *Claire C. Skinner....Vice Chairman of the Board

  *Keith D. Corson......President and Chief Operating Officer and Director

  *Gary L. Groom........Executive Vice President, Finance, Secretary and
                        Director

  *Gene E. Stout........Executive Vice President, Corporate Development

  * Member of Finance Committee

Thomas H. Corson (age 69) has served as Chairman of the Company since it was incorporated in 1964 and has been actively involved in the management and direction of the Company since that date.

Claire C. Skinner (age 42) has served as Vice Chairman of the Company since May 1995, and served as Executive Vice President from 1990 to 1995. Since 1987 through the present, Ms. Skinner has been the President of Coachmen RV, the Company's largest division. Prior to that, she held several management positions in operations and marketing since 1983.

Keith D. Corson (age 61) has served as President and Chief Operating Officer of the Company since November 1991. From June 1991 to November 1991 he served in the position of Office of the President after rejoining the Company. Mr. Corson was owner and President of Koszegi Products, a soft case manufacturer for the eight years prior to June 1991. He was a co-founder of the Company in 1964, and served in several senior management positions from 1964 until 1982, including President of the Company from 1978 until 1982.

Gary L. Groom (age 51) has served as Executive Vice President, Finance and Secretary of the Company since May 1983 and served as Senior Vice President, Finance and Secretary from 1980 to 1983. He was Corporate Controller from 1975 through 1980. From 1972 to 1975 he was Assistant Controller.

Gene E. Stout (age 63) has served as Executive Vice President, Corporate Development of the Company since May 1983. From April 1982 to May 1983 he was Senior Vice President Corporate Planning and Industry Relations. Between 1971 and 1982 he held various management positions with the Company.


                                Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The following table discloses the high and low sales prices for Coachmen's common stock during the past two years as reported on the New York Stock Exchange, along with information on dividends paid per share during the same periods.

                           High & Low Prices                Dividends Paid
                        1996               1995            1996        1995

1st Quarter      $13.875  -$ 9.4375 $ 9.1875 -$7.4375     $.035       $.035

2nd Quarter       19.5625 - 12.875    9.25   - 6.6875      .05         .035

3rd Quarter       26.75   - 15.375    8.8125 - 7.0625      .05         .035

4th Quarter       29.00   - 24.125   11.8125 - 8.0625      .05         .035

The Company's common stock is traded on the New York Stock Exchange. The number of shareholders of record as of January 31, 1997 was 1,537.

Item 6.  Selected Financial Data

                        Five-Year Summary of Selected Financial Data
                                  -Year Ended December 31-

                  1996         1995         1994         1993         1992

Net sales     $606,474,128 $515,862,065 $394,023,774 $329,511,226 $292,790,134

Net income      29,630,813*  17,549,400   14,784,094   12,695,727    8,136,793

Earnings
   per share          1.94*        1.18         1.00          .87          .57

Cash dividends
   per share          .185          .14          .12         .095          .04

At year end:

   Total
     assets    227,447,572  150,248,757  125,021,282   94,736,482   88,836,412
   Long-term
     debt       14,841,262   12,117,756    7,023,394    3,749,950    5,336,277

*Net income and net income per share for 1996 include $2,293,893 and $.15, respectively, for the cumulative effect of an accounting change (see Note 2 of Notes to Consolidated Financial Statements).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements.

OVERVIEW

The Company was founded in 1964 as a manufacturer of RVs and began manufacturing modular homes in 1982. Since that time, the Company has evolved into a market leader in both business segments through a combination of internal growth and strategic acquisitions. As part of its continuing effort to focus on its two core businesses, the Company acquired in January 1995 the third largest Class A motorhome producer, Georgie Boy Mfg., Inc. (the "Georgie Boy Acquisition"), which more than doubled the Company's market share in this sector of the motorized RV market. In September 1994, the Company acquired the assets of a modular home business, the North Carolina Division of Muncy Building Enterprises, L.P. (the "North Carolina Acquisition"), which enabled the Company to enter a new geographic market, resulting in an increase in overall market share.

The Company's new plant openings have been an important component of its internal growth strategy. In May 1995, the Company opened a new modular housing plant in Tennessee (the "Tennessee Plant Opening"). In addition, the Company further expanded its modular housing production capacity with the late 1996 construction of a new facility for the North Carolina housing operation (the "North Carolina Expansion"). In February 1996, the Company increased its RV production capacity by opening a new fifth wheel and conventional travel trailer plant in Oregon (the "Oregon Plant Opening"). An additional travel trailer plant in Indiana also became operational in December 1996 to capitalize on the growing market share of the value-priced travel trailer segment of its RV business.

The Company's business segments are cyclical and subject to certain seasonal demand cycles and changes in general economic and political conditions. Demand in the RV and modular housing industries generally declines during the winter season, while sales and profits are generally highest during the spring and summer months. Inflation and changing prices have had minimal direct impact on the Company in the past in that selling prices and material costs have generally followed the rate of inflation.

RESULTS OF OPERATIONS
Comparison of 1996 to 1995

Consolidated net sales increased $90.6 million, or 17.6% to $606.5 million in 1996 from $515.9 million in 1995. The Company's vehicle segment, which includes the parts and supply group of companies, experienced a net sales increase of 17.4% while the housing segment had a net sales increase of 18.6%. The vehicle segment continued its 1995 trend by outpacing the industry with market share gains in most of its product categories. Both vehicles and housing experienced increases in unit sales and in the average sales price per unit during 1996. Historically, the Company's first and fourth quarters are the slowest for sales in both segments. See Note 13 of Notes to Consolidated Financial Statements for unaudited interim financial information.

Gross profit for the year increased to $88.5 million, or 14.6% of net sales, from $71.2 million, or 13.8% of net sales in 1995. The increase in gross profit for 1996 was primarily attributable to the increase in net sales in 1996. The increase in the gross profit percentage represents the spreading of fixed costs over higher production volume. The housing segment continued experiencing lower gross margins associated with the North Carolina Expansion and the Tennessee Plant Opening. As these plants better utilize their capacity, inefficiencies associated with the plant expansion and opening should be reduced and eventually eliminated.

Operating expenses, which include selling, delivery, general and administrative expenses, were $48.8 million and $44.6 million, or as a percentage of net sales, 8.1% and 8.6% for 1996 and 1995, respectively. Selling expenses for 1996 decreased .4% as a percentage of net sales, primarily as a result of increased demand for the Company's products. As a percentage of net sales, delivery expenses remained relatively unchanged. General and administrative expenses were $21.1 million or

3.5% of net sales compared with $19.0 million and 3.7% in 1995 and decreased as a percentage of sales due to the increase in net sales. The increase in general and administrative expenses during 1996 in absolute dollars was principally the result of increased administrative requirements and related salaries and payroll taxes associated with the Company's growth.

Operating income was $39.7 million in 1996 compared with $26.7 million in 1995, an increase of 48.8%. This increase was consistent with the $17.3 million increase in gross profit and the overall decrease of .5% in operating expenses as a percentage of net sales. The Company's vehicle segment produced operating income of $29.9 million, or 5.9% of vehicle net sales, compared with operating income of $18.1 million, or 4.2% of vehicle net sales in 1995. The modular housing segment generated 1996 operating income of $9.7 million, or 9.8% of housing net sales, compared with 1995 operating income of $8.6 million, or 10.4% of housing net sales. The decrease in operating income as a percentage of net sales for the Company's housing segment was attributable to the North Carolina Expansion and Tennessee Plant Opening.

Interest expense for 1996 decreased to $1.6 million, or .3% of net sales, from $3.1 million, or .6% of net sales in 1995 primarily as a result of a change to the cash surrender value method of accounting for the Company's investment in life insurance contracts. These life insurance contracts were purchased to fund obligations under deferred compensation agreements with executives and other key employees. The interest costs associated with deferred compensation obligations and with the borrowings against the cash value of the insurance policies are now partially offset by the increases in cash surrender values each accounting period. Previously, the increases in cash surrender values were not recognized, since the investment in life insurance contracts consisted only of the capitalized insurance premiums.

Interest income for 1996 increased to $1.6 million from $1.3 million for 1995, primarily due to the amounts of cash and temporary cash investments in 1996 versus 1995. Increases in cash and temporary cash investments were primarily generated from operating activities throughout the year and the sale of 2,070,000 shares of common stock in November 1996.

The gain on sales of properties decreased to $726,000 for 1996 from $793,000 for 1995. This variance is the result of the amount of gain recognized upon the disposition of various small properties. Assets are continually analyzed and every effort is made to sell or dispose of properties that are determined to be unproductive.

Other income, net, represents income of $1.0 million for 1996 compared to income of $2.3 million for 1995. The 1996 income was primarily from a final determination of insurance proceeds from assets destroyed in a fire which consumed the Company's Prodesign production facility in August 1995 and interest participation in finance company transactions. The 1995 income was primarily from the Prodesign fire. See Note 12 of Notes to Consolidated Financial Statements.

Income taxes for 1996 increased to $14.1 million, or 2.3% of net sales, from $10.4 million, or 2.0% of net sales in 1995. The effective tax rate was 34.1% compared to 37.2% in 1995. The decrease in the effective tax rate for 1996 is attributable to an increase in nontaxable income and the reversals of federal and state income tax accruals of $250,000 and $550,000, respectively, resulting from favorable settlements of tax examinations.

Net income for 1996 was $29.6 million compared to $17.5 million in 1995, which includes the $2.3 million cumulative effect of an accounting change for Company-owned life insurance. See Note 2 of Notes to Consolidated Financial Statements.

Comparison of 1995 to 1994

Consolidated net sales for 1995 were $515.9 million, an increase of 30.9% over $394.0 million reported in 1994. The Company's vehicle segment, which includes the parts and supply businesses, experienced a sales increase of 32.1%, while the housing segment of the Company's business increased by 25.0%. Vehicle segment sales in 1995 were augmented by the sales resulting from the Georgie Boy Acquisition. Also, 1994 included the net sales of Southern Ambulance Builders, Inc., which was sold on April 29, 1994. After eliminating the net sales of Georgie Boy from 1995 and Southern Ambulance from 1994, the Company's vehicle segment experienced a net sales increase of 8.2%. New product introductions and aggressive pricing resulted in significant market share gains in most RV product categories, while the industry as a whole experienced a sales decline. The Company's increased capacity in the housing segment, resulting from the North Carolina Acquisition and the Tennessee Plant Opening, enabled continued growth and contributed to a substantial gain of market share. The Company's RV and modular housing segments experienced increases in both the number of units sold and the average sales price per unit.

Gross profit was $71.2 million and was 13.8% of net sales in 1995 compared to $58.5 million and 14.8% reported for 1994. The decline in the gross profit percentage reflects an industry wide sales decline in van conversions and intensified competition in camping trailers, as well as lower profitability levels attributable to the North Carolina Acquisition and Tennessee Plant Opening. The industry decline in sales of van conversions and increased competition in camping trailers led to strong pricing competition and underutilized capacity. The increase in motorized product sales resulting from the Georgie Boy Acquisition contributed to a higher cost of goods sold since motorized products generally have a higher cost of goods manufactured as a percentage of net sales due to the chassis cost.

Operating expenses, consisting of selling, delivery and general and administrative expenses, were $44.6 million or 8.6% of net sales in 1995 compared with $36.0 million or 9.1% of net sales in 1994. Selling and delivery expenses were $25.6 million, or 5.0% of net sales, in 1995 compared with $20.1 million, or 5.1% in 1994. Delivery expenses tend to fluctuate with sales mix, as well as changes in geographical areas to which products are delivered. The overall decrease in selling and delivery expenses as a percentage of net sales was primarily the result of increased demand for the Company's products. General and administrative expenses were $19.0 million or 3.7% of net sales in 1995 compared with $15.9 million or 4.0% of net sales in 1994. The .3% reduction in general and administrative expenses as a percentage of net sales was caused by the spreading of the Company's expenses in this category over increased net sales. The increase in general and administrative expenses in absolute dollars was due to increases in the administrative salaries and payroll taxes associated with the Georgie Boy Acquisition, the North Carolina Acquisition and the Tennessee Plant Opening.

Interest expense increased in 1995 to $3.1 million from $1.5 million in 1994 as a result of increases in long-term debtassociated with the Georgie Boy Acquisition, the North Carolina Acquisition and the economic development bond used to finance the Tennessee Plant Opening, as well as a general increase in interest rates from 1994 to 1995. Interest income increased from $.7 million in 1994 to $1.3 million in 1995 due to the Company's cash and temporary investment activity in 1995 compared with 1994, and a general rise in interest rates from 1994 to 1995.

The net gain on the sales of properties decreased to $793,000 in 1995 from $889,000 in 1994. The net gain in 1995 resulted from the disposition of investment and rental properties located in Florida, Georgia and Indiana, while the net gain in 1994 reflected the disposition of idle properties located in Georgia and Indiana.

Other nonoperating income increased $2.1 million in 1995 from $.2 million in 1994 to $2.3 million in 1995. This increase consisted primarily of estimated insurance proceeds in excess of the net book value of assets destroyed in a fire which consumed the Company's Prodesign production facility in August 1995. The assets were generally insured at replacement value and the recognized gain offset the loss in profitability suffered while the division was recovering.

The 1995 provision for income taxes was $10.4 million and represented an effective tax rate of 37.2% compared to $8.0 million and 35.2% in 1994. During the first quarter of 1994, the federal tax provision was reduced by a deferred tax credit of approximately $.5 million, resulting from the elimination of a remaining valuation allowance.

Net income for the year ended December 31, 1995 was $17.5 million compared to $14.8 million for the prior period.

Liquidity and Capital Resources

The Company generally relies on funds from operations as its primary source of working capital and liquidity. In addition, the Company maintains an unsecured committed line of credit, which totaled $30 million at December 31, 1996, to meet its seasonal working capital needs. There were no borrowings against this line of credit during 1996, 1995 and 1994. The Company's operating activities have been a principal source of cash flows in each of the last three years. Operating cash flows were $15.9 million, $13.5 million and $17.4 million for 1996, 1995 and 1994, respectively. For each of these years, net income, adjusted by certain noncash items such as depreciation, was the significant factor in generating operating cash flows. In 1996, net income was utilized to fund the increased inventory levels associated with higher sales and production. Investing activities used cash of $15.7 million, $11.7 million and $2.0 million in 1996, 1995 and 1994, respectively. The principal use of cash for investing activities in each of the last three years has been property, plant and equipment acquisitions. Major capital expenditures during 1996 included, the North Carolina Expansion (financed in part by a $5.0 million industrial revenue bond) and the Oregon Plant Opening. Significant capital expenditures in 1995 were primarily associated with the Tennessee Plant Opening. Financing cash flows for 1996 included $48 million of proceeds from a public sale of the Company's common shares and $5 million of proceeds from the industrial revenue bond mentioned above. In 1994, financing cash flows included $4 million proceeds from an industrial revenue bond to finance the construction of the Tennessee plant. The principal uses of cash by financing activities in all three years are generally the payment of long-term debt and cash dividends. For a more detailed analysis of the Company's cash flows for each of the last three years, see the Consolidated Statements of Cash Flows. The Company's cash and temporary cash investments at December 31, 1996 were $66.4 million, or an increase of $49.4 million over 1995, which is principally attributable to the proceeds from the public offering. The Company anticipates that available funds, together with anticipated cash flows generated from future operations and amounts available under its line of credit will be sufficient to fund the Company's planned capital expenditures and other operating cash requirements through the end of 1997.

In 1996, working capital increased $64.8 million, from $60.6 million to $125.4 million. The $62.2 million increase in current assets at December 31, 1996 versus December 31, 1995, was primarily due to increased cash and temporary cash investments from the proceeds of the public offering and increases in inventories associated with increased sales volumes. The $2.6 million decrease in current liabilities is substantially due to decreases in accounts payable and other liabilities, principally payroll taxes and accrued insurance.

Forward Looking Statements

Some matters set forth herein are forward looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the availability of gasoline, which can impact sales of recreational vehicles; availability of chassis, which are used in the production of many of the Company's recreational vehicle products; interest rates, which affect the affordability of the Company's products; and also on the state of the recreational vehicle and modular housing industries in the United States. Other factors affecting forward looking statements include competition in these industries and the Company's ability to maintain or increase gross margins which are critical to profitability whether there are or are not increased sales. At times, the Company's actual performance differs materially from its projections and estimates regarding the economy, the recreational vehicle and housing industries and other key performance indicators. The Company's actual results could vary significantly from the performance projected in the forward looking statements.

Other Matters

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") was issued by the Financial Accounting Standards Board. The Company is required to adopt this pronouncement in its financial statements for the year ended December 31, 1997. SFAS No. 128 will require the Company to make a dual presentation of basic and diluted earnings per share on the face of its consolidated statements of income. The Company does not anticipate SFAS No. 128 will have a significant impact on the Company's consolidated statements of income.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Coachmen Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Coachmen Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coachmen Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 1996 the Company changed its method of accounting for its investments in life insurance contracts.

                                         COOPERS & LYBRAND L.L.P.
                                      ------------------------------
                                         COOPERS & LYBRAND L.L.P.

South Bend, Indiana
January 31, 1997

Coachmen Industries, Inc. And Subsidiaries

Consolidated Balance Sheets
as of December 31, 1996 and 1995

                      ASSETS
                                                 1996          1995

CURRENT ASSETS
  Cash and temporary cash investments        $ 66,448,901  $ 17,020,744
  Certificate of deposit                          500,000       500,000
  Trade receivables, less allowance for
   doubtful receivables 1996 - $919,000
   and 1995 - $844,000                         20,575,048    19,780,160
  Other receivables                             2,103,168     4,244,387
  Refundable income taxes                       1,865,000       507,000
  Inventories                                  68,311,038    55,434,497
  Prepaid expenses and other                      930,244     1,570,492
  Deferred income taxes                         3,180,000     2,665,000

    Total current assets                      163,913,399   101,722,280

PROPERTY AND EQUIPMENT, at cost
  Land and improvements                         6,640,920     5,537,033
  Buildings and improvements                   33,516,736    27,405,744
  Machinery and equipment                      14,563,955    10,524,486
  Transportation equipment                      9,619,667    11,307,747
  Office furniture and fixtures                 4,830,577     4,269,837

                                               69,171,855    59,044,847

  Less, Accumulated depreciation               29,314,413    27,297,851

                                               39,857,442    31,746,996

OTHER ASSETS
  Real estate held for sale                     4,902,105     3,458,539
  Rental properties                             2,530,608       925,538
  Intangibles, less accumulated amortization
   1996 - $380,363 and 1995 - $244,771          5,063,913     5,199,505
  Deferred income taxes                           600,000       875,000
  Other                                        10,580,105     6,320,899

                                               23,676,731    16,779,481

TOTAL ASSETS                                 $227,447,572  $150,248,757

The accompanying notes are part of the consolidated financial statements.

      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 1996          1995

CURRENT LIABILITIES
  Current maturities of long-term debt       $  2,278,519  $  2,094,472
  Accounts payable, trade                      14,532,948    18,435,562
  Accrued wages, salaries and commissions       4,410,925     3,583,423
  Accrued dealer incentives                     3,064,437     2,289,376
  Accrued warranty expense                      4,460,137     3,784,712
  Accrued income taxes                            628,051       981,800
  Accrued insurance                             3,697,709     4,487,548
  Other accrued liabilities                     5,449,270     5,477,885

    Total current liabilities                  38,521,996    41,134,778

LONG-TERM DEBT                                 14,841,262    12,117,756
OTHER                                           6,428,373     5,958,995

    Total liabilities                          59,791,631    59,211,529

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000,000 shares; issued 1996 - 20,527,644
   shares and 1995 - 18,282,672 shares         86,248,042    37,151,202
  Additional paid-in capital                    2,313,743     1,664,889
  Retained earnings                            94,670,593    67,824,816

                                              183,232,378   106,640,907

  Less, Cost of shares reacquired for the
   treasury 1996 - 3,340,996 shares and
   1995 - 3,345,004 shares                     15,576,437    15,603,679

    Total shareholders' equity                167,655,941    91,037,228

    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                   $227,447,572  $150,248,757

Coachmen Industries, Inc. And Subsidiaries

Consolidated Statements Of Income And Retained Earnings for the years ended December 31, 1996, 1995 and 1994

                                           1996         1995         1994

Net sales                              $606,474,128 $515,862,065 $394,023,774
Cost of goods sold                      517,966,127  444,626,666  335,566,707

    Gross profit                         88,508,001   71,235,399   58,457,067

Operating expenses:
  Selling and delivery                   27,719,131   25,593,164   20,080,353
  General and administrative             21,116,814   18,983,252   15,877,111

                                         48,835,945   44,576,416   35,957,464

    Operating income                     39,672,056   26,658,983   22,499,603

Nonoperating income (expense):
  Interest expense                       (1,572,092)  (3,141,763)  (1,480,784)
  Interest income                         1,615,442    1,306,148      667,004
  Gain on sale of properties, net           726,023      793,412      888,902
  Other, net                              1,041,401    2,340,620      237,369

                                          1,810,774    1,298,417      312,491
    Income before income taxes
      and cumulative effect
      of accounting change               41,482,830   27,957,400   22,812,094

Income taxes                             14,146,000   10,408,000    8,028,000

    Income before cumulative effect
      of accounting change               27,336,830   17,549,400   14,784,094

Cumulative effect of accounting
  change for Company-owned life
  insurance policies                      2,293,983            -            -

    Net income                           29,630,813   17,549,400   14,784,094

Retained earnings,
  beginning of the year                  67,824,816   52,359,629   39,345,043

Cash dividends (per common share:
  1996 - $.185, 1995 - $.14, and
  1994 - $.12)                           (2,785,036)  (2,084,213)  (1,769,508)

Retained earnings, end of year         $ 94,670,593  $67,824,816 $ 52,359,629

Earnings per common share:
  Income before cumulative
    effect of accounting change        $       1.79  $      1.18 $       1.00
  Cumulative effect of accounting
    change                                      .15            -            -

  Net income                           $       1.94  $      1.18 $       1.00

The accompanying notes are part of the consolidated financial statements.

Coachmen Industries, Inc. And Subsidiaries

Consolidated Statements Of Cash Flows
for the years ended December 31, 1996, 1995 and 1994

                                         1996          1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                          $29,630,813  $ 17,549,400  $ 14,784,094
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation                      5,487,528     3,993,282     3,089,602
      Amortization of intangibles         135,592       136,620        10,881
      Gain on sale of properties         (726,023)     (793,412)     (888,902)
      Gain on insurance settlement       (393,014)   (2,124,539)            -
      Realized gains on sale of
        investments                             -       (13,888)     (142,373)
      Cumulative effect of
        accounting change              (2,293,983)            -             -
      Increase in cash surrender value
        of life insurance policies     (1,087,678)            -             -
      Deferred income taxes              (240,000)      (93,000)     (858,000)
      Other                               113,666       121,131       (68,054)
      Changes in certain assets and
        liabilities, net of effect of
        acquisitions and dispositions:
          Receivables, excluding
            current portion of notes     (717,229)   (2,285,849)   (3,350,130)
          Inventories                 (11,077,327)    1,361,916    (7,925,926)
          Prepaid expenses and other      640,248      (304,327)     (340,019)
          Accounts payable, trade      (3,902,614)   (4,188,586)    8,764,214
          Income taxes - accrued and
            refundable                 (1,091,318)   (1,181,039)    1,597,379
          Other current liabilities     1,447,503     1,277,349     2,729,901
              Net cash provided by
                operating activities   15,926,164    13,455,058    17,402,667

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of properties                    925,452     3,477,934     1,269,607
    Sale of investments                         -       263,888     1,629,661
    Sale of subsidiaries                        -             -     3,364,848
    Insurance settlement                2,821,014       846,463             -
  Acquisitions of:
  Property and equipment              (14,919,168)  (15,222,794)   (5,133,151)
    Real estate held for sale
      and rental properties            (1,861,458)            -             -
  Acquisition of businesses net of
    acquired cash                      (1,852,596)   (4,313,046)   (1,387,740)
 (Advances) collections on notes
    receivable, net                    (1,136,340)       39,177     1,537,170
  Unexpended industrial revenue bond
    proceeds                             (254,463)    3,337,122    (3,337,122)
  Other                                   560,195      (130,153)       73,313
              Net cash (used in)
                investing activities  (15,717,364)  (11,701,409)   (1,983,414)
for the years ended December 31, 1996, 1995 and 1994

                                         1996          1995          1994

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of short-term borrowings              -      (900,000)            -
  Proceeds from long-term debt          5,000,000             -     4,000,000
  Payments of long-term debt           (2,092,447)   (1,833,892)     (793,568)
  Sale of common stock, net of
    offering expenses                  47,970,779             -             -
  Issuance of common shares under
    stock option and stock
    purchase plans                      1,126,061       550,815       477,297
  Cash dividends paid                  (2,785,036)   (2,084,213)   (1,769,508)
              Net cash provided by
                (used in) financing
                activities             49,219,357    (4,267,290)    1,914,221

Increase (decrease) in cash and
  temporary cash investments           49,428,157    (2,513,641)   17,333,474

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of year                    17,020,744    19,534,385     2,200,911

  End of year                        $ 66,448,901  $ 17,020,744  $ 19,534,385

Supplemental disclosures of
  cash flow information:
    Cash paid during the year for:
      Interest                       $  2,018,439  $  2,398,000  $  1,463,000
      Income taxes                     15,628,000    12,265,000     7,454,000

The accompanying notes are a part of the consolidated financial statements.

Coachmen Industries, Inc. And Subsidiaries

Notes To Consolidated Financial Statements for the years ended December 31, 1996, 1995 and 1994

1.  NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

    Nature of Operations - Coachmen Industries, Inc. and its subsidiaries (the "Company") manufacture a full line of recreational vehicles and van conversions through eight divisions with manufacturingfacilities located in Indiana, Georgia, Michigan and Oregon. These products are marketed through a nationwide dealer network. The Company's housing divisions, with locations in Indiana, Iowa, North Carolina and Tennessee, supply modular housing to builder/dealers in eighteen adjoining states. The Company's parts and supply divisions concentrate primarily on providing parts and supplies to the recreational vehicle and van conversion industries, and also have an important interest in the office furniture market.

    Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Coachmen Industries, Inc. and its subsidiaries, all of which are wholly owned.

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

    At December 31, 1996 cash and temporary cash investments include approximately $45.2 million invested in variable rate demand notes with a seven-day put option. In addition, cash and temporary cash investments include $20.8 million and $16.5 million invested in a money market mutual fund at December 31, 1996 and 1995, respectively.

    Cash Flows and Noncash Activities - For purposes of the consolidated statements of cash flows, cash and temporary cash investments include cash, cash investments and any highly liquid investments purchased with an original maturity of three months or less. The Company's acquisitions of and dispositions of subsidiaries included certain noncash activities (see
    Note 10). During 1994, the Company sold certain real property in exchange for notes receivable of $312,000. For each of the three years in the period ended December 31, 1996, the Company issued common shares with a market value of $55,665, $38,280 and $17,163, respectively, in lieu of cash compensation. The Company recognizes a tax benefit in additional paid-in capital from exercise of stock options (see Note 7).

Coachmen Industries, Inc. And Subsidiaries for the years ended December 31, 1996, 1995 and 1994

1.  NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

    Fair Value of Financial Instruments - The carrying amounts of cash equivalents, certificates of deposit, receivables, and accounts payable approximated fair value as of December 31, 1996 and 1995, because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of December 31, 1996 and 1995, based upon terms and conditions currently available to the Company in comparison to terms and conditions of the existing long-term debt. The Company has investments in life insurance contracts to fund obligations under deferred compensation agreements (see Notes 2 and 8). At December 31, 1996, the carrying amount of these policies, which equaled their fair value, was $8.9 million (cash surrender value of $20.3 million net of $11.4 million of policy loans). At December 31, 1995, the cash surrender values of these policies, net of policy loans of $10.2 million, aggregated $7.9 million which exceeded the $5.6 million carrying amount of the investments in insurance contracts.

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

    Real Estate Held For Sale - Real estate held for sale represents real properties which are carried at the lower of estimated realizable value or cost less accumulated depreciation. As of December 31, 1996 and 1995, the carrying value of real estate held for sale (and the related accumulated depreciation) aggregated $5,269,155 ($367,050) and $3,682,007 ($223,468), respectively.

    Rental Properties - Rental properties represent owned facilities which are currently leased to others under lease agreements with expiring terms through December 1, 1999. Certain of the lease agreements contain options for the lessee to renew the lease or purchase the facilities. Lease income for the years ended December 31, 1996, 1995 and 1994 aggregated $256,855, $381,287 and $570,955, respectively. Future minimum annual lease income under these lease agreements is as follows: 1997 -
    $413,400, 1998 - $255,000 and 1999 - $233,750.  The rental properties are carried at cost less accumulated depreciation, which is not in excess of net realizable value. The rental properties are depreciated by the straight-line method over the estimated useful lives of the assets (15-20 years). At December 31, 1996 and 1995, the cost of rental properties
    (and the related accumulated depreciation) aggregated $3,488,179 ($957,571) and $1,795,504 ($869,966), respectively.

Coachmen Industries, Inc. And Subsidiaries for the years ended December 31, 1996, 1995 and 1994

1.  NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

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

    Research and Development Expenses - Research and development expenses charged to operations were approximately $2,721,000, $2,240,000 and $1,925,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

    Warranty Expense - The Company accrues an estimated warranty liability at the time the warranted products are sold.

    Stock-Based Compensation - The Company has adopted the disclosure only provisions of Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," and accordingly accounts for its stock option plan under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

2.  ACCOUNTING CHANGES.

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

    On January 1, 1996, the Company recorded a $2.3 million noncash credit for the cumulative effect of this accounting change. This accounting method change also increased net income for the year ended December 31, 1996 by $1,087,678 or $.07 per share. Pro forma net income and net income per share, assuming the cash surrender value method had been applied during the years ended December 31, 1995 and 1994 along with actual results are presented below:

Coachmen Industries, Inc. And Subsidiaries for the years ended December 31, 1996, 1995 and 1994

2.  ACCOUNTING CHANGES, Concluded.

                                            1995             1994

          Net income
             As reported                 $17,549,400      $14,784,094
             Pro forma                    18,292,792       15,254,749

           Net income per share
             As reported                        1.18             1.00
             Pro forma                          1.23             1.03

    Also effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1996, the Company determined that no impairment losses need be recognized for applicable assets.

3.  OPERATIONS IN DIFFERENT INDUSTRIES.

    The Company's business and operations are comprised of two segments:
    Vehicles (recreational, vans, specialized and related parts and accessories) and Housing (modular). Segment information is set forth in the following table:

                                     1996            1995            1994
    Net sales:
         Vehicles                $507,715,622    $432,612,786    $327,430,404
         Housing                   98,758,506      83,249,279      66,593,370

           Total                 $606,474,128    $515,862,065    $394,023,774

    Operating income (loss):
         Vehicles                $ 29,934,813    $ 18,136,796    $ 15,434,057
         Housing                    9,674,894       8,644,906       8,192,322
         General Corporate             62,349        (122,719)     (1,126,776)

           Total                 $ 39,672,056    $ 26,658,983    $ 22,499,603

    Identifiable assets:
         Vehicles                $109,701,864    $ 89,173,588    $ 71,153,298
         Housing                   31,406,963      23,957,173      20,907,090
         General Corporate         86,338,745      37,117,996      32,960,894

           Total                 $227,447,572    $150,248,757    $125,021,282

     Depreciation:
         Vehicles                $  2,931,270    $  2,218,420    $  1,814,505
         Housing                    2,140,587       1,487,159         965,627
         General Corporate            415,671         287,703         309,470

           Total                 $  5,487,528    $  3,993,282    $  3,089,602

Coachmen Industries, Inc. And Subsidiaries for the years ended December 31, 1996, 1995 and 1994

3. OPERATIONS IN DIFFERENT INDUSTRIES, Concluded.

                                     1996            1995            1994

     Additions to property
         and equipment(including
         property and equipment
         acquired in the acquisition
         of businesses):
           Vehicles              $ 11,421,971    $  8,905,728    $  2,714,736
           Housing                  6,846,332       6,834,516       3,740,864
           General Corporate          482,865       2,602,967         224,791

           Total                 $ 18,751,168    $ 18,343,211    $  6,680,391

4.  INVENTORIES.

    Inventories consist of the following:

                                                     1996            1995

      Raw materials                              $ 20,951,906    $ 16,580,013
      Work in process                               6,467,066       7,268,705
      Finished goods                               40,892,066      31,585,779

        Total                                    $ 68,311,038    $ 55,434,497

5.  SHORT-TERM BORROWINGS.

    At December 31, 1996 and 1995, the Company has an unsecured bank line of credit aggregating $30 million with interest on outstanding borrowings payable monthly at a formula rate, which approximates the bank's cost of funds plus a mark-up, which generally results in a rate below the prime rate. There were no outstanding borrowings under this bank line of credit at December 31, 1996 and 1995.

6:  LONG-TERM DEBT.

    Long-term debt consists of the following:
                                                    1996           1995
      Obligations under industrial development
      revenue bonds, variable rates, with
      various maturities through 2011            $10,832,781    $ 6,666,125

      Promissory notes payable, issued or
      assumed in the acquisition of Georgie
      Boy (see Note 10), principal payable
      in annual installments through January
      2001, interest payable monthly at the
      prime rate, (8.25% at December 31, 1996),
      unsecured                                    6,266,998      7,492,173

      Other                                           20,002         53,930

        Total                                     17,119,781     14,212,228

       Less, Current maturities                    2,278,519      2,094,472

        Long-term debt                           $14,841,262    $12,117,756

Coachmen Industries, Inc. And Subsidiaries for the years ended December 31, 1996, 1995 and 1994

6.  LONG-TERM DEBT, Concluded.

    Aggregate maturities of long-term debt for each of the next five years ending December 31 are as follows: 1997 - $2,278,519; 1998 - $2,258,519;
    1999 - $2,258,519; 2000 - $1,957,924 and 2001 - $1,766,298.

    In connection with four of its industrial development revenue bond obligations, the Company obtained, as a credit enhancement for the bondholders, irrevocable letters of credit in favor of the bond trustees. The agreements relating to these letters of credit contain, among other provisions, certain covenants relating to required amounts of working capital and net worth and the maintenance of certain required financial ratios.

7.  COMMON STOCK MATTERS AND EARNINGS PER SHARE.

    Stock Split

    On July 17, 1996, the Board of Directors declared a two-for-one stock split of the Company's common shares, which was paid on August 28, 1996 to shareholders of record on August 7, 1996. All share and per share data in the accompanying consolidated financial statements have been retroactively restated to reflect this stock split. Also on July 17, 1996, the Board of Directors adopted a resolution to amend the Company's Articles of Incorporation to increase the authorized common shares from 30,000,000 shares to 60,000,000 shares.

    Stock Offering

    In November 1996, the Company completed a public stock offering consisting of 2,070,000 shares of its common stock at $24.50 per share. Net of underwriting fees and offering expenses, proceeds to the Company aggregated $48 million.

    Stock Option Plan

    The Company's stock option plan provides for the granting to eligible key employees of options to purchase common shares. Under terms of the plan, the Company may grant incentive stock options or non-qualified stock options. The option price for options granted to key employees is an amount per share of not less than the fair market value per share on the date of granting the option. No such options may be exercised during the first year after grant, and are exercisable cumulatively in four installments of 25% each year thereafter.

Coachmen Industries, Inc. And Subsidiaries for the years ended December 31, 1996, 1995 and 1994

7.  COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.

    The following table summarizes stock option activity:

                                                               Weighted
                                                                Average
                                                Number         Exercise
                                              Of Shares          Price

    Outstanding, January 1, 1994               415,650          $ 4.40
      Granted                                  174,600            7.46
      Canceled                                  (5,450)           3.93
      Exercised                               (126,000)           3.45

    Outstanding, December 31, 1994             458,800            5.50
      Granted                                  272,400            7.98
      Canceled                                 (33,150)           7.54
      Exercised                               (123,150)           3.71

    Outstanding, December 31, 1995             574,900            6.95
      Granted                                  251,800           12.61
      Canceled                                 (14,100)           7.65
      Exercised                               (165,500)           5.88

    Outstanding, December 31, 1996             647,100            9.36

    Options outstanding at December 31, 1996 are exercisable at prices ranging from $2.94 to $27.125 and have a weighted average remaining contractual life of 3.17 years. The following table summarizes information about stock options outstanding at December 31, 1996.

                 Outstanding                               Exercisable
                              Weighted-
                  Number       Average    Weighted-      Number      Weighted-
    Range of  Outstanding at  Remaining    Average   Exercisable at   Average
    Exercise   December 31,  Contractual  Exercise    December 31,   Exercise
     Price         1996         Life       Price          1996         Price

$ 2.94 - $ 4.00   25,450          .3      $ 3.21          25,450       $3.21
  4.01 -   8.00  193,100         2.2        6.87         107,600        6.68
  8.01 -  12.00  330,250         3.6        9.11          45,588        8.39
 12.01 -  15.00   48,800         4.3       14.07               -           -
 15.01 -  27.125  49,500         4.5       19.08               -           -

                 647,100                                 178,638

    At December 31, 1995 and 1994, there were exercisable options to purchase 153,623 and 164,613 shares at weighted-average exercise prices of $5.14 and $3.64, respectively. The weighted-average grant-date fair value of options granted during the year ended December 31, 1996 and 1995 was $3.08 and $2.08, respectively. As of December 31, 1996, 787,100 shares were reserved for the granting of future stock options, compared with 1,024,800 shares at December 31, 1995.

Coachmen Industries, Inc. And Subsidiaries for the years ended December 31, 1996, 1995 and 1994

7.  COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued

    Had the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been:

                                                  1996            1995

             Pro forma net income              $29,512,000     $17,499,000
             Pro forma net income per share           1.93            1.18

    The pro forma amounts shown above and the weighted-average grant-date fair-value of options granted are estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                  1996            1995

             Risk free interest rate              6.00%           6.87%
             Expected life                     2.75 years      2.75 years
             Expected volatility                  30.7%           30.7%
             Expected dividends                    1.2%            1.2%

    Stock Purchase Plan

    The Company has an employee stock purchase plan under which a total of 576,228 shares of the Company's common stock are reserved for purchase by full-time employees through payroll deductions, cash payments, or a combination of both at a price equal to 90% of the market price of the Company's common stock on the purchase date. As of December 31, 1996, there were 233 employees actively participating in the plan. Since its inception, a total of 223,772 shares have been purchased by employees under the plan. Certain restrictions in the plan limit the amount of payroll deductions and cash payments an employee may make in any one quarter. There are also limitations as to the amount of ownership in the Company an employee may acquire under the plan.

Coachmen Industries, Inc. And Subsidiaries for the years ended December 31, 1996, 1995 and 1994

7.  COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.

    Changes in Common Shares, Additional Paid-In Capital and Treasury Shares

                                                    Additional
                                          Common      Paid-in      Treasury
                                          Shares      Capital       Shares

     Balance, January 1, 1994          $36,123,090  $ 1,188,757  $(15,650,990)

     Issuance of 6,526 common
        shares under employee
        stock purchase plan                 42,315            -             -

     Issuance of 2,340 common
        shares from treasury                     -        1,298        15,865

     Issuance of 126,000 common
        shares upon the exercise
        of stock options                   434,982            -             -

     Tax benefit from current
        and prior years' exercise
        of stock options                         -      241,000             -

     Balance, December 31, 1994         36,600,387    1,431,055   (15,635,125)

     Issuance of 12,130 common
        shares under employee
        stock purchase plan                 94,396            -             -

     Issuance of 4,638 common
        shares from treasury                     -        6,834        31,446

     Issuance of 123,150 common
        shares upon the exercise
        of stock options                   456,419            -             -

     Tax benefit from current
        year's exercise
        of stock options                         -      227,000             -

     Balance, December 31, 1995         37,151,202    1,664,889   (15,603,679)

     Sale of 2,070,000 common shares,
        net of offering expenses        47,970,779            -             -

     Issuance of 9,472 common
        shares under employee
        stock purchase plan                152,646            -             -

     Issuance of 4,008 common
        shares from treasury                     -       28,423        27,242

     Issuance of 165,500 common
        shares upon the exercise
        of stock options                   973,415            -             -

     Tax benefit from current year's
        exercise of stock options                -      620,431             -

     Balance, December 31, 1996        $86,248,042  $ 2,313,743  $(15,576,437)

Coachmen Industries, Inc. And Subsidiaries for the years ended December 31, 1996, 1995 and 1994

7.  COMMON STOCK MATTERS AND EARNINGS PER SHARE, Concluded.

    Shareholder Rights Plan

    On January 19, 1990, the Board of Directors adopted a shareholder rights plan and declared a dividend distribution of one common share purchase right on each outstanding common share. Such rights only become exercisable, or transferable apart from the common shares, (i) ten days after a person or group of persons ("Acquiring Person") acquires or obtains the right to acquire beneficial ownership of 20% or more of the Company's common shares or (ii) ten business days (or such later date established by the Board) following the commencement of a tender offer or exchange offer for 20% or more of the Company's common shares. Upon the occurrence of certain events and after the rights become exercisable, each right would, subject to certain adjustments and alternatives, entitle the rightholder to purchase the number of common shares of the Company or the acquiring company having a market value of twice the $15 exercise price of the right (except that the Acquiring Person would not be able to purchase common shares of the Company on these terms). The rights are nonvoting, may be redeemed by the Company at a price of $.005 per right at any time prior to the date on which an Acquiring Person acquires 20% or more of the Company's common shares and expire
    February 15, 2000.

    Earnings Per Share

    Earnings per share are based on the weighted average number of common shares outstanding (1996 - 15,280,578, 1995 - 14,881,968 and 1994 -
    14,743,926). The common share equivalents (employee stock options) have not entered into the computation of earnings per share because their inclusion in each year reported would have been immaterial. Fully-diluted earnings per share do not differ materially from primary earnings per share.

8.  INCENTIVE AND DEFERRED COMPENSATION PLANS.

    The Company has incentive compensation plans for its officers and other key management personnel. The amounts charged to expense for the years ended December 31, 1996, 1995 and 1994 aggregated $2,662,668, $2,577,692 and $2,146,905, respectively.

    The Company has established a deferred compensation plan for executives and other key employees. The plan provides for benefit payments upon termination of employment, retirement, disability, or death. The Company recognizes the cost of this plan over the projected service lives of the participating employees based on the present value of the estimated future payments to be made. The plan is funded by insurance contracts on the lives of the participants, and investments in insurance contracts (included in other assets) aggregating $8.9 million as of December 31, 1996. The carrying value of the investment in life insurance contracts aggregated $5.6 million at December 31, 1995 (see Note 2). The deferred compensation obligations, which aggregated $6,500,123 and $5,952,958 as of December 31, 1996 and 1995, respectively, are included in other non-current liabilities, with the current portion ($186,559 and $186,854 at December 31, 1996 and 1995, respectively) included in other accrued expenses.

Coachmen Industries, Inc. And Subsidiaries for the years ended December 31, 1996, 1995 and 1994

8.  INCENTIVE AND DEFERRED COMPENSATION PLANS, Concluded.

    All full-time employees of the Company (subject to certain eligibility restrictions) are eligible to participate in the Coachmen Assisted Retirement For Employees (C.A.R.E.) program which provides a mechanism for each eligible employee to establish an individual retirement account and receive matching contributions from the Company based on the amount contributed by the employee, the employee's years of service and the profitability of the Company. Company matching contributions charged to expense under the C.A.R.E. program aggregated $704,173, $537,118 and $546,984 for the years ended December 31, 1996, 1995 and 1994, respectively.

9.  INCOME TAXES.

    Income taxes are summarized as follows:

                                     1996         1995         1994
      Federal:
        Current                   $13,553,000  $ 9,530,000  $ 7,918,000
        Deferred                     (210,000)     (79,000)    (730,000)
                                   13,343,000    9,451,000    7,188,000

      State:
        Current                       833,000      971,000      968,000
        Deferred                      (30,000)     (14,000)    (128,000)
                                      803,000      957,000      840,000
          Total                   $14,146,000  $10,408,000  $ 8,028,000


    The following is a reconciliation of the provision for income taxes computed at the federal statutory rate (35%) to the reported provision for income taxes:

                                     1996         1995         1994
    Computed federal income tax
      at federal statutory rate   $14,519,000  $ 9,785,000  $ 7,984,000
    Changes resulting from:
      Increase in cash surrender
        value of life insurance
        contracts                    (381,000)           -            -
    Foreign Sales Corporation
      subject to lower tax rate      (310,000)    (222,000)    (186,000)
    State income taxes, net of
      federal income tax benefit      522,000      622,000      546,000
    Valuation allowance                     -            -     (526,000)
    Other, net                       (204,000)     223,000      210,000

        Total                     $14,146,000  $10,408,000  $ 8,028,000

Coachmen Industries, Inc. And Subsidiaries for the years ended December 31, 1996, 1995 and 1994

9.  INCOME TAXES, Concluded.

    The components of the net deferred tax assets are as follows:

                                                   1996        1995

         Current deferred tax asset:
           Accrued warranty expense              $1,784,000  $1,321,000
           Allowance for doubtful
             receivables                            368,000     317,000
           Other                                  1,028,000   1,027,000

               Net current deferred
                 tax asset                       $3,180,000  $2,665,000

         Noncurrent deferred tax
           asset (liability):
             Deferred compensation               $2,600,000  $2,400,000
             Property and equipment              (1,434,000) (1,441,000)
             Intangible assets                     (566,000)    (84,000)

             Net noncurrent deferred
               tax asset                         $  600,000  $  875,000


10. ACQUISITIONS AND DISPOSITIONS.

    In September 1996, the Company acquired a recreational vehicle dealership for $1.9 million cash, which approximated the fair value of the acquired assets. The acquisition, which has been accounted for as a purchase, was immaterial to the Company's consolidated financial statements.

    On January 3, 1995, the Company acquired all of the issued and outstanding capital stock of Georgie Boy Mfg., Inc. ("Georgie Boy") a manufacturer of Class A motorhomes. The purchase price aggregated $12.8 million and consisted of $6.7 million in cash and a $6.1 million promissory note payable to the seller. In conjunction with the acquisition, the Company assumed liabilities of $8,757,000.

    The acquisition was accounted for using the purchase method, and the operating results of Georgie Boy have been included in the Company's 1995 consolidated financial statements from the date of acquisition. The excess of the purchase price over the cost of acquired net assets ("goodwill") of $5.0 million is being amortized on a straight-line basis over forty years. Unaudited pro forma financial information for 1994, as if this acquisition had occurred on January 1, 1994, is as follows:

                                                     Year Ended
                                                  December 31, 1994
                                                     (Unaudited)

             Net sales                              $483,870,000
             Net income                               15,896,000
             Net income per share                           1.08

Coachmen Industries, Inc. And Subsidiaries for the years ended December 31, 1996, 1995 and 1994

10. ACQUISITIONS AND DISPOSITIONS, Concluded.

    On September 23, 1994, the Company acquired substantially all of the operating assets of the North Carolina division of Muncy Building Enterprises, L.P. ("Muncy"), a manufacturer of modular homes. The assets acquired consisted principally of property and equipment and inventories of modular homes. The purchase price of $2,761,740 was allocated to the assets acquired and consisted of $1,387,740 in cash and $1,374,000 of assumed liabilities, including long-term debt of $843,917. The acquisition was accounted for as a purchase and, accordingly, the operating results of Muncy are included in the Company's consolidated financial statements from the date of acquisition. Pro forma results of operations for 1994 are not presented herein as the amounts would not be materially different from the Company's historical results.

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

11: COMMITMENTS AND CONTINGENCIES.

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

    Future minimum annual lease commitments at December 31, 1996 aggregated $3,383,000 and are payable as follows: 1997 - $1,167,700; 1998 -
    $1,043,500; 1999 - $735,300; 2000 - $309,000; 2001 - $82,500 and
    thereafter - $45,000.

    Total rental expense for the years ended December 31, 1996, 1995 and 1994 aggregated $1,754,272, $1,222,156 and $1,396,183, respectively.

Coachmen Industries, Inc. And Subsidiaries for the years ended December 31, 1996, 1995 and 1994

11. COMMITMENTS AND CONTINGENCIES, Concluded.

    Obligation to Purchase Consigned Inventories

    The Company obtains vehicle chassis for its recreational and specialized vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until either assigned to a unit in the production process or 90 days have passed. At the earlier of these dates, the Company is obligated to purchase the chassis and it is recorded as inventory. At December 31, 1996 and 1995, chassis inventory, accounted for as consigned inventory, approximated $11.0 million and $18.0 million, respectively.

    Repurchase Agreements

    The Company is contingently liable to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financial institution in the event that they have repossessed them upon a dealer's default. Although the total contingent liability approximated $171 million at December 31, 1996 ($129 million at December 31, 1995), the risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased.

    Self-Insurance

    The Company is self-insured for a portion of its product liability and certain other liability exposures. Depending on the nature of the claim and the date of occurrence, the Company's maximum exposure ranges from $250,000 to $500,000 per claim. The Company accrues an estimated liability based on various factors, including sales levels and the amount of outstanding claims. Management believes the liability recorded is adequate to cover the Company's self-insured risk.

    Litigation

    The Company is involved in various legal proceedings which are ordinary routine litigations incidental to the industry and which are covered in whole or in part by insurance. Management believes that any liability which may result from these proceedings will not be significant.

Coachmen Industries, Inc. And Subsidiaries for the years ended December 31, 1996, 1995 and 1994

12. INSURANCE SETTLEMENT.

    On August 14, 1995, a fire destroyed the Company's Prodesign production facility. The loss was covered by insurance and estimated insurance proceeds in excess of the net book value of destroyed assets and related expenses resulted in a gain of $2.5 million which was included in other nonoperating income ($.4 million in 1996 and $2.1 million in 1995). Other receivables at December 31, 1995 include $2.4 million of estimated insurance recoveries.

13: UNAUDITED INTERIM FINANCIAL INFORMATION.

    Certain selected unaudited quarterly financial information for the years ended December 31, 1996 and 1995 is as follows:

                                                 1996
                                             Quarter Ended
                            March 31     June 30    September 30  December 31

    Net sales             $148,640,023 $166,715,051 $154,244,238 $136,874,816
    Gross profit            19,151,520   24,961,977   24,156,880   20,237,624
    Income before cumulative
      effect of accounting
      change                 3,956,973    8,685,723    8,332,563    6,361,571
    Net income               6,250,956    8,685,723    8,332,563    6,361,571
    Income before cumulative
      effect of accounting
      change per common
      share                        .26          .58          .55          .40

                                                 1995
                                             Quarter Ended
                            March 31     June 30    September 30  December 31

    Net sales             $131,770,379 $128,192,670 $130,973,395 $124,925,621
    Gross profit            16,562,112   17,960,958   18,661,458   18,050,871
    Net income               3,203,464    4,212,086    4,683,426    5,450,424
    Net income per
      common share                 .22          .28          .31          .37

    The fourth quarter of 1996 was favorably impacted by reversals of federal and state income tax accruals of $250,000 and $550,000, respectively, resulting from favorable settlements of tax examinations.

    The fourth quarter of 1995 includes a $2.1 million pre-tax gain on insurance settlements (see Note 12).

    The common share equivalents described in Note 7 did not enter into the computations of net income per common share for any of the quarters during 1996 and 1995 because their inclusion was immaterial.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

                                Part III.

Item 10.  Directors and Executive Officers of the Registrant

     (a)  Identification of Directors

Information for Item 10(a) is contained on page 3 of the Company's Proxy Statement dated March 24, 1997 and is incorporated herein by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information for Item 12 is contained on pages 2 and 3 of the Company's Proxy Statement dated March 24, 1997 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Not Applicable

                                 Part IV.

Item 14.  Exhibits, Financial Statement
          Schedules, and Reports on Form 8-K

(a) (1)  Financial Statements                                     Page
                                                                Reference
Financial statements included in Part II of the report:

  Report of Independent Accountants                                17
  Consolidated Balance Sheets as of
    December 31, 1996 and 1995                                    18-19
  Consolidated Statements of Income and Retained Earnings
    for the years ended December 31, 1996, 1995 and 1994           20
  Consolidated Statements of Cash Flows for the years
    ended December 31, 1996, 1995 and 1994                        21-22
  Notes to Consolidated Financial Statements for the years
    ended December 31, 1996, 1995 and 1994                        23-36

(a) (2)  Financial Statement Schedules

  Report of Independent Accountants on Financial
    Statement Schedule                                             39

  Schedule II - Valuation and Qualifying Accounts                  40

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

                   Report of Independent Accountants
                    on Financial Statement Schedule

To the Board of Directors of
     Coachmen Industries, Inc.:

Our report on the consolidated financial statements of Coachmen Industries, Inc. and subsidiaries is included on page 17 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)(2) of this Form 10-K.

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

South Bend, Indiana
January 31, 1997

                               SCHEDULE II
                    VALUATION AND QUALIFYING ACCOUNTS

                      Balance At    Charged                 Balance
                      Beginning    To Costs   Deductions-   At End
Description           Of Period  And Expenses  Describe    Of Period

Allowance for doubtful
 receivables - deducted
 from trade receivables
 and notes receivable
 in the consolidated
 balance sheets:

 For the year ended
  December 31, 1996   $  844,000 $ 158,000 $ (83,000) (A) $919,000 (B)

 For the year ended
  December 31, 1995      986,000   292,000   434,000  (A)  844,000 (B)

 For the year ended
  December 31, 1994    1,059,000  (121,000)  (48,000) (A)  986,000 (B)

Allowance for decline
 in market value of
 common stock invest-
 ment - deducted from
 investments in the
 consolidated balance
 sheets:

 For the year ended
  December 31, 1996   $     -         -         -             -

 For the year ended
  December 31, 1995         -         -         -             -

 For the year ended
  December 31, 1994       58,325      -       58,325  (C)     -

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

                                          COACHMEN INDUSTRIES, INC.

Date:  March 27, 1997                             G. L. Groom
                                         -----------------------------
                                                  G. L. Groom
                                            (Chief Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 27, 1997.

          P. C. Barker                            K. D. Corson
-------------------------------         ------------------------------
          P. C. Barker                            K. D. Corson
           (Director)                             (Director)


          T. H. Corson                            G. L. Groom
-------------------------------         ------------------------------
          T. H. Corson                            G. L. Groom
           (Director)                             (Director)
   (Chief Executive Officer)               (Chief Financial Officer)

          R. J. Harring                          W. P. Johnson
-------------------------------         ------------------------------
          R. J. Harring                          W. P. Johnson
           (Director)                             (Director)


           P. G. Lux                             W. G. Milliken
-------------------------------         ------------------------------
           P. G. Lux                             W. G. Milliken
           (Director)                             (Director)


         C. C. Skinner                            W. M. Angelo
-------------------------------         ------------------------------
         C. C. Skinner                            W. M. Angelo
          (Director)                      (Chief Accounting Officer)

                            INDEX TO EXHIBITS

Number Assigned
 In Regulation
 S-K, Item 601             Description of Exhibit


 (9)            No exhibit

(10)            No exhibit

(11)            No exhibit - See Consolidated Statements of
                Income and Retained Earnings (on page 20 herein) and Note 7 of Notes to Consolidated
                Financial Statements (on page 27 herein).

(13)            No exhibit

(16)            No exhibit

(18)            No exhibit

(21)            Registrant and Subsidiaries of the Registrant

(22)            No exhibit

(23)            Consent of Independent Accountants

(24)            No exhibit

(27)            Financial Data Schedule (EDGAR filing only)

(28)            No exhibit