Form 10-Q
period 1997-03-31
COACHMEN INDUSTRIES INC
filed 1997-05-13
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             Form 10-Q

(MARK ONE)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

    At April 30, 1997:

    Common Shares, without par value 17,244,399 shares outstanding including an equivalent number of common share purchase rights.

                       COACHMEN INDUSTRIES, INC.
                                INDEX
                                                             Page No.
PART I.  FINANCIAL INFORMATION

    Financial Statements:

       Condensed Consolidated Balance Sheets-
       March 31, 1997 and December 31, 1996....................3-4

       Condensed Consolidated Statements of Income-
       Three Months Ended March 31, 1997 and 1996.............. 5

       Condensed Consolidated Statements of Cash Flows-
       Three Months Ended March 31, 1997 and 1996.............. 6

       Notes to Condensed Consolidated Financial Statements....7-8

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations........................9-12

PART II.  OTHER INFORMATION.................................... 13

    Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES..................................................... 13

                      COACHMEN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                               MARCH 31,   DECEMBER 31,
                                                 1997          1996

ASSETS
CURRENT ASSETS
  Cash and temporary cash investments        $ 72,124,233  $ 66,448,901
  Certificates of deposit                         500,000       500,000
  Trade receivables, less allowance for
   doubtful receivables 1997 - $1,007,000
   and 1996 - $919,000                         33,977,923    20,575,048
  Other receivables                             2,219,850     2,103,168
  Refundable income taxes                       1,865,000     1,865,000
  Inventories                                  61,300,374    68,311,038
  Prepaid expenses and other                      872,497       930,244
  Deferred income taxes                         3,180,000     3,180,000

    Total current assets                      176,039,877   163,913,399

PROPERTY AND EQUIPMENT, at cost
  Land and improvements                         7,348,533     6,640,920
  Buildings and improvements                   35,515,040    33,516,736
  Machinery and equipment                      15,310,864    14,563,955
  Transportation equipment                      9,966,794     9,619,667
  Office furniture and fixtures                 4,962,433     4,830,577

    Total property and equipment, at cost      73,103,664    69,171,855

  Less, Accumulated depreciation               30,664,250    29,314,413

    Net property and equipment                 42,439,414    39,857,442

OTHER ASSETS
  Real estate held for sale                     4,902,105     4,902,105
  Rental properties                             2,500,272     2,530,608
  Intangibles, less accumulated amortization
   1997 - $414,413 and 1996 - $380,363          5,029,863     5,063,913
  Deferred income taxes                           600,000       600,000
  Other                                        10,316,313    10,580,105

     Total other assets                        23,348,553    23,676,731

TOTAL ASSETS                                 $241,827,844  $227,447,572

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS (CONT'D)

                                               MARCH 31,   DECEMBER 31,
                                                 1997          1996

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt       $  2,271,019  $  2,278,519
  Accounts payable, trade                      23,629,859    14,532,948
  Accrued wages, salaries and commissions       2,873,222     4,410,925
  Accrued dealer incentives                     3,314,316     3,064,437
  Accrued warranty expense                      4,800,121     4,460,137
  Accrued income taxes                          2,944,783       628,051
  Accrued insurance                             4,420,354     3,697,709
  Other liabilities                             6,228,960     5,449,270

    Total current liabilities                  50,482,634    38,521,996

LONG-TERM DEBT                                 13,291,152    14,841,262

OTHER                                           6,572,508     6,428,373

    Total liabilities                          70,346,294    59,791,631

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000,000 shares; issued 1997 - 20,552,372
   shares and 1996 - 20,527,644 shares         86,462,969    86,248,042
  Additional paid-in capital                    2,347,998     2,313,743
  Retained earnings                            98,229,597    94,670,593

                                              187,040,564   183,232,378

  Less, Cost of shares reacquired for the
   treasury 1997 - 3,338,470 shares and
   1996 - 3,340,996 shares                     15,559,014    15,576,437

    Total shareholders' equity                171,481,550   167,655,941

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $241,827,844  $227,447,572

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                  THREE MONTHS
                                                 ENDED MARCH 31,

                                             1997               1996

Net sales                                $158,105,811       $148,640,023

Cost of goods sold                        137,770,440        129,488,503

    Gross profit                           20,335,371         19,151,520

Operating expenses:
  Selling and delivery                      8,330,879          7,561,188
  General and administrative                6,007,899          5,599,626

    Total operating expenses               14,338,778         13,160,814

    Operating income                        5,996,593          5,990,706

Nonoperating income (expense):
  Interest expense                           (356,256)          (440,089)
  Interest income                             992,464            234,314
  Gain (loss) on sale of properties, net        9,456             (3,288)
  Other, net                                   93,777            341,330

    Total nonoperating income, net            739,441            132,267

    Income before income taxes
      and cumulative effect of
      accounting change                     6,736,034          6,122,973

Income taxes                                2,317,000          2,166,000

    Income before cumulative
      effect of accounting change           4,419,034          3,956,973

Cumulative effect of accounting
  change for Company-owned life
  insurance policies                                -          2,293,983

    Net income                           $  4,419,034       $  6,250,956

Earnings per common share:
    Income before cumulative
      effect of accounting
      change                             $        .26       $        .26

    Net income                           $        .26       $        .42

Weighted average number of
 common shares outstanding                 17,202,020         14,980,498

Cash dividends per common share          $        .05        $      .035

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    THREE MONTHS
                                                   ENDED MARCH 31,
                                                 1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by operating
   activities                                 $11,304,882    $ 5,573,662

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
   Sale of property and equipment, real
    estate held for sale and rental
    properties                                    113,707        363,512
  Acquisitions of property and equipment       (3,951,450)    (3,175,772)
  Proceeds from life insurance death benefit            -        171,770
  Other                                           410,906        414,364

    Net cash (used in) investing
     activities                                (3,426,837)    (2,226,126)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of long-term debt                   (1,557,610)    (1,569,759)
  Proceeds from sale of common shares             214,927        452,842
  Cash dividends paid                            (860,030)      (524,361)

    Net cash (used in) financing activities    (2,202,713)    (1,641,278)

Increase in cash and temporary
    cash investments                            5,675,332      1,706,258

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of period                          66,448,901     17,020,744
  End of period                              $ 72,124,233  $  18,727,002

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet data as of December 31, 1996 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair statement of the interim periods reported. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

3.  Inventories consist of the following:

                                   March 31,           December 31,
                                     1997                  1996

    Raw material                 $ 20,343,218          $ 20,951,906
    Work-in-process                 8,230,167             6,467,066
    Finished goods                 32,726,989            40,892,066

    Total                        $ 61,300,374          $ 68,311,038

4. Effective January 1, 1996, the Company changed its method of accounting for its investment in life insurance contracts which were purchased to fund liabilities under deferred compensation agreements with executives and other key employees. Prior to January 1, 1996, the Company accounted for its investments in life insurance contracts by capitalizing premiums under the ratable charge method (a method of accounting which was acceptable when the insurance contracts were originally acquired and continued to be acceptable for contracts acquired prior to November 14, 1985). Effective January 1, 1996, the Company changed to the cash surrender value method of accounting which is the preferred method under generally accepted accounting principles, as this method more accurately reflects the economic value of the contracts. On that date, the Company recorded a $2.3 million noncash credit for the cumulative effect of the accounting change.

5. On July 17, 1996, the Board of Directors declared a two-for-one stock split of the Company's common shares, which was paid on August 28, 1996 to shareholders of record on August 7, 1996. All share and per share data appearing in the condensed consolidated financial statements and notes thereto have been retroactively restated to reflect this stock split.

6. The Company was contingently liable at March 31, 1997 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. The Company is involved in various legal proceedings which are ordinary litigations incidental to the industry and which are covered in whole or in part by insurance. Management believes that any liability which may result from these proceedings will not be significant.

7. On May 1, 1997 the Board of Directors authorized the repurchase of up to one million shares of the Company's outstanding common stock. Shares may be purchased from time to time, depending on market conditions and other factors, on the open market or through privately negotiated transactions at the then prevailing market prices.

                      COACHMEN INDUSTRIES, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition, results of operations and cash flows during the periods included in the accompanying condensed consolidated financial statements.

A summary of the changes in the principal items included in the condensed consolidated statements of income is shown below.

                                            Comparison of
                                             Three Months
                                    Ended March 31, 1997 and 1996
                                         Increases (Decreases)

Net sales                                $  9,465,788     6.4%

Cost of goods sold                          8,281,937     6.4

Selling and
     delivery expenses                        769,691    10.2

General and
     administrative expenses                  408,273     7.3

Interest expense                              (83,833)  (19.0)

Interest income                               758,150   323.6

Gain on sale of
     properties, net                           12,744      *

Other, net                                   (247,553)  (72.5)

Income before income taxes and
     cumulative effect of
     accounting change                        613,061    11.7

Income taxes                                  151,000     7.0

Cumulative effect of accounting
     change for Company-owned
     life insurance policies               (2,293,983)     *

Net income                                 (1,831,922)  (29.3)


* Not meaningful

NET SALES

Consolidated net sales for the quarter ended March 31, 1997 were $158,105,811, an increase of 6.4% over $148,640,023 reported in the same quarter of 1996. The Company's vehicle segment, which includes the parts and supply businesses, experienced a sales increase of 1.0%. Recreational vehicle ("RV") sales were hampered during the quarter by unusually severe weather and major floods in several areas of the country. The Company's housing segment experienced a 48.9% increase in net sales for the quarter compared to last year's first quarter as a result of excellent demand and increased capacity. While the RV segment was slightly down in the number of units sold compared to the first quarter of 1996, the housing segment was significantly up in the number of units sold. Both RV and housing segments also experienced increases in the average sales price per unit.

COST OF GOODS SOLD

Cost of goods sold increased 6.4% or $8,281,937 for the three months ended March 31, 1997. The increase is consistent with the increase in net sales. Cost of goods sold as a percentage of net sales was 87.1% for both quarters; however, the favorable gross margins for the RV segment were offset by lower gross margins for the housing segment. The housing segment continued experiencing lower gross margins attributable to the expansion in North Carolina and recent Tennessee plant opening. Production volume is increasing in these two plants and gross margins are expected to improve.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include selling, delivery, general and administrative expenses, were 9.1% and 8.9% for the quarters ended March 31, 1997 and 1996, respectively. Selling expenses increased by .2% as the result of increases in dealer volume sales incentives attributable to significantly increased sales in the housing group. As a percentage of net sales, delivery expenses remained relatively unchanged. General and administrative expenses were 3.8% of net sales for both the first quarter of 1997 and the first quarter of 1996.

INTEREST EXPENSE

Interest expense was $356,256 for the quarter ended March 31, 1997 and $440,089 for the quarter ended March 31, 1996. The decrease was primarily the result of a larger increase in cash surrender value for the Company's investment in life insurance contracts in 1997 than in 1996. These life insurance contracts were purchased to fund obligations under deferred compensation agreements with executives and other key employees. The interest costs associated with deferred compensation obligations and with the borrowings against the cash value of the insurance policies are partially offset by the increases in cash surrender values.

INTEREST INCOME

Interest income increased $758,150 for the 1997 quarter over 1996. This is indicative of the amounts of cash and temporary cash investments in 1997 in comparison to 1996. Increases in cash and temporary cash investments were primarily generated from operating activities throughout 1996 and the sale of 2,070,000 shares of common stock in November 1996.

GAIN ON THE SALE OF PROPERTIES, NET

The net gain on the sale of properties for the quarter ended March 31, 1997 was $9,456 while the comparative quarter in 1996 was a loss of $3,288. This classification represents the net result of the amount of gain or loss recognized upon the disposition of various small properties.

OTHER, NET

Other, net, represents income of $93,777 for the 1997 first quarter and $341,330 for the 1996 first quarter. The larger amount in 1996 was attributable to the receipt of key-man life insurance proceeds during the quarter.

INCOME TAXES

For the first quarter ended March 31, 1997, the effective tax rate was 34.4% compared to a first quarter tax rate of 35.4% in 1996. The Company's effective tax rate fluctuates with the state's tax rates where sales incur and also with the level of export sales.

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


OTHER MATTERS

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), was issued by the Financial Accounting Standards Board. The Company is required to adopt this pronouncement in its financial statements for the year ended December 31, 1997. SFAS No. 128 will require the Company to make a dual presentation of basic and diluted earnings per share on the face of its consolidated statements of income. The Company does not anticipate SFAS No. 128 will have a significant impact on the Company's consolidated statements of income.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains an unsecured committed line of credit, which totaled $30 million at March 31, 1997, to meet its seasonal working capital needs. At March 31, 1997, there were no borrowings against this line of credit. For the three months, the major source of cash was from operating activities. The significant items in this category were net income, depreciation and the increase in current liabilities. Significant increases in receivables were more than offset by decreases in inventories and increases in accounts payable and accrued expenses, including income taxes. Investing activities reflected a net cash use of $3,426,837. The principal use of cash in investing activities was the acquisition of property and equipment. This investment included the acquisition of a new recreational vehicle manufacturing facility in Indiana. The negative cash flow from financing activities was primarily for cash dividends and repayment of long-term debt.

At March 31, 1997, working capital increased to $125.6 million from $125.4 million at December 31, 1996. The $12.1 million increase in current assets at March 31, 1997 versus December 31, 1996, was primarily due to increased cash and receivables. The $12.0 million increase in current liabilities is substantially due to increased trade payables as well as accrued income taxes.

                     PART II. OTHER INFORMATION

Item 5.  Other Information

          On May 1, 1997 the Board of Directors authorized the repurchase of up to one million shares of the Company's outstanding common stock. Shares may be purchased from time to time, depending on market conditions and other factors, on the open market or through privately negotiated transactions at the then prevailing market prices.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

             Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

             None

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COACHMEN INDUSTRIES, INC.
                                             (Registrant)



                                   s/s:     GARY L. GROOM
Date: May 13, 1997                 _______________________________
                                   Gary L. Groom, Executive Vice
                                    President - Finance (Principal
                                    Financial Officer)

                                   s/s:   WILLIAM M. ANGELO
Date: May 13, 1997                 _______________________________
                                   William M. Angelo, Corporate
                                    Controller (Principal Accounting
                                    Officer)