Form 10-Q
period 1997-06-30
COACHMEN INDUSTRIES INC
filed 1997-08-11
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             Form 10-Q

(MARK ONE)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                  OR

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to__________________

Commission file number  1-7160

                      COACHMEN INDUSTRIES, INC.
       (Exact name of registrant as specified in its charter)

              INDIANA                            35-1101097
  (State or other jurisdiction of             (I.R.S.Employer
   incorporation or organization)          Identification number)

          601 EAST BEARDSLEY AVENUE, ELKHART, INDIANA 46514
         (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code   219-262-0123

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

    At July 31, 1997:

    Common Shares, without par value 17,230,063 shares outstanding with an equivalent number of common share purchase rights.

                       COACHMEN INDUSTRIES, INC.
                                INDEX

                                                             Page No.

PART I.  FINANCIAL INFORMATION

    Financial Statements:

       Condensed Consolidated Balance Sheets-
       June 30, 1997 and December 31, 1996.....................3-4

       Condensed Consolidated Statements of Income-
       Three and Six Months Ended June 30, 1997 and 1996....... 5

       Condensed Consolidated Statements of Cash Flows-
       Six Months Ended June 30, 1997 and 1996................. 6

       Notes to Condensed Consolidated Financial Statements....7-8

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations........................9-13

PART II.  OTHER INFORMATION.................................... 14

    Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES..................................................... 15

                      COACHMEN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                               JUNE 30,    DECEMBER 31,
                                                 1997          1996

ASSETS
CURRENT ASSETS
  Cash and temporary cash investments        $ 81,334,653  $ 66,448,901
  Certificate of deposit                                -       500,000
  Trade receivables, less allowance for
   doubtful receivables 1997 - $1,069,000
   and 1996 - $919,000                         24,786,655    20,575,048
  Other receivables                             1,976,953     2,103,168
  Refundable income taxes                         365,000     1,865,000
  Inventories                                  64,579,745    68,311,038
  Prepaid expenses and other                    1,861,568       930,244
  Deferred income taxes                         3,180,000     3,180,000

    Total current assets                      178,084,574   163,913,399

PROPERTY AND EQUIPMENT, at cost
  Land and improvements                         8,557,144     6,640,920
  Buildings and improvements                   36,432,897    33,516,736
  Machinery and equipment                      15,890,644    14,563,955
  Transportation equipment                     10,245,975     9,619,667
  Office furniture and fixtures                 5,080,984     4,830,577

    Total property and equipment, at cost      76,207,644    69,171,855

  Less, Accumulated depreciation               32,101,810    29,314,413

    Net property and equipment                 44,105,834    39,857,442

OTHER ASSETS
  Real estate held for sale                     4,902,105     4,902,105
  Rental properties                             2,469,938     2,530,608
  Intangibles, less accumulated amortization
   1997 - $448,463 and 1996 - $380,363          4,995,813     5,063,913
  Deferred income taxes                           600,000       600,000
  Other                                        10,728,098    10,580,105

     Total other assets                        23,695,954    23,676,731

TOTAL ASSETS                                 $245,886,362  $227,447,572

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS (CONT'D)

                                               JUNE 30,    DECEMBER 31,
                                                 1997          1996

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt       $  2,267,161   $ 2,278,519
  Accounts payable, trade                      26,045,341    14,532,948
  Accrued wages, salaries and commissions       3,885,868     4,410,925
  Accrued dealer incentives                     1,300,919     3,064,437
  Accrued warranty expense                      5,109,486     4,460,137
  Accrued income taxes                            167,551       628,051
  Accrued insurance                             4,885,984     3,697,709
  Other accrued liabilities                     5,762,637     5,449,270

    Total current liabilities                  49,424,947    38,521,996

LONG-TERM DEBT                                 13,261,271    14,841,262

OTHER                                           6,578,929     6,428,373

    Total liabilities                          69,265,147    59,791,631

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000,000 shares; issued 1997 - 20,610,789
   shares and 1996 - 20,527,644 shares         86,863,284    86,248,042
  Additional paid-in capital                    2,348,469     2,313,743
  Retained earnings                           103,795,678    94,670,593

                                              193,007,431   183,232,378

  Less, Cost of shares reacquired for the
   treasury 1997 - 3,388,427 shares and
   1996 - 3,340,996 shares                     16,386,216    15,576,437

    Total shareholders' equity                176,621,215   167,655,941

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $245,886,362  $227,447,572

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   THREE MONTHS              SIX MONTHS
                                  ENDED JUNE 30,           ENDED JUNE 30,
                               1997         1996         1997         1996
Net sales                 $169,368,233 $166,715,051 $327,474,044 $315,355,074

Cost of goods sold         146,128,835  141,753,074  283,899,275  271,241,577

   Gross profit             23,239,398   24,961,977   43,574,769   44,113,497

Operating expenses:
  Selling and delivery       7,680,881    6,412,132   16,011,760   13,973,320
  General and administrative 6,522,400    5,664,130   12,530,299   11,263,756

   Total operating expenses 14,203,281   12,076,262   28,542,059   25,237,076

   Operating income          9,036,117   12,885,715   15,032,710   18,876,421

Nonoperating income (expense):
  Interest expense            (438,806)    (400,946)    (795,062)    (841,035)
  Interest income            1,148,209      370,628    2,140,673      604,942
  Gain on sale of
    properties, net            123,836      729,857      133,292      726,569
  Other income, net             97,273      107,469      191,050      448,799

   Total nonoperating income   930,512      807,008    1,669,953      939,275

   Income before income taxes
     and cumulative effect of
     accounting change       9,966,629   13,692,723   16,702,663   19,815,696

Income taxes                 3,537,000    5,007,000    5,854,000    7,173,000

   Income before cumulative
     effect of accounting
     change                  6,429,629    8,685,723   10,848,663   12,642,696

Cumulative effect of accounting
  change for Company-owned life
  insurance policies                 -            -            -    2,293,983

   Net income             $  6,429,629 $  8,685,723 $ 10,848,663 $ 14,936,679

Earnings per common share:
   Income before cumulative
     effect of accounting
     change               $        .37 $        .58 $        .63 $        .84
   Net income             $        .37 $        .58 $        .63 $       1.00

Weighted average number of
 common shares outstanding  17,242,047   15,035,436   17,222,144   15,007,966

Cash dividends per
 common share             $        .05 $        .05  $       .10 $       .085

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     SIX MONTHS
                                                   ENDED MARCH 31,
                                                 1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by operating
   activities                                $ 24,255,801  $ 15,181,045

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
   Sale of property and equipment, real
    estate held for sale and rental
    properties                                    537,476     1,157,040
  Certificate of deposit                          500,000             -
  Acquisitions of property and equipment       (7,049,867)   (7,222,704)
  Proceeds from life insurance death benefit            -       171,770
  Other                                           169,527       680,056

    Net cash (used in) investing
     activities                                (5,842,864)   (5,213,838)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of long-term debt                   (1,591,349)   (1,591,134)
  Proceeds from sale of common shares             615,242       708,054
  Purchases of common shares for treasury        (827,500)            -
  Cash dividends paid                          (1,723,578)   (1,276,458)

    Net cash (used in) financing activities    (3,527,185)   (2,159,538)

Increase in cash and temporary
    cash investments                           14,885,752     7,807,669

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of period                          66,448,901    17,020,744
  End of period                              $ 81,334,653  $ 24,828,413

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet data as of December 31, 1996 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair statement of the interim periods reported. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3.  Inventories consist of the following:

                                   June 30,            December 31,
                                     1997                  1996

    Raw material                 $ 23,639,036          $ 20,951,906
    Work-in-process                 8,155,490             6,467,066
    Finished goods                 32,785,219            40,892,066

    Total                        $ 64,579,745          $ 68,311,038

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

6. The Company was contingently liable at June 30, 1997 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. The Company is involved in various legal proceedings which are ordinary litigations incidental to the industry and which are covered in whole or in part by insurance. Management believes that any liability which may result from these proceedings will not be significant.

7. On May 1, 1997 the Board of Directors authorized the repurchase of up to one million shares of the Company's outstanding common stock. Shares may be purchased from time to time, depending on market conditions and other factors, on the open market or through privately negotiated transactions at the then prevailing market prices. During the second quarter, the Company repurchased 50,000 shares of its common stock on the open market.

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

                                             Comparison of
                                  Three Months          Six Months
                                    Ended June 30, 1997 and 1996
                                         Increases (Decreases)

Net sales                     $  2,653,182   1.6%  $ 12,118,970   3.8%

Cost of goods sold               4,375,761   3.1     12,657,698   4.7

Selling and
     delivery expenses           1,268,749  19.8      2,038,440  14.6

General and
     administrative expenses       858,270  15.2      1,266,543  11.2

Interest expense                    37,860   9.4        (45,973) (5.5)

Interest income                    777,581 209.8      1,535,731 253.9

Gain on sale of
     properties, net              (606,021)(83.0)      (593,277)(81.7)

Other income, net                  (10,196) (9.5)      (257,749)(57.4)

Income before income taxes and
     cumulative effect of
     accounting change          (3,726,094)(27.2)    (3,113,033)(15.7)

Income taxes                    (1,470,000)(29.4)    (1,319,000)(18.4)

Cumulative effect of accounting
     change for Company-owned
     life insurance policies             -     -     (2,293,983)    *

Net income                      (2,256,094)(26.0)    (4,088,016)(27.4)


* Not meaningful

NET SALES

Consolidated net sales for the quarter ended June 30, 1997 were $169,368,233 an increase of 1.6% over the $166,715,051 reported for the corresponding quarter last year. Net sales for the six months were $327,474,044 representing an increase of 3.8% over the $315,355,074 reported for the same period in 1996. The Company's vehicle segment, which includes the parts and supply group of companies, experienced net sales decreases of 1.1% and .1% for the quarter and six months, respectively. Recreational vehicle ("RV") sales were hampered during both periods by difficult and sometimes severe weather in several areas of the country. The Company's housing segment had a net sales increase for the 1997 quarter of 16.6% and 29.5% for the six months as a result of continued strong demand for the Company's modular housing products and increased capacity. While the RV segment was down slightly in the number of units sold and average sales price of units sold compared to the first six months of 1996, the housing segment was significantly up in the number of units sold and also up in the average sales price per unit.

COST OF GOODS SOLD

Cost of goods sold increased 3.1% or $4,375,761 for the three months and 4.7% or $12,657,698 for the six months ended June 30, 1997. The increase for both periods is higher than the increase in net sales. Gross margins were negatively affected in the RV group by the additional capacity added primarily for the production of larger travel trailers and fifth wheels.
This increase in capacity was not utilized to the extent anticipated as net sales, although a record, were below planned levels. The housing segment continued experiencing lower gross margins attributable to the expansion in North Carolina and the costs associated with implementing a seven day work week at the Indiana plant. Production volume is increasing in these two plants and gross margins are expected to improve.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include selling, delivery, general and administrative expenses, were 8.4% and 7.2% for the 1997 and 1996 quarter, respectively and 8.7% and 8.0% for the comparable six-month periods. Selling expenses, as a percentage of net sales, increased by .6% for the quarter and .5% for the six months, primarily due to increased dealer volume sales incentives attributable to significantly increased sales in the housing group. As a percentage of net sales, delivery expenses remained relatively unchanged. General and administrative expenses were 3.9% of net sales for the second quarter compared to 3.4% for the 1996 corresponding quarter and 3.8% of net sales for the six-month period compared to 3.6% for 1996.

INTEREST EXPENSE

Interest expense was $438,806 and $795,062 for the three and six-month periods in 1997 compared to $400,946 and $841,035 in the same periods last year. The six-month decrease was primarily the result of a larger increase in cash surrender value for the Company's investment in life insurance contracts in 1997 than in 1996. These life insurance contracts were purchased to fund obligations under deferred compensation agreements with executives and other key employees. The interest costs associated with deferred compensation obligations and with the borrowings against the cash value of the insurance policies are partially offset by the increases in cash surrender values.

INTEREST INCOME

Interest income increased $777,581 and $1,535,731 respectively, for the 1997 three and six-month periods. This is indicative of the amounts of cash and temporary cash investments in 1997 in comparison to 1996. Increases in cash and temporary cash investments were primarily generated from operating activities throughout 1997 and the sale of 2,070,000 shares of common stock in November 1996.

GAIN ON THE SALE OF PROPERTIES, NET

The net gain on the sale of properties for the second quarter of 1997 was $606,021 lower and for the six months was $593,277 lower than in the same periods in 1996. These variances are the result of the amount of gain recognized upon the disposition of various small properties. Assets are continually analyzed and every effort is made to sell or dispose of properties that are determined to be unproductive.

OTHER INCOME, NET

Other income, net, represents income of $97,273 for the second quarter and $191,050 for the six months compared to income of $107,469 and $448,799 for the 1996 second quarter and six months, respectively. The most significant variance for the six-months was due to the receipt of deferred compensation related life insurance proceeds during the 1996 period.

INCOME TAXES

For the second quarter ended June 30, 1997, the effective tax rate was 35.5% and a year-to-date rate of 35.0% compared with a 1996 second quarter and year-to-date effective tax rate of 36.6% and 36.2%, respectively. The Company's effective tax rate fluctuates based upon the states where sales incur, with the level of export sales and also with the amount of nontaxable income realized in each period.

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

OTHER MATTERS

In February 1997, Statement of Financial Accounting Standards No., 128, "Earnings Per Share" ("SFAS No. 128") was issued by the Financial Accounting Standards Board. The Company is required to adopt this pronouncement in its financial statements for the year ending December 31, 1997. SFAS No. 128 will require the Company to make a dual presentation of basic and diluted earnings per share on the face of its consolidated statements of income. The Company does not anticipate SFAS No. 128 will have a significant impact on the Company's consolidated statements of income. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" both of which the Company will be required to adopt in its financial statements for the year ending December 31, 1998. SFAS No. 130 will require the Company to report comprehensive income in its financial statements. Comprehensive income includes net income and certain transactions that are reported as a separate component of shareholders' equity. SFAS No. 131 specifies revised guidelines for determining operating segments and the type and level of information to be disclosed. The Company has not yet determined what changes in its disclosures, if any, will be required by SFAS No. 131.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains an unsecured committed line of credit, which totaled $30 million at June 30, 1997, to meet its seasonal working capital needs. At June 30, 1997, there were no borrowings against this line of credit. For the six months, the major source of cash was from operating activities. The significant items in this category were net income, depreciation and an increase in trade accounts payable. Increases in receivables were substantially offset by decreases in inventories. Investing activities reflected a net cash use of $5,842,864. The principal use of cash in investing activities was the acquisition of property and equipment. This investment included the acquisition of a new recreational vehicle manufacturing facility in Indiana. The negative cash flow from financing activities was primarily for cash dividends and repayment of long-term debt.

At June 30, 1997, working capital increased to $128.7 million from $125.4 million at December 31, 1996. The $14.2 million increase in current assets at June 30, 1997 versus December 31, 1996, was primarily due to increased cash and receivables. The $10.9 million increase in current liabilities was substantially due to increased trade accounts payable and accrued insurance.

                     PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     a) The annual meeting of the shareholders of Coachmen Industries, Inc. was held on May 1, 1997.

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

     c) The tabulation of votes for each Director nominee was as follows:

                                           For         Withheld
         Election of Directors:
            Thomas H. Corson           15,184,995       283,538
            Keith D. Corson            15,184,095       284,438
            Gary L. Groom              15,190,095       278,438
            Claire C. Skinner          15,184,545       283,988
            Philip C. Barker           15,188,950       279,583
            R. James Harring           15,187,050       281,433
            William P. Johnson         15,189,895       278,638
            Philip G. Lux              15,189,450       279,083
            William G. Milliken        15,184,545       282,474

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

             Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

             None

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COACHMEN INDUSTRIES, INC.
                                             (Registrant)



                                    S/S:    GARY L. GROOM
Date: August 11, 1997               _______________________________
                                    Gary L. Groom, Executive Vice
                                    President - Finance (Principal
                                    Financial Officer)

                                    S/S:   WILLIAM M. ANGELO
Date: August 11, 1997               _______________________________
                                    William M. Angelo, Corporate
                                    Controller (Principal Accounting
                                    Officer)