Form 10-Q
period 1997-09-30
COACHMEN INDUSTRIES INC
filed 1997-11-12
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           Form 10-Q

(MARK ONE)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

    At October 31, 1997:

    Common Shares, without par value 17,273,075 shares outstanding with an equivalent number of common share purchase rights.

                       COACHMEN INDUSTRIES, INC.
                                INDEX
                                                              Page No.
PART I.  FINANCIAL INFORMATION

    Financial Statements:

       Condensed Consolidated Balance Sheets-
       September 30, 1997 and December 31, 1996.................3-4

       Condensed Consolidated Statements of Income-
       Three and Nine Months Ended September 30, 1997 and 1996...5

       Condensed Consolidated Statements of Cash Flows-
       Nine Months Ended September 30, 1997 and 1996.............6

       Notes to Condensed Consolidated Financial Statements.....7-8

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations.........................9-13

PART II.  OTHER INFORMATION......................................14

    Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES.......................................................15

                      COACHMEN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                            SEPTEMBER 30,  DECEMBER 31,
                                                 1997          1996

ASSETS
CURRENT ASSETS
  Cash and temporary cash investments        $ 89,070,513   $66,448,901
  Certificate of deposit                              -         500,000
  Trade receivables, less allowance for
   doubtful receivables 1997 - $1,477,000
   and 1996 - $919,000                         35,446,180    20,575,048
  Other receivables                             2,173,022     2,103,168
  Refundable income taxes                             -       1,865,000
  Inventories                                  59,634,848    68,311,038
  Prepaid expenses and other                    1,927,508       930,244
  Deferred income taxes                         3,180,000     3,180,000

    Total current assets                      191,432,071   163,913,399

PROPERTY AND EQUIPMENT, at cost
  Land and improvements                         8,981,865     6,640,920
  Buildings and improvements                   38,908,218    33,516,736
  Machinery and equipment                      16,488,384    14,563,955
  Transportation equipment                     10,800,644     9,619,667
  Office furniture and fixtures                 5,720,664     4,830,577

    Total property and equipment, at cost      80,899,775    69,171,855

  Less, Accumulated depreciation               33,916,703    29,314,413

    Net property and equipment                 46,983,072    39,857,442

OTHER ASSETS
  Real estate held for sale                     4,128,025     4,902,105
  Rental properties                             2,018,977     2,530,608
  Intangibles, less accumulated amortization
   1997 - $482,513 and 1996 - $380,363          4,961,763     5,063,913
  Deferred income taxes                           600,000       600,000
  Other                                        10,922,465    10,580,105

     Total other assets                        22,631,230    23,676,731

TOTAL ASSETS                                 $261,046,373  $227,447,572

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS (CONT'D)

                                            SEPTEMBER 30,  DECEMBER 31,
                                                 1997          1996

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt       $  2,264,661    $2,278,519
  Accounts payable, trade                      29,578,326    14,532,948
  Accrued wages, salaries and commissions       5,898,822     4,410,925
  Accrued dealer incentives                     2,547,739     3,064,437
  Accrued warranty expense                      5,576,782     4,460,137
  Accrued income taxes                          1,748,974       628,051
  Accrued insurance                             3,845,404     3,697,709
  Other accrued liabilities                     6,326,901     5,449,270

    Total current liabilities                  57,787,609    38,521,996

LONG-TERM DEBT                                 13,027,025    14,841,262

OTHER                                           6,649,897     6,428,373

    Total liabilities                          77,464,531    59,791,631

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000,000 shares; issued 1997 - 20,633,144
   shares and 1996 - 20,527,644 shares         87,077,768    86,248,042
  Additional paid-in capital                    2,357,622     2,313,743
  Retained earnings                           110,527,417    94,670,593

                                              199,962,807   183,232,378

  Less, Cost of shares reacquired for the
   treasury 1997 - 3,387,667 shares and
   1996 - 3,340,996 shares                     16,380,965    15,576,437

    Total shareholders' equity                183,581,842   167,655,941

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $261,046,373  $227,447,572

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                 THREE MONTHS               NINE MONTHS
                              ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                               1997         1996         1997         1996

Net sales                  $174,885,358 $154,244,238 $502,359,402 $469,599,312

Cost of goods sold          148,461,929  130,087,358  432,361,204  401,328,935

    Gross profit             26,423,429   24,156,880   69,998,198   68,270,377

Operating expenses:
  Selling and delivery        8,102,059    6,572,380   24,113,819   20,545,700
  General and administrative  7,472,979    4,888,141   20,003,278   16,151,897

    Total operating expenses 15,575,038   11,460,521   44,117,097   36,697,597

    Operating income         10,848,391   12,696,359   25,881,101   31,572,780

Nonoperating income (expense):
  Interest expense             (369,581)    (398,520)  (1,164,643)  (1,239,555)
  Interest income             1,048,145      374,114    3,188,818      979,056
  Gain (loss) on sale of
    properties, net             (87,913)       1,979       45,379      728,548
  Other income, net             361,210      509,631      552,260      958,430

    Total nonoperating income   951,861      487,204    2,621,814    1,426,479

    Income before income taxes
      and cumulative effect of
      accounting change      11,800,252   13,183,563   28,502,915   32,999,259

Income taxes                  4,207,000    4,851,000   10,061,000   12,024,000

    Income before cumulative
      effect of accounting
      change                  7,593,252    8,332,563   18,441,915   20,975,259

Cumulative effect of accounting
  change for Company-owned life
  insurance policies                -            -            -      2,293,983

    Net income             $  7,593,252 $  8,332,563 $ 18,441,915 $ 23,269,242

Earnings per common share:
    Income before cumulative
      effect of accounting
      change               $        .44 $        .55 $       1.07 $       1.40

    Net income             $        .44 $        .55 $       1.07 $       1.55

Weighted average number of
 common shares outstanding   17,233,378   15,070,652   17,225,930   15,028,672

Cash dividends per
 common share              $        .05 $        .05 $        .15 $       .135

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    NINE MONTHS
                                                ENDED SEPTEMBER 30,
                                                 1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by operating
   activities                                $ 36,547,875  $22,764,705

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
   Sale of property and equipment, real
    estate held for sale and rental
    properties                                  1,213,142    1,380,557
  Certificate of deposit                          500,000          -
  Acquisitions of property and equipment      (11,193,626) (12,066,649)
  Proceeds from life insurance death benefit            -      171,770
  Other                                           (34,819)     466,562

    Net cash (used in) investing
     activities                                (9,515,303) (10,047,760)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of long-term debt                   (1,828,095)  (1,843,174)
  Proceeds from sale of common shares             829,726      988,115
  Purchases of common shares for treasury        (827,500)         -
  Cash dividends paid                          (2,585,091)  (2,029,605)

    Net cash (used in) financing activities    (4,410,960)  (2,884,664)

Increase in cash and temporary
    cash investments                           22,621,612    9,832,281

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of period                          66,448,901   17,020,744
  End of period                              $ 89,070,513 $ 26,853,025

The accompanying notes are part of the condensed consolidated financial statements.

                   COACHMEN INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet data as of December 31, 1996 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair statement of the interim periods reported. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3.  Inventories consist of the following:

                                 September 30,          December 31,
                                     1997                  1996

    Raw material                 $ 20,504,359          $ 20,951,906
    Work-in-process                 9,252,700             6,467,066
    Finished goods                 29,877,789            40,892,066

    Total                        $ 59,634,848          $ 68,311,038

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

6. The Company was contingently liable at September 30, 1997 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. The Company is involved in various legal proceedings which are ordinary litigations incidental to the industry and which are covered in whole or in part by insurance. Management believes that any liability which may result from these proceedings will not be significant.

7. On May 1, 1997 the Board of Directors authorized the repurchase of up to one million shares of the Company's outstanding common stock. Shares may be purchased from time to time, depending on market conditions and other factors, on the open market or through privately negotiated transactions at the then prevailing market prices. During the second quarter of 1997, the Company repurchased 50,000 shares of its common stock on the open market. There were no purchases of common stock by the Company during the third quarter of 1997.

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

                                             Comparison of
                                  Three Months          Nine Months
                                  Ended September 30, 1997 and 1996
                                         Increases (Decreases)

Net sales                     $ 20,641,120  13.4%  $ 32,760,090   7.0%

Cost of goods sold              18,374,571  14.1     31,032,269   7.7

Selling and
     delivery expenses           1,529,679  23.3      3,568,119  17.4

General and
     administrative expenses     2,584,838  52.9      3,851,381  23.8

Interest expense                   (28,939) (7.3)       (74,912) (6.0)

Interest income                    674,031 180.2      2,209,762 225.7

Gain (loss) on sale of
     properties, net               (89,892)  *         (683,169)(93.8)

Other income, net                 (148,421)(29.1)      (406,170)(42.4)

Income before income taxes and
     cumulative effect of
     accounting change          (1,383,311)(10.5)    (4,496,344)(13.6)

Income taxes                      (644,000)(13.3)    (1,963,000)(16.3)

Cumulative effect of accounting
     change for Company-owned
     life insurance policies           -      -      (2,293,983)    *

Net income                        (739,311) (8.9)    (4,827,327)(20.7)


* Not meaningful

NET SALES

Consolidated net sales for the quarter ended September 30, 1997 were $174,885,358 an increase of 13.4% over the $154,244,238 reported for the corresponding quarter last year. Net sales for the nine months were $502,359,402 representing an increase of 7.0% over the $469,599,312 reported for the same period in 1996. The Company's vehicle segment, which includes the parts and supply group of companies, experienced net sales increases of 16.3% and 5.0% for the quarter and nine months, respectively. Recreational vehicle ("RV") sales increased in the third quarter as dealers reacted very favorably to the introduction of 1998 models. RV sales for the nine months were hampered by difficult and sometimes severe weather in several areas of the country during the first and second quarters. The Company's housing segment had a net sales increase for the 1997 third quarter of 1.3% and 17.8% for the nine months. The smaller increase for the quarter was primarily the result of reduced production at the Company's largest housing operation to facilitate the implementation of a seven-day production schedule. While the RV segment was up in the number of units sold and down slightly in the average sales price of units sold compared to the first nine months of 1996, the housing segment was up in both the number of units sold and in the average sales price per unit.

COST OF GOODS SOLD

Cost of goods sold increased 14.1% or $18,374,571 for the three months and 7.7% or $31,032,269 for the nine months ended September 30, 1997. The increase for both periods is substantially in line with the increases in net sales. The slightly higher increase in the cost of goods sold than in the increase in net sales negatively affected gross margins in the RV group by the additional capacity added primarily for the production of larger travel trailers and fifth wheels. This increase in capacity was not utilized to the extent anticipated as net sales, although a record, were below planned levels. The housing segment also continued experiencing lower gross margins attributable to the expansion in North Carolina and the costs associated with implementing a seven-day work week at the Indiana plant. Production volume is increasing in these two plants and gross margins are expected to improve.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include selling, delivery, general and administrative expenses, were 8.9% and 7.4% for the 1997 and 1996 quarter, respectively, and 8.8% and 7.8% for the comparable nine-month periods. Selling expenses, as a percentage of net sales, increased by
 .3% for the quarter and .4% for the nine months, primarily due to increased dealer volume sales incentives attributable to increased sales in the housing group. As a percentage of net sales, delivery expenses remained relatively unchanged. General and administrative expenses were 4.3% of net sales for the third quarter compared to 3.2% for the 1996 corresponding quarter and 4.0% of net sales for the nine-month period compared to 3.4% for 1996. This increase for both periods is primarily the result of increasing the

Company's bad debt expense by approximately $1.5 million reflecting a slowdown in the overall van conversion industry. The Company's parts & supply group primarily supplies components to this industry. While the Company's own van conversion division experienced good performance, many companies in the industry are experiencing financial difficulties.

INTEREST EXPENSE

Interest expense was $369,581 and $1,164,643 for the three and nine-month periods in 1997 compared to $398,520 and $1,239,555 in the same periods last year. The nine-month decrease was primarily the result of a larger increase in cash surrender value for the Company's investment in life insurance contracts in 1997 than in 1996. These life insurance contracts were purchased to fund obligations under deferred compensation agreements with executives and other key employees. The interest costs associated with deferred compensation obligations and with the borrowings against the cash value of the insurance policies are partially offset by the increases in cash surrender values.

INTEREST INCOME

Interest income increased $674,031 and $2,209,762, respectively, for the 1997 three and nine-month periods. This is indicative of the amounts of cash and temporary cash investments in 1997 in comparison to 1996. Increases in cash and temporary cash investments were primarily generated from operating activities throughout 1997 and the sale of 2,070,000 shares of common stock in November 1996.

GAIN (LOSS) ON THE SALE OF PROPERTIES, NET

The net gain (loss) on the sale of properties for the third quarter of 1997 represented a loss of $87,913 and for the nine months a gain of $45,379. For the same periods in 1996, there was a gain of $1,979 and $728,548, respectively. Variances in each period reflect the result of the amount of gain or loss recognized upon the disposition of various properties. Assets are continually analyzed and every effort is made to sell or dispose of properties that are determined to be unproductive.

OTHER INCOME, NET

Other income, net, represents income of $361,210 for the third quarter and $552,260 for the nine months compared to income of $509,631 and $958,430 for the 1996 third quarter and nine months, respectively. The most significant variance for the nine-months was due to the receipt of deferred compensation related life insurance proceeds during the 1996 period.

INCOME TAXES

For the third quarter ended September 30, 1997, the effective tax rate was 35.7% and a year-to-date rate of 35.3% compared with a 1996 third quarter and year-to-date effective tax rate of 36.8% and 36.4%, respectively. The Company's effective tax rate fluctuates based upon the states where sales occur, with the level of export sales and also with the amount of nontaxable income realized in each period.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR
   COMPANY-OWNED LIFE INSURANCE POLICIES

See Note 4 of Notes to Condensed Consolidated Financial Statements on page 7 herein.

FORWARD LOOKING STATEMENTS

Some matters set forth herein are forward looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the availability of gasoline, which can impact sales of recreational vehicles, availability of chassis, which are used in the production of many of the Company's recreational vehicle products, interest rates, which affect the affordability of the Company's products, and also on the state of the recreational vehicle and modular housing industries in the United States. Other factors affecting forward looking statements include competition in these industries and the Company's ability to maintain or increase gross margins which are critical to profitability whether there are or are not increased sales. At times, the Company's actual performance differs materially from its projections and estimates regarding the economy, the recreational vehicle and housing industries and other key performance indicators. The Company's actual results could vary significantly from the performance projected in the forward looking statements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains an unsecured committed line of credit, which totaled $30 million at September 30, 1997, to meet its seasonal working capital needs. At September 30, 1997, there were no borrowings against this line of credit. For the nine months, the major source of cash was from operating activities. The significant items in this category were net income, depreciation and a decrease in inventories. Increases in receivables were substantially offset by increases in trade accounts payable. Investing activities reflected a net cash use of $9,515,303. The principal use of cash in investing activities was the acquisition of property and equipment. This investment included the acquisition of a new recreational vehicle manufacturing facility in Indiana. The negative cash flow from financing activities was primarily for cash dividends and repayment of long-term debt.

At September 30, 1997, working capital increased to $133.6 million from $125.4 million at December 31, 1996. The $8.2 million increase in current assets at September 30, 1997 versus December 31, 1996, was primarily due to increased cash and receivables. The $19.3 million increase in current liabilities was substantially due to increased trade accounts payable.

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

                                       COACHMEN INDUSTRIES, INC.
                                             (Registrant)

Date: November 12, 1997             S/S:   GARY L. GROOM
                                    _______________________________
                                    Gary L. Groom, Executive Vice
                                    President - Finance (Principal
                                    Financial Officer)

Date: November 12, 1997             S/S:   WILLIAM M. ANGELO
                                    _______________________________
                                    William M. Angelo, Corporate
                                    Controller (Principal Accounting
                                    Officer)