Form 10-K
period 1997-12-31
COACHMEN INDUSTRIES INC
filed 1998-03-27
CIK 21212

FORM 10-K

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997.
                                   OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
     For the transition period from _____ to _____.

     Commission file number 1-7160

                      COACHMEN INDUSTRIES, INC.
              (Exact name of registrant as specified in its charter)

            Indiana                               35-1101097
    (State of incorporation             (IRSEmployer Identification No.)
        or organization)

             601 E. Beardsley Ave., Elkhart, Indiana  46514
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes _ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment hereto. X

While it is difficult to determine the number of shares owned by non-affiliates (within the meaning of such term under the applicable regulations of the Securities and Exchange Commission), the registrant estimates that the aggregate market value of the registrant's Common Stock on March 17, 1998 held by non-affiliates was $441.27 million (based upon the closing price on the New York Stock Exchange and an estimate that 90.5% of such shares are owned by non-affiliates).

As of March 17, 1998, 17,375,188 shares of the registrant's Common Stock were outstanding.

                Documents Incorporated by Reference

                                        Parts of Form 10-K into which
            Document                    the Document is Incorporated

Portions of the Proxy Statement for
the Annual Meeting of Shareholders
to be held on April 30, 1998                       Part III

This Report contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include, but are not limited to statements related to the availability of gasoline, which can impact sales of recreational vehicles; availability of chassis, which are used in the production of many of the Company's recreational vehicle products; interest rates, which affect the affordability of the Company's products; and also on the state of the recreational vehicle and modular housing industries in the United States. Other factors affecting forward-looking statements include competition in these industries and the Company's ability to maintain or increase gross margins which are critical to the profitability whether there are or are not increased sales; and the Company's ability to make its software compliant with the year 2000. At times, the Company's actual performance differs materially from its projections and estimates regarding the economy, the recreational vehicle and housing industries and other key performance indicators. Readers of this Report are cautioned that reliance on any forward-looking statements involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

                                 Part I.

Item 1.  Business

Coachmen Industries, Inc. (the "Company" or the "Registrant") was incorporated under the laws of the State of Indiana on December 31, 1964, as the successor to a proprietorship established earlier that year. All references to the Company include its wholly owned subsidiaries and divisions.

The Company is one of the largest full-line producers of recreational vehicles ("RVs") and is the largest builder of modular homes in the country. The Company's RVs are marketed under various brand names including Coachmen, Shasta, and Viking through approximately 1,300 independent dealers located in 49 states and internationally and through nine Company-owned dealerships. Modular homes are manufactured by the Company's All American Homes operation which sells homes through approximately 300 builder/dealers.

The Company maintains approximately 61 trademarks, which are up for renewal from 1998 through 2011, and approximately 3 patents due to expire between 2001 and 2006. There are no material licenses, franchises, or concessions and no material foreign operations.

The Company operates primarily in two business segments, vehicles and housing. The vehicle segment consists of the manufacture and distribution of class A and class C motorhomes, travel trailers, fifth wheel trailers, camping trailers, truck campers, van campers, van and truck conversions and related parts and supplies. The housing segment consists of factory produced modular homes.

The table below sets forth the composition of the Company's net sales for each of the last three years (dollar amounts in thousands):

                            1997          1996          1995
                        Amount    %   Amount    %   Amount    %
   Vehicles:
    Motorhomes         $346,435  52  $327,802  54  $279,917  54
    Travel Trailers     134,045  20   119,268  20   102,229  20
    Camping Trailers     22,527   4    19,013   3    12,728   2
    Truck Campers         4,593   1     2,306   1     3,748   1
    Parts and Supplies   39,941   6    39,327   6    33,991   7

     Total Vehicles     547,541  83   507,716  84   432,613  84

   Housing              114,050  17    98,758  16    83,249  16

     Total             $661,591 100  $606,474 100  $515,862 100

   Note: See Note 3 of Notes to Consolidated Financial Statements regarding segment information on page 27.

Vehicles Segment

The Vehicles Segment consists of two groups of businesses, recreational vehicles and parts and supplies. The RV group is comprised of five divisions: Coachmen Recreational Vehicle Company, Georgie Boy Mfg., Inc., Shasta Industries, Coachmen Automotive and Viking Recreational Vehicles, Inc. Recreational vehicles are either driven or towed and serve as temporary living quarters for camping, travel and other leisure activities. Recreational vehicles may be categorized as motorhomes, travel trailers, camping trailers or truck campers. A motorhome is a self-powered mobile dwelling built on a special heavy duty chassis. A travel trailer is a mobile dwelling designed to be towed behind another vehicle. Camping trailers are smaller towed units constructed with sidewalls that may be raised up and foldedout. Truck campers are designed to be mounted on the bed of a pickup truck.

The Company's principal brand names for its recreational vehicles are Coachmen, Sportscoach, Shasta, Viking, Travelmaster, Cruise Air, Encounter, Cruise Master, Swinger, Pursuit, Custom Swinger, Dearborn, Jimmy, Greenbriar and Saratoga. Other brand names the Company has protected and used and anticipates using in the future include Normandy, Cross Country, Pathfinder and Frolic.

The Parts and Supply Group is composed of Viking Formed Products and The Lux Company, Inc. which provide a variety of products to the recreational vehicle and automotive industries, as well as other industries. Viking Formed Products is a diversified manufacturer of fiberglass and thermoplastic parts, including fiberglass van camper tops, raised roofs for van conversions and ground effects produced at its Prodesign operations. Additional products produced include plastic and fiberglass flared fenders, running boards and lower front and rear moldings. The Lux Company, Inc. manufactures seating products for the RV, office and healthcare industries. The largest portion of Lux's sales are in the RV seating category, including sofa beds, convertible pit groups, swivel chairs and ergonomic pilot seats. Lux also manufactures managerial, conference, guest and high-back executive chairs. Lux healthcare products encompass end-opening sofas and task chairs for laboratory and emergency care workers.

In January 1995, the Company acquired all of the issued and outstanding capital stock of Georgie Boy Mfg., Inc., the nation's third largest manufacturer of class A motorhomes. All manufacturing facilities for Georgie Boy are located in Edwardsburg, Michigan. (See Note 10 of Notes to
Consolidated Financial Statements on page 35 regarding acquisition information.)

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

Most dealers' purchases of RVs from the Company are financed through "floor plan" arrangements. Under these arrangements, a bank or other financial institution agrees to lend the dealer all or most of the purchase price of its RV inventory, collateralized by a lien on such inventory. The Company generally executes repurchase agreements at the request of the financing institution. These agreements provide that, for up to twelve months after a unit is financed, the Company will repurchase a unit which has been repossessed by the financing institution for the amount then due to the financing institution, which is usually less than 100% of the dealer's cost. Risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. (See Note 11 of Notes to Consolidated Financial Statements on page 36.) In addition, the Company guarantees certain obligations of some dealers to a financial institution for purchases of the Company's products.
The Company's annual aggregate obligations under this arrangement are limited to 2% of the average annual outstanding floor plan obligations to the financial institution which currently approximate $32 million. Over the past three years, the Company has not reported any significant losses from the repurchase agreements or the guarantee arrangement. The Company does not finance retail consumer purchases of its products, nor does it generally guarantee consumer financing.

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

Recreational vehicles, the largest portion of the Company's business, generally compete in the lower to mid-price range markets. The Company believes it is a leader in the RV industry in its focus on quality. A quality product and a strong commitment to competitive pricing are emphasized by the Company in the markets it serves. The Company estimates that its current share of the recreational vehicle market is in excess of nine percent.

The Company continues to recognize its obligations to protect the environment insofar as its operations are concerned. To date, the Company has not experienced any material adverse effect from existing federal, state, or local environmental regulations.

Employees

At December 31, 1997, Coachmen employed 4,274 persons, of whom 787 were employed in office and administrative capacities. The Company provides group life, dental, hospitalization, and major medical plans under which the employee pays a portion of the cost. In addition, employees can participate in a stock purchase plan and certain employees can participate in a stock option plan. The Company considers its relations with employees to be good.

Research and Development

During 1997, the Company spent approximately $3,521,000 on research related to the development of new products and improvement of existing products. The amounts spent in 1996 and 1995 were approximately $2,721,000 and $2,240,000, respectively.

Item 2. Properties

The Registrant owns or leases 2,911,290 square feet of plant and office space, located on 1,214 acres, of which 1,998,184 square feet are used for manufacturing, 253,365 square feet are used for warehousing and distribution, 46,024 square feet are used for research and development, 69,644 square feet are used for customer service and 159,436 square feet are offices. 146,054 square feet are leased to others and 238,583 square feet are available for sale or lease. The Registrant believes that its present facilities, consisting primarily of steel clad, steel frame or wood frame construction and the machinery and equipment contained therein, are well maintained and in good condition.

The following table indicates the location, number and size of the Registrant's properties by segment as of December 31, 1997:

                                                  No. of     Building Area
             Location                   Acreage  Buildings     (Sq. Ft.)

Properties Owned and Used by Registrant:

  Vehicles

     Elkhart, Indiana                      88        16         455,713
     Middlebury, Indiana                  543        33         755,213
     Fitzgerald, Georgia                   17         3          67,070
     Centreville, Michigan                105         4          84,865
     Edwardsburg, Michigan                 83        12         303,254
     Colfax, North Carolina                 4         2          14,000
     Grants Pass, Oregon                   24         1          62,563
     Marietta, Georgia                      5         1          12,600

          Subtotal                        869        72       1,755,278

  Housing

     Decatur, Indiana                      43         4         286,500
     Dyersville, Iowa                      20         1         111,625
     Springfield, Tennessee                45         1         131,453
     Rutherfordton, North Carolina         38         1         131,497
     Zanesville, Ohio                      23         -               -

          Subtotal                        169         7         661,075

          Total owned                   1,038        79       2,416,353

Properties Leased and Used by Registrant:

  Vehicles

     Elkhart, Indiana                       2         1          8,000
     Goshen, Indiana                       18         1         80,000
     Banning, California                    3         1          2,700
     Ft. Myers, Florida                     3         1         10,400
     Mt. Morris, Michigan                   8         1          9,200
     Grants Pass, Oregon                    9         -              -

          Subtotal                         43         5        110,300

Properties Owned by Registrant and Leased to Others:

  Vehicles

     Winter Garden, Florida                 5         1         42,176
     Lake Park, Georgia                     8         1         11,720
     Crooksville, Ohio                     10         2         39,310
     Grapevine, Texas                       5         4         52,848

          Subtotal                         28         8        146,054

Properties Owned by Registrant and Available for Sale or Lease:

  Vehicles

     Perris, California                    15         -              -
     Grapevine, Texas                       4         -              -
     Longview, Texas                       19         -              -

  Housing

     Ellenboro, North Carolina             24         3         80,300
     Montezuma, Georgia                    43         2        158,283

          Subtotal                        105         5        238,583

          Total                         1,214        97      2,911,290

Item 3.  Legal Proceedings

From time to time, the Company is involved in certain litigation arising out of its operations in the normal course of business. The Company believes that there are no claims or litigation pending, the outcome of which will have a material adverse effect on the financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the quarter ended December 31, 1997 to a vote of security holders.

Executive Officers of the Registrant

The following table sets forth the executive officers of the Company, as of December 31, 1997:

       Name                         Position


  *Claire C. Skinner....Chairman of the Board and Chief Executive Officer

  *Keith D. Corson......President and Chief Operating Officer and Director

  *Gary L. Groom........Executive Vice President, Finance, Secretary and
                        Director

  *Gene E. Stout........Executive Vice President, Corporate Development

  * Member of Finance Committee


Claire C. Skinner (age 43) has served as Chairman of the Board and Chief Executive Officer since August 1997. Before that, Vice Chairman of the Company since May 1995, and served as Executive Vice President from 1990 to 1995. From 1987 through July 1997, Ms. Skinner served as the President of Coachmen RV, the Company's largest division. Prior to that, she held several management positions in operations and marketing since 1983.

Keith D. Corson (age 62) has served as President and Chief Operating Officer of the Company since November 1991. From June 1991 to November 1991 he served in the position of Office of the President after rejoining the Company. Mr. Corson was owner and President of Koszegi Products, a soft case manufacturer for the eight years prior to June 1991. He was a co-founder of the Company in 1964, and served in several senior management positions from 1964 until 1982, including President of the Company from 1978 until 1982.

Gary L. Groom (age 52) has served as Executive Vice President, Finance and Secretary of the Company since May 1983 and served as Senior Vice President, Finance and Secretary from 1980 to 1983. He was Corporate Controller from 1975 through 1980. From 1972 to 1975 he was Assistant Controller.

Gene E. Stout (age 64) has served as Executive Vice President, Corporate Development of the Company since May 1983. From April 1982 to May 1983 he was Senior Vice President Corporate Planning and Industry Relations. Between 1971 and 1982 he held various management positions with the Company.

                                Part II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters

The following table discloses the high and low closing prices for Coachmen's common stock during the past two years as reported on the New York Stock Exchange, along with information on dividends paid per share during the same periods.

                        High & Low Closing Prices          Dividends Paid
                         1997               1996          1997        1996

1st Quarter      $29.875  - $18.25    $13.875  -$ 9.4375  $.05        $.035

2nd Quarter       19.625  -  15.50     19.5625 - 12.875    .05         .05

3rd Quarter       19.625  -  16.625    26.75   - 15.375    .05         .05

4th Quarter       22.625  -  19.00     29.00   - 24.125    .05         .05

The Company's common stock is traded on the New York Stock Exchange. The number of shareholders of record as of January 31, 1998 was 1,674.

Item 6.  Selected Financial Data

                         Five-Year Summary of Selected Financial Data
                                   -Year Ended December 31-

                   1997         1996         1995         1994         1993

Net sales     $661,591,185 $606,474,128 $515,862,065 $394,023,774 $329,511,226

Net income      24,762,624   29,630,813*  17,549,400   14,784,094   12,695,727

Net income per share
 Basic                1.44         1.94*        1.18         1.00          .87
 Diluted              1.42         1.91*        1.17         1.00          .86

Cash dividends
 per share             .20         .185          .14          .12         .095

At year end:

 Total assets  259,062,026  227,447,572  150,248,757  125,021,282   94,736,482

 Long-term debt 12,591,144   14,841,262   12,117,756    7,023,394    3,749,950

*Net income and net income per share for 1996 includes $2,293,893 and $.15, respectively, for the cumulative effect of an accounting change (see Note 2 of Notes to Consolidated Financial Statements).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements.

OVERVIEW

The Company was founded in 1964 as a manufacturer of RVs and began manufacturing modular homes in 1982. Since that time, the Company has evolved into a market leader in both business segments through a combination of internal growth and strategic acquisitions. As part of its continuing effort to focus on its core business, the Company acquired in January 1995 the third largest class A motorhome producer, Georgie Boy Mfg., Inc., which more than doubled the Company's market share in this sector of the motorized RV market.

The Company's new plant openings have been an important component of its internal growth strategy. In May 1995, the Company opened a new modular housing plant in Tennessee. In addition, the Company further expanded its modular housing production capacity with the late 1996 construction of a new facility for the North Carolina housing operation and in late 1997 started construction of a new housing plant in Ohio. The anticipated completion date for the new facility in Ohio is June 1998. In March 1996, the Company increased its RV production capacity by opening a new fifth wheel and conventional travel trailer plant in

Oregon. Additional travel trailer plants in Indiana also became operational in December 1996 and May 1997 to capitalize on the growing market share of the value-priced travel trailer segment of the RV business.

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

RESULTS OF OPERATIONS
Comparison of 1997 to 1996

Consolidated net sales for 1997 were $661.6 million, an increase of 9.1% over the $606.5 million reported in 1996. The Company's vehicle segment, which includes the parts and supply businesses, experienced a sales increase of 7.8%, while the modular housing segment of the Company's business increased by 15.5%. Sales increases in the vehicle segment reflect continued market share gains in all product categories. The increased capacity in the Company's housing segment also resulted in continued sales growth, as well as, gains in market share. The Company's RV and housing segments experienced increases in both the number of units sold and the average sales price per unit. Historically, the Company's first and fourth quarters are the slowest for sales in both segments. See Note 13 of Notes to Consolidated Financial Statements for unaudited interim financial information.

Gross profit for the year increased to $92.8 million, or 14.0% of net sales, from $88.5 million, or 14.6% of net sales in 1996. The increase in gross profit for 1997 was primarily attributable to the increase in net sales. The decrease in the gross profit percentage represents lower gross margins associated with the housing segment from the Tennessee plant opening and the North Carolina expansion, as well as, implementation of a seven-day workweek at our largest housing operation in Indiana. As these plants better utilize their increased capacity, inefficiencies should be reduced and eventually eliminated.

Operating expenses, which include selling, delivery, general and administrative expenses, were $57.5 million or 8.7% of net sales in 1997 compared with $48.8 million or 8.1% of net sales in 1996. Selling and delivery expenses were $31.6 million, or 4.8% of net sales, in 1997 compared with $27.7 million, or 4.6% in 1996. The slight increase in selling expense is primarily due to increased dealer volume sales incentives attributable to increased sales in the housing segment. As a percentage of net sales, delivery expenses remained relatively unchanged. General and administrative expenses were $25.9 million or 3.9% of net sales in 1997 compared with $21.1 million or 3.5% of net sales in 1996. General and administrative expenses were adversely impacted by a $1.5 million increase in the bad debt expense reflecting the downturn in the overall van conversion industry. The Company's Parts & Supply Group primarily supplies components to this industry. While the Company's own van conversion division experienced a good performance during the year, many companies in the industry experienced financial difficulties.

Operating income was $35.3 million in 1997 compared with $39.7 million in 1996, a decrease of 11.1%. This decrease is consistent with the overall increase in gross profit of $4.2 million and increase in operating expenses of $8.7 million. The Company's vehicle segment produced operating income of $26.7 million, or 4.9% of vehicle net sales, compared with operating income of $29.9 million, or 5.9% of vehicle net sales in 1996. The modular housing segment generated operating income of $9.7 million in both 1997 and 1996, or 8.5% and 9.8%, respectively, of housing net sales.

Interest expense increased in 1997 to $2.5 million from $1.6 million in 1996. Interest income increased to $5.0 million in 1997 from $1.6 million in 1996. The increase in interest expense is substantially due to the settlement of examinations by the Internal Revenue Service during the year, and this increase was mostly offset with an increase in interest income from the favorable settlement of open state income tax examinations. The balance of the increase in interest income is basically due to increased cash and short-term investments which were generated by operating activities throughout 1997 and the sale of 2,070,000 shares of common stock in November 1996.

The net gain on the sales of properties decreased to $137,000 in 1997 from $726,000 in 1996. The variance reflects the result of the amount of gain or loss recognized upon the disposition of various small properties. Assets are continually analyzed and every effort is made to sell or dispose of properties that are determined to be unproductive.

The 1997 provision for income taxes was $14.1 million for both 1997 and 1996, represented an effective tax rate of 36.2%, and 34.1%, respectively. The lower effective rate in 1996 was due to the reversals of federal and state income tax accruals of $250,000 and $550,000, respectively, resulting from favorable settlements of tax examinations.

Net income for the year ended December 31, 1997 was $24.8 million compared to $29.6 million for the prior year. The prior year includes the $2.3 million cumulative effect of an accounting change for Company-owned life insurance. See Note 2 of Notes to Consolidated Financial Statements.

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

Gross profit was $88.5 million and was 14.6% of net sales in 1996 compared to $71.2 million and 13.8% reported for 1995. The increase in gross profit for 1996 was primarily due to the increase in net sales. The increase in the gross profit percentage represented the spreading of fixed costs over higher production volume. The housing segment experienced lower gross margins due to the North Carolina expansion and the Tennessee plant opening.

Operating expenses, consisting of selling, delivery, general and administrative expenses, were $48.8 million and $44.6 million, or as a percentage of net sales, 8.1% and 8.6% for 1996 and 1995, respectively. Selling expenses for 1996 decreased .4% as a percentage of net sales, primarily as a result of increased demand for the Company's products. As a percentage of net sales, delivery expenses remained relatively unchanged. General and administrative expenses were $21.1 million or 3.5% of net sales compared with $19.0 million and 3.7% in 1995 and decreased as a percentage of sales due to the increase in net sales. The increase in general and administrative expenses during 1996 in absolute dollars was principally the result of increased administrative requirements and related salaries and payroll taxes associated with the Company's growth.

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

The gain on sale of properties decreased to $726,000 for 1996 from $793,000 for 1995. This small variance is the result of the amount of gain recognized upon the disposition of various small properties.

Other income, net, represents income of $1.0 million for 1996 compared to income of $2.3 million for 1995. The 1996 income was primarily from a final determination of insurance proceeds from assets destroyed in a fire that consumed the Company's Prodesign production facility in August 1995 and interest participation in finance company transactions. The 1995 income was primarily from the Prodesign fire. See Note 12 of Notes to Consolidated Financial Statements.

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

Net income for 1996 was $29.6 million compared to $17.5 million in 1995, which included $2.3 million for the cumulative effect of an accounting change for Company-owned life insurance. See Note 2 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

The Company generally relies on funds from operations as its primary source of working capital and liquidity. In addition, the Company maintains an unsecured committed line of credit, which totaled $30 million at December 31, 1997, to meet its seasonal working capital needs. There were no borrowings against this line of credit during 1997, 1996 and 1995. The Company's operating activities have been a principal source of cash flows in each of the last three years. Operating cash flows were $36.7 million, $15.3 million and $13.2 million for 1997, 1996 and 1995, respectively. For each of these years, net income, adjusted by certain noncash items such as depreciation, was a significant factor in generating operating cash flows. In 1997, an increase in accounts payable and other current liabilities was basically offset by increases in receivables. In 1996, net income was utilized to fund the increased inventory levels associated with higher sales and production. Investing activities used cash of $27.1 million, $15.7 million and $11.7 million in 1997, 1996 and 1995, respectively. In 1997, the acquisition of short-term investments of $52.1 million was partially offset by the sale of short-term investments of $36.5 million. Otherwise the principal use of cash for investing activities in each of the last three years has been property, plant and equipment acquisitions. Major capital expenditures during 1997 were acquisitions of production facilities for the RV segment, including properties previously leased, and initiating the construction of a new facility in Ohio for the housing segment. Major capital expenditures during 1996 included, the North Carolina expansion (financed in part by a $5.0 million industrial revenue bond) and the Oregon plant opening. Significant capital expenditures in 1995 were primarily associated with the Tennessee plant opening. During 1997, financing cash flows basically consisted of payments of long-term debt, dividends and the purchases of common shares for the treasury. These negative cash flows were partially offset by the issuance of common shares under stock option and stock purchase plans.
Financing cash flows for 1996 included $48 million of proceeds from a public sale of the Company's common shares and $5 million of proceeds from the industrial revenue bond mentioned above. For a more detailed analysis of the Company's cash flows for each of the last three years, see the Consolidated Statements of Cash Flows. The Company's cash and temporary cash investments at December 31, 1997 were $71.4 million, or an increase of $5.0 million over 1996. The Company anticipates that available funds, together with anticipated cash flows generated from future operations and amounts available under its line of credit will be sufficient to fund the Company's planned capital expenditures and other operating cash requirements through the end of 1998.

In 1997, working capital increased $14.9 million, from $125.4 million to $140.3 million. The $26.0 million increase in current assets at December 31, 1997 versus December 31, 1996, was primarily due to the current year's profits, as well as, an increase in trade receivables. The $11.2 million increase in current liabilities is substantially due to increases in trade payables and other liabilities, principally warranty and income taxes.

Other Matters

The Company has determined that certain of its computer software was originally programmed using two digits rather than four to define the applicable year. As a result, this software may be unable to process transactions beyond December 31, 1999. The Company has undertaken to replace the affected software and has established a timetable for completion of not later than December 31, 1998. The total cost of the project, including hardware, software and training costs is estimated to be $2.5 million, of which $.5 million was incurred during 1997. Failure to successfully implement the new systems, or delays in the implementation could cause disruptions in operations, including, among other things, a temporary inability to process transactions, send invoices or pay vendors and employees.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Coachmen Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Coachmen Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coachmen Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 1996 the Company changed its method of accounting for its investments in life insurance contracts.

                                         COOPERS & LYBRAND L.L.P.
                                      -----------------------------
                                         COOPERS & LYBRAND L.L.P.

South Bend, Indiana
January 30, 1998

Coachmen Industries, Inc. And Subsidiaries

Consolidated Balance Sheets
as of December 31, 1997 and 1996

                      ASSETS
                                                 1997          1996

CURRENT ASSETS
  Cash and temporary cash investments        $ 71,427,918  $ 66,448,901
  Short-term investments                       15,852,718       500,000
  Trade receivables, less allowance for
   doubtful receivables 1997 - $1,354,000
   and 1996 - $919,000                         25,212,595    20,575,048
  Other receivables                             2,980,257     2,103,168
  Refundable income taxes                       1,761,000     1,865,000
  Inventories                                  68,416,006    68,311,038
  Prepaid expenses and other                    1,247,973       930,244
  Deferred income taxes                         3,040,000     3,180,000

    Total current assets                      189,938,467   163,913,399

PROPERTY AND EQUIPMENT, at cost
  Land and improvements                         9,041,817     6,640,920
  Buildings and improvements                   39,950,161    33,516,736
  Machinery and equipment                      16,874,788    14,563,955
  Transportation equipment                     10,159,168     9,619,667
  Office furniture and fixtures                 5,712,961     4,830,577

                                               81,738,895    69,171,855

  Less, Accumulated depreciation               35,137,268    29,314,413

                                               46,601,627    39,857,442

OTHER ASSETS
  Real estate held for sale                     4,188,063     4,902,105
  Rental properties                             2,000,218     2,530,608
  Intangibles, less accumulated amortization
   1997 - $516,469 and 1996 - $380,363          4,927,807     5,063,913
  Deferred income taxes                           569,000       600,000
  Other                                        10,836,844    10,580,105

                                               22,521,932    23,676,731

    TOTAL ASSETS                             $259,062,026  $227,447,572

The accompanying notes are a part of the consolidated financial statements.

      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 1997         1996

CURRENT LIABILITIES
  Current maturities of long-term debt       $  2,258,519  $ 2,278,519
  Accounts payable, trade                      22,818,303   14,532,948
  Accrued wages, salaries and commissions       4,876,790    4,410,925
  Accrued dealer incentives                     3,226,255    3,064,437
  Accrued warranty expense                      6,013,528    4,460,137
  Accrued income taxes                          1,529,543      628,051
  Accrued insurance                             2,319,518    3,697,709
  Other accrued liabilities                     6,633,762    5,449,270

    Total current liabilities                  49,676,218   38,521,996

LONG-TERM DEBT                                 12,591,144   14,841,262
OTHER                                           6,658,872    6,428,373

    Total liabilities                          68,926,234   59,791,631

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000,000 shares; issued 1997 - 20,689,214
   shares and 1996 - 20,527,644 shares         87,519,740   86,248,042
  Additional paid-in capital                    3,012,596    2,313,743
  Retained earnings                           115,984,289   94,670,593

                                              206,516,625  183,232,378

  Less, Cost of shares reacquired for the
   treasury 1997 - 3,387,648 shares and
   1996 - 3,340,996 shares                     16,380,833   15,576,437

    Total shareholders' equity                190,135,792  167,655,941

    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                   $259,062,026 $227,447,572

Coachmen Industries, Inc. And Subsidiaries

Consolidated Statements Of Income And Retained Earnings for the years ended December 31, 1997, 1996 and 1995

                                         1997          1996          1995

Net sales                            $661,591,185  $606,474,128  $515,862,065
Cost of goods sold                    568,836,172   517,966,127   444,626,666

    Gross profit                       92,755,013    88,508,001    71,235,399

Operating expenses:
  Selling and delivery                 31,605,666    27,719,131    25,593,164
  General and administrative           25,889,028    21,116,814    18,983,252

                                       57,494,694    48,835,945    44,576,416

    Operating income                   35,260,319    39,672,056    26,658,983

Nonoperating income (expense):
  Interest expense                     (2,544,021)   (1,572,092)   (3,141,763)
  Interest income                       4,975,360     1,615,442     1,306,148
  Gain on sale of properties, net         137,246       726,023       793,412
  Other, net                              996,720     1,041,401     2,340,620

                                        3,565,305     1,810,774     1,298,417
    Income before income taxes
      and cumulative effect
      of accounting change             38,825,624    41,482,830    27,957,400

Income taxes                           14,063,000    14,146,000    10,408,000

    Income before cumulative effect
      of accounting change             24,762,624    27,336,830    17,549,400

Cumulative effect of accounting
  change for Company-owned life
  insurance policies                            -     2,293,983             -

    Net income                         24,762,624    29,630,813    17,549,400

Retained earnings,
  beginning of the year                94,670,593    67,824,816    52,359,629

Cash dividends (per common share:
  1997 - $.20, 1996 - $.185 and
  1995 - $.14)                         (3,448,928)   (2,785,036)   (2,084,213)

Retained earnings, end of year       $115,984,289  $ 94,670,593  $ 67,824,816
Earnings per common share:
  Income before cumulative
    effect of accounting change:
    Basic                            $       1.44  $       1.79  $       1.18
    Diluted                                  1.42          1.76          1.17
  Net income:
    Basic                                    1.44          1.94          1.18
    Diluted                                  1.42          1.91          1.17

The accompanying notes are a part of the consolidated financial statements.

Coachmen Industries, Inc. And Subsidiaries

Consolidated Statements Of Cash Flows
for the years ended December 31, 1997, 1996 and 1995

                                         1997          1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                         $ 24,762,624  $ 29,630,813  $ 17,549,400
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation                      6,696,517     5,487,528     3,993,282
      Amortization of intangibles         136,106       135,592       136,620
      Provision for doubtful
        receivables, net                1,616,801       158,024       291,564
      Gain on sale of properties         (137,246)     (726,023)     (793,412)
      Gain on insurance settlement              -      (393,014)   (2,124,539)
      Cumulative effect of
        accounting change                       -    (2,293,983)            -
      Increase in cash surrender value
        of life insurance policies     (1,017,007)   (1,087,678)            -
      Deferred income taxes               171,000      (240,000)      (93,000)
      Other                               431,051       113,666       107,243
      Changes in certain assets and
        liabilities, net of effect of
        acquisitions and dispositions:
          Receivables, excluding
            current portion of notes   (7,280,485)     (875,253)   (2,577,413)
          Inventories                     394,046   (11,077,327)    1,361,916
          Prepaid expenses and other     (317,729)      640,248      (304,327)
          Accounts payable, trade       8,285,355    (3,902,614)   (4,188,586)
          Income taxes - accrued
            and refundable              1,005,492    (1,711,749)   (1,408,039)
          Other current liabilities     1,987,375     1,447,503     1,277,349
              Net cash provided by
                operating activities   36,733,900    15,305,733    13,228,058

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of short-term investments     36,534,842             -       263,888
    Sale of properties                  1,644,501       925,452     3,477,934
    Insurance settlement                        -     2,821,014       846,463
  Acquisitions of:
    Short-term investments            (52,082,223)            -             -
    Property and equipment            (14,202,539)  (14,919,168)  (15,222,794)
    Real estate held for sale and
      rental properties                         -    (1,861,458)            -
  Acquisition of businesses net of
    acquired cash                               -    (1,852,596)   (4,313,046)
 (Advances) collections on notes
    receivable, net                       553,399    (1,136,340)       39,177
  Unexpended industrial revenue bond
    proceeds                              254,463      (254,463)    3,337,122
  Other                                   162,841       560,195      (130,153)
              Net cash (used in)
                investing activities  (27,134,716)  (15,717,364)  (11,701,409)

Consolidated Statements of Cash Flows (Concluded) for the years ended December 31, 1997, 1996 and 1995

                                         1997          1996          1995
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of short-term borrowings              -             -      (900,000)
  Proceeds from long-term debt                  -     5,000,000             -
  Payments of long-term debt           (2,270,118)   (2,092,447)   (1,833,892)
  Sale of common stock, net of
    offering expenses                           -    47,970,779             -
  Issuance of common shares under stock
    option and stock purchase plans     1,271,698     1,126,061       550,815
  Tax benefit from stock
    options exercised                     654,681       620,431       227,000
  Cash dividends paid                  (3,448,928)   (2,785,036)   (2,084,213)
  Purchases of common shares
    for treasury                         (827,500)            -             -
              Net cash provided by
                (used in) financing
                activities             (4,620,167)   49,839,788    (4,040,290)

Increase (decrease) in cash and
    temporary cash investments          4,979,017    49,428,157    (2,513,641)

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of year                    66,448,901    17,020,744    19,534,385

  End of year                         $71,427,918  $ 66,448,901  $ 17,020,744

Supplemental disclosures of cash flow
  information:
    Cash paid during the year for:
      Interest                        $ 1,272,000  $  2,018,439  $  2,398,000
      Income taxes                     13,142,000    15,628,000    12,265,000

The accompanying notes are a part of the consolidated financial statements.

Coachmen Industries, Inc. And Subsidiaries

Notes To Consolidated Financial Statements

1.  NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

    Nature of Operations - Coachmen Industries, Inc. and its subsidiaries (the "Company") manufacture a full line of recreationalvehicles and van conversions through seven divisions with manufacturing facilities located in Indiana, Georgia, Michigan and Oregon. These products are marketed through a nationwide dealer network. The Company's housing divisions, with locations in Indiana, Iowa, North Carolina and Tennessee, supply modular housing to builder/dealers in eighteen adjoining states. The Company's parts and supply divisions concentrate primarily on providing parts and supplies to the recreational vehicle and van conversion industries, and also have an important interest in the office furniture market.

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

    At December 31, 1997 and 1996, cash and temporary cash investments include approximately $42.8 million and $45.2 million, respectively, invested in variable rate demand notes with a seven-day put option. In addition, cash and temporary cash investments include $28.1 million and $20.8 million invested in a money market mutual fund at December 31, 1997 and 1996, respectively.

    Cash Flows and Noncash Activities - For purposes of the consolidated statements of cash flows, cash and temporary cash investments include cash, cash investments and any highly liquid investments purchased with an original maturity of three months or less. The Company's acquisitions of and dispositions of subsidiaries included certain noncash activities (see
    Note 10). For each of the three years in the period ended December 31, 1997, the Company issued common shares with a market value of $67,276, $55,665 and $38,280, respectively, in lieu of cash compensation. The Company recognizes a tax benefit in additional paid-in capital from exercise of stock options (see Note 7).

Coachmen Industries, Inc. And Subsidiaries

1.  NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

    Short-Term Investments - The Company accounts for its short-term investments under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. The Company's short-term investments at December 31, 1997, which consist entirely of equity securities, are classified as available-for-sale and, accordingly, are carried at fair value with unrealized gains and losses recorded as a separate component of shareholders' equity. At December 31, 1997, the cost of short-term investments approximated their fair value. At December 31, 1996, short-term investments consisted solely of a $500,000 certificate of deposit carried at cost. Realized gains (losses) on sales of investments were $(194,663) in 1997 and $13,888 in 1995. The cost of securities sold is determined by the specific identification method.

    Fair Value of Financial Instruments - The carrying amounts of cash equivalents, short-term investments, receivables and accounts payable approximated fair value as of December 31, 1997 and 1996, because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of December 31, 1997 and 1996, based upon terms and conditions currently available to the Company in comparison to terms and conditions of the existing long-term debt. The Company has investments in life insurance contracts to fund obligations under deferred compensation agreements (see Notes 2 and 8). At December 31, 1997 and 1996, the carrying amount of these policies, which equaled their fair value, was $9.9 million and $8.9 million, respectively (cash surrender values of $22.6 million and $20.3 million, net of $12.7 million and $11.4 million of policy loans, respectively).

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

    Real Estate Held For Sale - Real estate held for sale represents real properties which are carried at the lower of estimated realizable value or cost less accumulated depreciation. As of December 31, 1997 and 1996, the carrying value of real estate held for sale (and the related accumulated depreciation) aggregated $4,451,596 ($263,533) and $5,269,155 ($367,050), respectively.

Coachmen Industries, Inc. And Subsidiaries

    Rental Properties - Rental properties represent owned facilities which are currently leased to others under lease agreements with expiring terms through August 31, 2002. Certain of the lease agreements contain options for the lessee to renew the lease or purchase the facilities. Lease income for the years ended December 31, 1997, 1996 and 1995 aggregated $302,931, $256,855 and $381,287, respectively. Future minimum annual lease income under these lease agreements is as follows: 1998 - $441,000, 1999 - $419,750, 2000 - $186,000, 2001 - $186,000 and 2002 - $124,000. The rental properties are carried at cost less accumulated depreciation, which is not in excess of net realizable value. The rental properties are depreciated by the straight-line method over the estimated useful lives of the assets (15-20 years). At December 31, 1997 and 1996, the cost of rental properties (and the related accumulated depreciation) aggregated $2,859,991 ($859,773) and $3,488,179 ($957,571), respectively.

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

    Research and Development Expenses - Research and development expenses charged to operations were approximately $3,521,000, $2,721,000 and $2,240,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

    Warranty Expense - The Company accrues an estimated warranty liability at the time the warranted products are sold.

    Stock-Based Compensation - The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and, accordingly, accounts for its stock option plan under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

    New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 changes the manner in which public companies report segment information in annual reports and requires companies to report selected segment information in interim financial reports. Companies will be required to report financial and descriptive information about the Company's operating segments. Both these statements are effective for fiscal years beginning after December 15, 1997, with reclassification of the financial statements for earlier periods required for comparative purposes. The Company plans to adopt these statements for its year ending December 31, 1998.

Coachmen Industries, Inc. And Subsidiaries

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

    On January 1, 1996, the Company recorded a $2.3 million noncash credit for the cumulative effect of this accounting change ($.15 per share for both basic and diluted earnings per share). This accounting method change also increased income before cumulative effect of accounting change and net income for the year ended December 31, 1996 by $1,087,678 or $.07 per share for both basic and diluted earnings per share. If the cash surrender value method had been applied during 1995, proforma net income would have been $18,292,792 and proforma net income per share would have been $1.23 - basic and $1.22 - diluted.

Coachmen Industries, Inc. And Subsidiaries

3.  OPERATIONS IN DIFFERENT INDUSTRIES.

    The Company's business and operations are comprised of two segments:
    Vehicles(recreational, vans, specialized and related parts and accessories) and Housing (modular). Segment information is set forth in the following table:

                                     1997            1996           1995
    Net sales:
         Vehicles                $547,540,761    $507,715,622   $432,612,786
         Housing                  114,050,424      98,758,506     83,249,279

           Total                 $661,591,185    $606,474,128   $515,862,065

    Operating income (loss):
         Vehicles                $ 26,663,164    $ 29,934,813   $ 18,136,796
         Housing                    9,699,814       9,674,894      8,644,906
         General Corporate         (1,102,659)         62,349       (122,719)

           Total                 $ 35,260,319    $ 39,672,056   $ 26,658,983

    Identifiable assets:
         Vehicles                $114,171,173    $109,701,864   $ 89,173,588
         Housing                   30,161,106      31,406,963     23,957,173
         General Corporate        114,729,747      86,338,745     37,117,996

           Total                 $259,062,026    $227,447,572   $150,248,757

     Depreciation:
         Vehicles                $  3,657,050    $  2,931,270   $  2,218,420
         Housing                    2,477,634       2,140,587      1,487,159
         General Corporate            561,833         415,671        287,703

           Total                 $  6,696,517    $  5,487,528   $  3,993,282

     Additions to property
         and equipment(including
         property and equipment
         acquired in the acquisition
         of businesses):
           Vehicles              $ 10,365,839    $ 11,421,971   $  8,905,728
           Housing                  2,601,505       6,846,332      6,834,516
           General Corporate        1,235,195         482,865      2,602,967

           Total                 $ 14,202,539    $ 18,751,168   $ 18,343,211

4.  INVENTORIES.

    Inventories consist of the following:

                                                     1997           1996

      Raw materials                              $ 19,437,977   $ 20,951,906
      Work in process                               9,327,308      6,467,066
      Finished goods                               39,650,721     40,892,066

        Total                                    $ 68,416,006   $ 68,311,038

Coachmen Industries, Inc. And Subsidiaries

5.  SHORT-TERM BORROWINGS.

    At December 31, 1997 and 1996, the Company has an unsecured bank line of credit aggregating $30 million with interest on outstanding borrowings payable monthly at a formula rate, which approximates the bank's cost of funds plus a mark-up, which generally results in a rate at least 2% below the prime rate. There were no outstanding borrowings under this bank line of credit during 1997 and 1996.

6:  LONG-TERM DEBT.

    Long-term debt consists of the following:
                                                    1997           1996
      Obligations under industrial development
      revenue bonds, variable rates, with
      various maturities through 2011            $ 9,807,836    $10,832,781

      Promissory notes payable, issued or
      assumed in the acquisition of Georgie
      Boy (see Note 10), principal payable
      in annual installments through January
      2001, interest payable monthly at the
      prime rate, (8.5% at December 31, 1997),
      unsecured                                    5,041,827      6,266,998

      Other                                                -         20,002

        Total                                     14,849,663     17,119,781

       Less, Current maturities                    2,258,519      2,278,519

        Long-term debt                           $12,591,144    $14,841,262

    Aggregate maturities of long-term debt for each of the next five years ending December 31 are as follows: 1998 - $2,258,519; 1999 - $2,258,519;
    2000 - $1,966,323; 2001 - $1,766,302 and 2002 - $400,000.

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

Coachmen Industries, Inc. And Subsidiaries

7.  COMMON STOCK MATTERS AND EARNINGS PER SHARE, CONTINUED

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

    The following table summarizes stock option activity:

                                                                Weighted
                                                                 Average
                                                  Number        Exercise
                                                of Shares         Price

    Outstanding, January 1, 1995                 458,800          $ 5.50
      Granted                                    272,400            7.98
      Canceled                                   (33,150)           7.54
      Exercised                                 (123,150)           3.71

    Outstanding, December 31, 1995               574,900            6.95
      Granted                                    251,800           12.61
      Canceled                                   (14,100)           7.65
      Exercised                                 (165,500)           5.88

    Outstanding, December 31, 1996               647,100            9.36
      Granted                                    222,550           19.53
      Canceled                                   (47,700)          11.81
      Exercised                                 (147,425)           6.94

    Outstanding, December 31, 1997               674,525           13.07

    Options outstanding at December 31, 1997 are exercisable at prices ranging from $6.44 to $27.13 and have a weighted average remaining contractual life of 3.02 years. The following table summarizes information about stock options outstanding at December 31, 1997.

                          Options Outstanding          Options Exercisable
                                Weighted-
                    Number       Average   Weighted-    Number       Weighted-
                Outstanding at  Remaining   Average  Exercisable at   Average
    Range of     December 31,  Contractual  Exercise  December 31,    Exercise
 Exercise Price      1997         Life       Price       1997          Price

 $ 6.44 -$ 8.00     95,700        1.7       $ 7.02      67,050         $ 6.94
   8.01 - 12.00    275,525        2.3         8.99     120,080           8.69
  12.01 - 15.00     42,250        3.3        14.07      10,563          14.07
  15.01 - 27.13    261,050        4.2        19.45      11,488          19.09

                   674,525                             209,181

Coachmen Industries, Inc. And Subsidiaries

7.  COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued

    At December 31, 1996 and 1995, there were exercisable options to purchase 178,638 and 153,623 shares at weighted-average exercise prices of $6.62 and $5.14, respectively. The weighted-average grant-date fair value of options granted during the years ended December 31, 1997, 1996 and 1995 was $4.81, $3.08 and 2.08, respectively. As of December 31, 1997, 612,250 shares were reserved for the granting of future stock options, compared with 787,100 shares at December 31, 1996.

    Had the Company adopted the provisions SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been:

                                          1997         1996         1995

      Pro forma net income             $24,533,000  $29,512,000  $17,499,000
      Pro forma net income per share:
        Basic                                 1.42         1.93         1.18
        Diluted                               1.41         1.90         1.17

    The pro forma amounts and the weighted-average grant-date fair-value of options granted were estimated using the Black-Scholes option-pricing model with the following assumptions:
                                          1997         1996         1995

      Risk free interest rate             6.00%        6.00%        6.87%
      Expected life                    2.75 years   2.75 years   2.75 years
      Expected volatility                 30.7%        30.7%        30.7%
      Expected dividends                   1.2%         1.2%         1.2%


    Stock Purchase Plan

    The Company has an employee stock purchase plan under which a total of 562,083 shares of the Company's common stock are reserved for purchase by full-time employees through payroll deductions, cash payments, or a combination of both at a price equal to 90% of the market price of the Company's common stock on the purchase date. As of December 31, 1997, there were 267 employees actively participating in the plan. Since its inception, a total of 237,917 shares have been purchased by employees under the plan. Certain restrictions in the plan limit the amount of payroll deductions and cash payments an employee may make in any one quarter. There are also limitations as to the amount of ownership in the Company an employee may acquire under the plan.

    Earnings Per Share

    The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share," retroactively for all periods presented. SFAS No. 128 requires the Company to present "basic" and "diluted" earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings

Coachmen Industries, Inc. And Subsidiaries

7.  COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued

    per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options. The number of shares used in the computation of basic and diluted earnings per share are as follows:
                                    1997           1996          1995

              Basic              17,238,353     15,280,578    14,881,968
              Diluted            17,401,402     15,494,731    14,943,836

Coachmen Industries, Inc. And Subsidiaries

7.  COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued

    Changes in Common Shares, Additional Paid-In Capital and Treasury Shares

                                                     Additional
                                          Common      Paid-in      Treasury
                                          Shares      Capital       Shares

     Balance, January 1, 1995          $36,600,387 $ 1,431,055 $(15,635,125)

     Issuance of 12,130 common
        shares under employee
        stock purchase plan                 94,396           -            -

     Issuance of 4,638 common
        shares from treasury                     -       6,834       31,446

     Issuance of 123,150 common
        shares upon the exercise
        of stock options                   456,419           -            -

     Tax benefit from exercise
        of stock options                         -     227,000            -

     Balance, December 31, 1995         37,151,202   1,664,889  (15,603,679)

     Sale of 2,070,000 common shares,
        net of offering expenses        47,970,779           -            -

     Issuance of 9,472 common
        shares under employee
        stock purchase plan                152,646           -            -

     Issuance of 4,008 common
        shares from treasury                     -      28,423       27,242

     Issuance of 165,500 common
        shares upon the exercise
        of stock options                   973,415           -            -

     Tax benefit from exercise
        of stock options                         -     620,431            -

     Balance, December 31, 1996         86,248,042   2,313,743  (15,576,437)

     Issuance of 14,145 common
        shares under employee
        stock purchase plan                249,144           -            -

     Issuance of 3,348 common
        shares from treasury                     -      44,172       23,104

     Issuance of 147,425 common
        shares upon the exercise
        of stock options                 1,022,554           -            -

     Acquisition of 50,000 common
        shares for treasury                      -           -     (827,500)

     Tax benefit from exercise
         of stock options                        -     654,681            -

     Balance, December 31, 1997        $87,519,740 $ 3,012,596 $(16,380,833)

Coachmen Industries, Inc. And Subsidiaries

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

8.  INCENTIVE AND DEFERRED COMPENSATION PLANS.

    The Company has incentive compensation plans for its officers and other key management personnel. The amounts charged to expense for the years ended December 31, 1997, 1996 and 1995 aggregated $2,870,270, $2,662,668 and
    $2,577,692, respectively.

    The Company has established a deferred compensation plan for executives and other key employees. The plan provides for benefit payments upon termination of employment, retirement, disability, or death. The Company recognizes the cost of this plan over the projected service lives of the participating employees based on the present value of the estimated future payments to be made. The plan is funded by insurance contracts on the lives of the participants, and investments in insurance contracts (included in other assets) aggregated $9.9 million and $8.9 million as of December
    31, 1997 and 1996, respectively. The deferred compensation obligations, which aggregated $6,913,896 and $6,500,123 as of December 31, 1997 and 1996, respectively, are included in other non-current liabilities, with the current portion ($341,514 and $186,559 at December 31, 1997 and 1996, respectively) included in other accrued liabilities.

    All full-time employees of the Company (subject to certain eligibility restrictions) are eligible to participate in the Coachmen Assisted Retirement For Employees (C.A.R.E.) program which provides a mechanism for each eligible employee to establish an individual retirement account and receive matching contributions from the Company based on the amount contributed by the employee, the employee's years of service and the profitability of the Company. Company matching contributions charged to expense under the C.A.R.E. program aggregated $724,541, $704,173 and $537,118 for the years ended December 31, 1997, 1996 and 1995, respectively.

Coachmen Industries, Inc. And Subsidiaries

9.  INCOME TAXES.

    Income taxes are summarized as follows:

                                     1997         1996         1995
      Federal:
        Current                   $12,765,000  $13,553,000  $ 9,530,000
        Deferred                      150,000     (210,000)     (79,000)
                                   12,915,000   13,343,000    9,451,000

      State:
        Current                     1,127,000      833,000      971,000
        Deferred                       21,000      (30,000)     (14,000)
                                    1,148,000      803,000      957,000
          Total                   $14,063,000  $14,146,000  $10,408,000


    The following is a reconciliation of the provision for income taxes computed at the federal statutory rate (35%) to the reported provision for income taxes:

                                     1997         1996         1995
    Computed federal income tax
      at federal statutory rate   $13,589,000  $14,519,000  $ 9,785,000
    Changes resulting from:
      Increase in cash surrender
        value of life insurance
        contracts                    (356,000)    (381,000)           -
      Foreign Sales Corporation
        subject to lower tax rate    (396,000)    (310,000)    (222,000)
      State income taxes, net of
        federal income tax benefit    746,000      522,000      622,000
      Other, net                      480,000     (204,000)     223,000
          Total                   $14,063,000  $14,146,000  $10,408,000

    The components of the net deferred tax assets are as follows:

                                                   1997        1996

         Current deferred tax asset (liability):
           Accrued warranty expense              $2,455,000  $1,784,000
           Receivables                             (126,000)    368,000
           Other                                    711,000   1,028,000

               Net current deferred
                 tax asset                       $3,040,000  $3,180,000

         Noncurrent deferred tax
           asset (liability):
             Deferred compensation               $2,765,000  $2,600,000
             Property and equipment              (1,584,000) (1,434,000)
             Intangible assets                     (612,000)   (566,000)

               Net noncurrent deferred
                 tax asset                       $  569,000  $  600,000

Coachmen Industries, Inc. And Subsidiaries

10. ACQUISITIONS AND DISPOSITIONS.

    In September 1996, the Company acquired a recreational vehicle dealership for $1.9 million cash, which approximated the fair value of the acquired assets. The acquisition, which has been accounted for as a purchase, was immaterial to the Company's consolidated financial statements.

    On January 3, 1995, the Company acquired all of the issued and outstanding capital stock of Georgie Boy Mfg., Inc. ("Georgie Boy") a manufacturer of class A motorhomes. The purchase price aggregated $12.8 million and consisted of $6.7 million in cash and a $6.1 million promissory note payable to the seller. In conjunction with the acquisition, the Company assumed liabilities of $8,757,000. The acquisition was accounted for as a purchase and the excess of the purchase price over the cost of acquired net assets approximated $5.0 million.


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

    Future minimum annual lease commitments at December 31, 1997 aggregated $1,405,000 and are payable as follows: 1998 - $584,000; 1999 - $280,000;
    2000 - $196,000; 2001 - $128,000; 2002 - $78,000 and thereafter - $139,000.

    Total rental expense for the years ended December 31, 1997, 1996 and 1995 aggregated $1,472,009, $1,754,272 and $1,222,156, respectively.


    Obligation to Purchase Consigned Inventories

    The Company obtains vehicle chassis for its recreational and specialized vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until either assigned to a unit in the production process or 90 days have passed. At the earlier of these dates, the Company is obligated to purchase the chassis and it is recorded as inventory. At December 31, 1997 and 1996, chassis inventory, accounted for as consigned inventory, approximated $12.6 million and $11.0 million, respectively.

Coachmen Industries, Inc. And Subsidiaries

11: COMMITMENTS AND CONTINGENCIES, Concluded

    Repurchase Agreements

    The Company is contingently liable to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financial institution in the event that they have repossessed them upon a dealer's default. Although the total contingent liability approximated $190 million at December 31, 1997 ($171 million at December 31, 1996), the risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased.

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

Coachmen Industries, Inc. And Subsidiaries

Notes To Consolidated Financial Statements, Concluded

13: UNAUDITED INTERIM FINANCIAL INFORMATION.

    Certain selected unaudited quarterly financial information for the years ended December 31, 1997 and 1996 is as follows:

                                                1997
                                            Quarter Ended
                            March 31     June 30    September 30  December 31

    Net sales             $158,105,811 $169,368,233 $174,885,358 $159,231,783
    Gross profit            20,335,371   23,239,398   26,423,429   22,756,815
    Net income               4,419,034    6,429,629    7,593,252    6,320,709
    Net income per
      common share:
      Basic                        .26          .37          .44          .37
      Diluted                      .25          .37          .44          .36

                                                1996
                                            Quarter Ended
                            March 31     June 30    September 30  December 31

    Net sales             $148,640,023 $166,715,051 $154,244,238 $136,874,816
    Gross profit            19,151,520   24,961,977   24,156,880   20,237,624
    Income before cumulative
      effect of accounting
      change                 3,956,973    8,685,723    8,332,563    6,361,571
    Net income               6,250,956    8,685,723    8,332,563    6,361,571
    Income before cumulative
      effect of accounting
      change per common
      share:
      Basic                        .26          .58          .55          .40
      Diluted                      .26          .57          .54          .39

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable


                                Part III.

Item 10.  Directors and Executive Officers of the Registrant

     (a)  Identification of Directors

Information for Item 10(a) is contained on page 3 of the Company's Proxy Statement dated March 23, 1998 and is incorporated herein by reference.

     (b)  Executive Officers of the Company

See "Executive Officers of the Registrant" on page 8.

Item 11.  Executive Compensation

Information for Item 11 is contained under the heading "Compensation of Executive Officers and Directors" in the Company's Proxy Statement dated March 23, 1998 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information for Item 12 is contained on pages 2 and 3 of the Company's Proxy Statement dated March 23, 1998 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Not Applicable

                                 Part IV.

Item 14.  Exhibits, Financial Statement
          Schedules, and Reports on Form 8-K

(a) (1)  Financial Statements                                    Page
                                                               Reference
Financial statements included in Part II of the report:

  Report of Independent Accountants                               17
  Consolidated Balance Sheets as of
    December 31, 1997 and 1996                                   18-19
  Consolidated Statements of Income and Retained Earnings
    for the years ended December 31, 1997, 1996 and 1995          20
  Consolidated Statements of Cash Flows for the years
    ended December 31, 1997, 1996 and 1995                       21-22
  Notes to Consolidated Financial Statements for the years
    ended December 31, 1997, 1996 and 1995                       23-37


(a) (2)  Financial Statement Schedules

  Report of Independent Accountants on Financial
    Statement Schedule                                            40

  Schedule II - Valuation and Qualifying Accounts                 41

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

South Bend, Indiana
January 30, 1998

                               SCHEDULE II
                    VALUATION AND QUALIFYING ACCOUNTS

                    Balance At    Charged                 Balance
                    Beginning    To Costs   Deductions-   At End
Description         Of Period  And Expenses  Describe    Of Period

Allowance for doubtful
 receivables - deducted
 from trade receivables
 in the consolidated
 balance sheets:

 For the year ended
  December 31, 1997 $ 919,000 $1,617,000 $(1,182,000) (A) $1,354.000

 For the year ended
  December 31, 1996   844,000    158,000     (83,000) (A)    919,000

 For the year ended
  December 31, 1995   986,000    292,000    (434,000) (A)    844,000

(A)  Write-off of bad debts, less recoveries.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COACHMEN INDUSTRIES, INC.

Date: March 27, 1998                              G. L. Groom
                                         -----------------------------
                                                  G. L. Groom
                                            (Chief Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 27, 1998.

          P. C. Barker                            K. D. Corson
-------------------------------         ------------------------------
          P. C. Barker                            K. D. Corson
           (Director)                             (Director)

          T. H. Corson                            G. L. Groom
-------------------------------         ------------------------------
          T. H. Corson                            G. L. Groom
           (Director)                             (Director)
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
         C. C. Skinner                            W. M. Angelo
          (Director)                      (Chief Accounting Officer)
  (Chief Executive Officer)

                            INDEX TO EXHIBITS

Number Assigned
 In Regulation
 S-K, Item 601             Description of Exhibit

 (3)            No exhibit

 (4)            No exhibit

 (9)            No exhibit

(10)            No exhibit

(11) No exhibit - See Consolidated Statements of Income and Retained Earnings (on page 20 herein) and Note 7 of Notes to Consolidated Financial Statements (on page 30-31 herein).

(12)            No exhibit

(13)            No exhibit

(16)            No exhibit

(18)            No exhibit

(21)            Registrant and Subsidiaries of the Registrant

(22)            No exhibit

(23)            Consent of Independent Accountants

(24)            No exhibit

(27)            Financial Data Schedule (EDGAR filing only)

(99)            No exhibit