Form 10-Q
period 1998-03-31
COACHMEN INDUSTRIES INC
filed 1998-05-13
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                Form 10-Q

(MARK ONE)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                  OR

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE
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

    At April 30, 1998:

    Common Shares, without par value 17,390,249 shares outstanding including an equivalent number of common share purchase rights.

                       COACHMEN INDUSTRIES, INC.
                                INDEX
                                                            Page No.

 PART I.  FINANCIAL INFORMATION

    Financial Statements:

       Condensed Consolidated Balance Sheets-
       March 31, 1998 and December 31, 1997....................3-4

       Condensed Consolidated Statements of Income-
       Three Months Ended March 31, 1998 and 1997.............. 5

       Condensed Consolidated Statements of Cash Flows-
       Three Months Ended March 31, 1998 and 1997.............. 6

       Notes to Condensed Consolidated Financial Statements.....7

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations........................8-11

PART II.  OTHER INFORMATION.................................... 12

    Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES..................................................... 12

This Report contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section
21E of the Securities Exchange Act of 1934, as amended. Those statements include, but are not limited to statements related to the availability of gasoline, which can impact sales of recreational vehicles; availability of chassis, which are used in the production of many of the Company's recreational vehicle products; interest rates, which affect the affordability of the Company's products; and also on the state of the recreational vehicle and modular housing industries in the United States. Other factors affecting forward-looking statements include competition in these industries and the Company's ability to maintain or increase gross margins which are critical to the profitability whether there are or are not increased sales; and the Company's ability to make its software compliant with the year 2000. At times, the Company's actual performance differs materially from its projections and estimates regarding the economy, the recreational vehicle and housing industries and other key performance indicators. Readers of this Report are cautioned that reliance on any forward-looking statements involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

                      COACHMEN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                               MARCH 31,  DECEMBER 31,
                                                 1998         1997

ASSETS
CURRENT ASSETS
  Cash and temporary cash investments        $ 46,030,925  $71,427,918
  Short-term investments                       20,803,930   15,852,718
  Trade receivables, less allowance for
   doubtful receivables 1998 - $1,152,000
   and 1997 - $1,354,000                       35,816,166   25,212,595
  Other receivables                             3,678,693    2,980,257
  Refundable income taxes                       1,761,000    1,761,000
  Inventories                                  84,978,233   68,416,006
  Prepaid expenses and other                    1,546,197    1,247,973
  Deferred income taxes                         3,040,000    3,040,000

    Total current assets                      197,655,144  189,938,467

PROPERTY AND EQUIPMENT, at cost
  Land and improvements                        10,640,807    9,041,817
  Buildings and improvements                   45,817,834   39,950,161
  Machinery and equipment                      17,630,309   16,874,788
  Transportation equipment                     12,496,782   10,159,168
  Office furniture and fixtures                 5,954,726    5,712,961

    Total property and equipment, at cost      92,540,458   81,738,895

  Less, Accumulated depreciation               36,731,636   35,137,268

    Net property and equipment                 55,808,822   46,601,627

OTHER ASSETS
  Real estate held for sale                     4,089,603    4,188,063
  Rental properties                             1,417,592    2,000,218
  Intangibles, less accumulated amortization
   1998 - $550,498 and 1997 - $516,469          4,893,778    4,927,807
  Deferred income taxes                           569,000      569,000
  Other                                        10,171,431   10,836,844

     Total other assets                        21,141,404   22,521,932

TOTAL ASSETS                                 $274,605,370 $259,062,026

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS (CONT'D)

                                              MARCH 31,  DECEMBER 31,
                                                 1998        1997

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt       $  2,258,519  $ 2,258,519
  Accounts payable, trade                      28,342,350   22,818,303
  Accrued wages, salaries and commissions       4,158,364    4,876,790
  Accrued dealer incentives                     4,252,197    3,226,255
  Accrued warranty expense                      6,059,666    6,013,528
  Accrued income taxes                          4,306,526    1,529,543
  Accrued insurance                             3,183,365    2,319,518
  Other liabilities                             7,977,433    6,633,762

    Total current liabilities                  60,538,420   49,676,218

LONG-TERM DEBT                                 11,032,632   12,591,144

OTHER                                           6,693,661    6,658,872

    Total liabilities                          78,264,713   68,926,234

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000,000 shares; issued 1998 - 20,768,343
   shares and 1997 - 20,689,214 shares         88,261,484   87,519,740
  Additional paid-in capital                    3,035,198    3,012,596
  Retained earnings                           121,416,613  115,984,289
  Treasury shares, at cost: 1998 - 3,386,462
   Shares and 1997 - 3,387,648 shares         (16,372,638) (16,380,833)

     Total shareholders' equity               196,340,657  190,135,792

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $274,605,370 $259,062,026

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                  THREE MONTHS
                                                 ENDED MARCH 31,

                                             1998               1997

Net sales                                $175,637,459       $158,105,811

Cost of goods sold                        152,261,070        137,770,440

    Gross profit                           23,376,389         20,335,371

Operating expenses:
  Selling and delivery                      9,066,279          8,330,879
  General and administrative                6,775,098          6,007,899

                                           15,841,377         14,338,778

    Operating income                        7,535,012          5,996,593

Nonoperating income (expense):
  Interest expense                           (465,160)          (356,256)
  Investment income                         1,128,083            992,464
  Gain on sale of properties, net               5,034              9,456
  Other, net                                  873,446             93,777

                                            1,541,403            739,441

    Income before income taxes              9,076,415          6,736,034

Income taxes                                2,777,000          2,317,000

    Net income                           $  6,299,415       $  4,419,034

Earnings per common share:
    Basic                                $        .36       $        .26
    Diluted                              $        .36       $        .25

Number of common shares used in the
 computation of earnings per share:
    Basic                                  17,339,620         17,202,020
    Diluted                                17,633,166         17,433,965

Cash dividends per common share          $        .05        $       .05

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    THREE MONTHS
                                                   ENDED MARCH 31,
                                                 1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by (used in)
   operating activities                       $(6,180,627) $ 11,269,442

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
   Sale of short-term investments              31,291,922             -
   Sale of properties                             111,262       113,707
  Acquisitions of:
   Short-term investments                     (36,352,312)            -
   Property and equipment                      (4,365,594)   (3,951,450)
   Businesses                                  (9,001,812)            -
  Other                                           322,705       410,906

    Net cash (used in) investing
     activities                               (17,993,829)   (3,426,837)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of long-term debt                   (1,558,512)   (1,557,610)
  Issuance of common shares under stock
   option and stock purchase plans                741,744       214,927
  Tax benefit from stock options exercised        461,322        35,440
  Cash dividends paid                            (867,091)     (860,030)

    Net cash (used in) financing activities    (1,222,537)   (2,167,273)

Increase (decrease) in cash and temporary
    cash investments                          (25,396,993)    5,675,332

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of period                          71,427,918    66,448,901
  End of period                              $ 46,030,925  $ 72,124,233

Noncash investing and financing
 activities:
  Liabilities assumed in acquisitions
   of businesses                             $    795,000  $          -

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet data as of December 31, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair statement of the interim periods reported. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

3.   Inventories consist of the following:

                                   March 31,           December 31,
                                     1998                  1997

    Raw material                 $ 24,779,920          $ 19,437,977
    Work-in-process                 9,754,803             9,327,308
    Finished goods                 50,443,510            39,650,721

     Total                       $ 84,978,233          $ 68,416,006

4. The Company was contingently liable at March 31, 1998 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. The Company is involved in various legal proceedings which are ordinary litigations incidental to the industry and which are covered in whole or in part by insurance. Management believes that any liability which may result from these proceedings will not be significant.

5. On February 3, 1998, the Company acquired certain assets and the operations of three retail recreational vehicle dealerships, two located in Florida and one in Georgia. The assets acquired consisted of new and used unit inventories, real and personal property, parts inventories, tools and supplies and other miscellaneous items. The purchase price, which aggregated $9.8 million and approximated the fair value of the acquired assets, consisted of $9.0 million in cash and the balance in the assumption of certain liabilities of the sellers. The acquisitions were accounted for as a purchase and the operating results of the acquired businesses are included in the Company's consolidated financial statements from the date of acquisition. Pro forma financial information has not been presented as it is not materially different from the Company's historical results.

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

                                               Comparison of
                                                Three Months
                                       Ended March 31, 1998 and 1997
                                            Increases (Decreases)

                                             Amount     Percentage

Net sales                                $ 17,531,648     11.1%

Cost of goods sold                         14,490,630     10.5

Selling and
     delivery expenses                        735,400      8.8

General and
     administrative expenses                  767,199     12.8

Interest expense                              108,904     30.6

Investment income                             135,619     13.7

Gain on sale of
     properties, net                           (4,422)     *

Other, net                                    779,669      *

Income before income taxes                  2,340,381     34.7

Income taxes                                  460,000     19.9

Net income                                  1,880,381     42.6

* Not meaningful

NET SALES

Consolidated net sales for the quarter ended March 31, 1998 were $175,637,459, an increase of 11.1% over $158,105,811 reported in the same quarter of 1997. The Company's vehicle segment, which includes the parts and supply businesses, experienced a sales increase of 12.2%. Although unit sales of towable products increased from the 1997 period, unit sales of motorized products posted the largest sales gains. The Company's housing segment experienced a 4.9% increase in net sales for the quarter compared to last year's first quarter. This increase would have been higher if weather conditions had not delayed delivery of many sold homes. While the RV segment was up in the number of units sold, the Housing segment was nearly unchanged in the number of units sold compared to the first quarter of 1997. Both RV and housing segments experienced increases in the average sales price per unit.

COST OF GOODS SOLD

Cost of goods sold increased 10.5% or $14,490,630 for the three months ended March 31, 1998. The increase is substantially in line with the increase in net sales. Cost of goods sold as a percentage of net sales was 86.7% for the 1998 quarter and 87.1% for the 1997 quarter. This percentage decrease is attributable to the 1997 capacity start-up costs incurred in the RV segment which were absorbed in the prior period. For both quarters, the favorable gross margins for the RV segment were offset by lower gross margins for the housing segment. The housing segment continued experiencing lower gross margins in 1998 attributable to the implementation of a 7-day work week production schedule at the Company's largest housing facility, though there has been an improvement in the costs associated with this transition.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include selling, delivery, general and administrative expenses, were 9.0% and 9.1% for the quarters ended March 31, 1998 and 1997, respectively. Selling expenses were 4.8% both periods, while delivery expenses decreased .1%. General and administrative expenses were 3.9% of net sales for the first quarter of 1998 and 3.8% of net sales for the first quarter of 1997.

INTEREST EXPENSE

Interest expense was $465,160 and $356,256 for the quarters ended March 31, 1998 and 1997, respectively. The increase was primarily the result of a smaller estimated increase in cash surrender value for the Company's investment in life insurance contracts in 1998 than in 1997. These life insurance contracts have been purchased to fund obligations under deferred compensation agreements with executives and other key employees. The interest costs associated with deferred compensation obligations and with the borrowings against the cash value of the insurance policies are partially offset by the increases in cash surrender values.

INVESTMENT INCOME

Investment income increased $135,619 for the 1998 quarter from 1997. Investment income is indicative of the amounts of cash and temporary cash investments, as well as, short-term investments in 1998 compared to 1997.

GAIN ON THE SALE OF PROPERTIES, NET

The net gain on the sale of properties for the quarter ended March 31, 1998 was $5,034 while the comparative quarter in 1997 was a gain of $9,456. This classification represents the net result of the amount of gain or loss recognized upon the disposition of various small properties.

OTHER, NET

Other income, net, represents income of $873,446 for the 1998 first quarter and $93,777 for the 1997 first quarter. The larger amount in 1998 is principally attributed to the recognition of $762,000 of key-man life insurance proceeds during the quarter.

INCOME TAXES

For the first quarter ended March 31, 1998, the effective tax rate was 30.6% compared to a first quarter tax rate of 34.4% in 1997. The Company's effective tax rate fluctuates based upon the states where sales occur and also with the level of export sales. The first quarter of 1998 was also impacted by the amount of nontaxable income realized from the recognition of key-man life insurance proceeds.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains an unsecured committed line of credit, which totaled $30 million at March 31, 1998, to meet its seasonal working capital needs. At March 31, 1998, there were no borrowings against this line of credit. For the three months ended March 31, 1998, the major uses of cash were investing and operating activities. The significant investing activities were purchases, net of sales, of short-term investments, the acquisition of three businesses (recreational vehicle retail stores) and capital expenditures. Property and equipment acquisitions consumed cash during the quarter primarily from the construction of an All American Homes manufacturing facility in the state of Ohio and the purchase of an existing recreational vehicle manufacturing facility in Indiana. The significant uses of cash in operating activities were the increase in receivables, due the increase in net sales, and the increase in inventories. Inventories were increased in anticipation of the seasonal selling patterns. The negative cash flow from financing activities was primarily for cash dividends and repayment of long-term debt.

At March 31, 1998, working capital decreased to $137.1 million from $140.3 million at December 31, 1997. The $7.7 million increase in current assets at March 31, 1998 versus December 31, 1997, was primarily due to increased receivables and inventories. The larger increase in current liabilities of $10.9 million is substantially due to increased trade payables, accrued income taxes and other accrued liabilities, including insurance.

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


                                     COACHMEN INDUSTRIES, INC.
                                           (Registrant)


                                  s/s:     GARY L. GROOM
Date: May 13, 1998                _______________________________
                                   Gary L. Groom, Executive Vice
                                    President - Finance (Principal
                                    Financial Officer)



                                  s/s:   WILLIAM M. ANGELO
Date: May 13, 1998                _______________________________
                                   William M. Angelo, Corporate
                                    Controller (Principal Accounting
                                    Officer)