Form 10-Q
period 1998-06-30
COACHMEN INDUSTRIES INC
filed 1998-08-13
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             Form 10-Q

(MARK ONE)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

    At July 31, 1998:

    Common Shares, without par value 17,429,058 shares outstanding including an equivalent number of common share purchase rights.

                       COACHMEN INDUSTRIES, INC.
                                INDEX

                                                             Page No.
PART I.  FINANCIAL INFORMATION

    Financial Statements:

       Condensed Consolidated Balance Sheets-
       June 30, 1998 and December 31, 1997..................... 3-4

       Condensed Consolidated Statements of Income-
       Three and Six Months Ended June 30, 1998 and 1997.......  5

       Condensed Consolidated Statements of Cash Flows-
       Six Months Ended June 30, 1998 and 1997.................  6

       Notes to Condensed Consolidated Financial Statements....  7

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations........................ 8-11

PART II.  OTHER INFORMATION....................................12-13

    Item 4.  Submission of Matters to a vote of Security Holders

    Item 5.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES.....................................................  14

This Report contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section
21E of the Securities Exchange Act of 1934, as amended. Those statements may include, but are not limited to statements related to the availability of gasoline, which can impact sales of recreational vehicles; availability of chassis, which are used in the production of many of the Company's recreational vehicle products; interest rates, which affect the affordability of the Company's products; and also on the state of the recreational vehicle and modular housing industries in the United States. Other factors affecting forward-looking statements include competition in these industries and the Company's ability to maintain or increase gross margins which are critical to the profitability whether there are or are not increased sales; and the Company's ability to make its software compliant with the year 2000. At times, the Company's actual performance differs materially from its projections and estimates regarding the economy, the recreational vehicle and housing industries and other key performance indicators. Readers of this Report are cautioned that reliance on any forward-looking statements involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

                      COACHMEN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                               JUNE 30,   DECEMBER 31,
                                                 1998         1997

ASSETS
CURRENT ASSETS
  Cash and temporary cash investments        $ 60,224,961  $71,427,918
  Short-term investments                       21,060,764   15,852,718
  Trade receivables, less allowance for
   doubtful receivables 1998 - $1,247,000
   and 1997 - $1,354,000                       26,668,316   25,212,595
  Other receivables                             1,983,303    2,980,257
  Refundable income taxes                         625,000    1,761,000
  Inventories                                  81,020,613   68,416,006
  Prepaid expenses and other                    1,916,553    1,247,973
  Deferred income taxes                         3,040,000    3,040,000

    Total current assets                      196,539,510  189,938,467

PROPERTY AND EQUIPMENT, at cost
  Land and improvements                        10,830,475    9,041,817
  Buildings and improvements                   48,994,282   39,950,161
  Machinery and equipment                      18,378,103   16,874,788
  Transportation equipment                     13,244,326   10,159,168
  Office furniture and fixtures                 7,075,861    5,712,961

                                               98,523,047   81,738,895

  Less, Accumulated depreciation               38,327,771   35,137,268

    Net property and equipment                 60,195,276   46,601,627

OTHER ASSETS
  Real estate held for sale                     2,729,221    4,188,063
  Rental properties                             1,399,066    2,000,218
  Intangibles, less accumulated amortization
   1998 - $584,527 and 1997 - $516,469          4,859,749    4,927,807
  Deferred income taxes                           569,000      569,000
  Other                                        10,410,244   10,836,844

     Total other assets                        19,967,280   22,521,932

TOTAL ASSETS                                 $276,702,066 $259,062,026

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS (CONT'D)

                                               JUNE 30,   DECEMBER 31,
                                                 1998         1997

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt       $  2,125,175  $ 2,258,519
  Accounts payable, trade                      27,107,453   22,818,303
  Accrued wages, salaries and commissions       5,247,507    4,876,790
  Accrued dealer incentives                     1,737,200    3,226,255
  Accrued warranty expense                      5,918,560    6,013,528
  Accrued income taxes                          1,246,282    1,529,543
  Accrued insurance                             3,186,177    2,319,518
  Other accrued liabilities                     7,247,688    6,633,762

    Total current liabilities                  53,816,042   49,676,218

LONG-TERM DEBT                                 10,799,874   12,591,144

OTHER                                           6,832,288    6,658,872

    Total liabilities                          71,448,204   68,926,234

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000,000 shares; issued 1998 - 20,810,129
   shares and 1997 - 20,689,214 shares         88,720,727   87,519,740
  Additional paid-in capital                    3,035,910    3,012,596
  Retained earnings                           129,869,579  115,984,289

  Treasury shares, at cost:
   1998 - 3,386,421 shares and
   1997 - 3,387,648 shares                    (16,372,354) (16,380,833)

    Total shareholders' equity                205,253,862  190,135,792

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $276,702,066 $259,062,026

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                              THREE MONTHS                  SIX MONTHS
                              ENDED JUNE 30,              ENDED JUNE 30,
                            1998          1997          1998          1997

Net sales                  $201,069,322 $169,368,233 $376,706,781 $327,474,044

Cost of goods sold          170,874,432  146,128,835  323,135,502  283,899,275

    Gross profit             30,194,890   23,239,398   53,571,279   43,574,769

Operating expenses:
  Selling and delivery        8,823,223    7,680,881   17,889,502   16,011,760
  General and administrative  8,035,179    6,522,400   14,810,277   12,530,299

    Total operating expenses 16,858,402   14,203,281   32,699,779   28,542,059

    Operating income         13,336,488    9,036,117   20,871,500   15,032,710

Nonoperating income
 (expense):
  Interest expense             (337,514)    (438,806)    (802,674)    (795,062)
  Investment income           1,304,781    1,148,209    2,432,864    2,140,673
  Gain (loss) on sale of
     properties, net            (49,243)     123,836      (44,209)     133,292
  Other Income, net              61,512       97,273      934,958      191,050

    Total nonoperating income   979,536      930,512    2,520,939    1,669,953

    Income before
     income taxes            14,316,024    9,966,629   23,392,439   16,702,663

Income taxes                  4,993,000    3,537,000    7,770,000    5,854,000

    Net income             $  9,323,024  $ 6,429,629 $ 15,622,439 $ 10,848,663

Earnings per common share:
    Basic                  $        .54  $       .37 $        .90 $        .63
    Diluted                $        .53  $       .37 $        .89 $        .62

Number of common shares
 used in the computation
 of earnings per share:
    Basic                    17,400,688   17,242,047   17,370,323   17,222,144
    Diluted                  17,568,380   17,385,207   17,535,556   17,405,035

Cash dividends per
 common share              $        .05  $       .05  $       .10 $        .10

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     SIX MONTHS
                                                   ENDED JUNE 30,
                                                 1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by operating
   activities                                $ 13,752,389   $23,925,255

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
   Sale of short-term investments              68,129,470       512,250
       Sale of properties
                                                1,649,565       537,476
  Acquisitions of:
   Short-term investments                     (73,621,654)   (9,521,908)
   Property and equipment                     (10,678,966)   (7,049,867)
   Businesses                                  (9,001,812)            -
  Other                                           342,321       169,527

    Net cash (used in) investing
     activities                               (23,181,076)  (15,352,522)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of long-term debt                   (1,924,614)   (1,591,349)
  Issuance of common shares under stock
   Option and stock purchase plans              1,200,987       615,242
  Tax benefit from stock options exercised        686,506       330,546
  Purchases of common shares for treasury               -      (827,500)
  Cash dividends paid                          (1,737,149)   (1,723,578)

    Net cash (used in) financing activities    (1,774,270)   (3,196,639)

Increase (decrease)in cash and temporary
    cash investments                          (11,202,957)    5,376,094

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of period                          71,427,918    66,448,901
  End of period                              $ 60,224,961  $ 71,824,995


Noncash investing and financing
 activities:
  Liabilities assumed in acquisitions
   of businesses                             $    795,000  $          -

The accompanying notes are part of the condensed consolidated financial statements.

                   COACHMEN INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet data as of December 31, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair statement of the interim periods reported. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

3.  Inventories consist of the following:

                                   June 30,            December 31,
                                     1998                  1997

    Raw material                 $ 26,795,394          $ 19,437,977
    Work-in-process                10,424,839             9,327,308
    Finished goods                 43,800,380            39,650,721

    Total                        $ 81,020,613          $ 68,416,006

4. The Company was contingently liable at June 30, 1998 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. The Company is involved in various legal proceedings which are ordinary litigations incidental to the industry and which are covered in whole or in part by insurance. Management believes that any liability which may result from these proceedings will not be significant.

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

                                             Comparison of
                                  Three Months          Six Months
                                    Ended June 30, 1998 and 1997
                                         Increases(Decreases)

Net sales                    $ 31,701,089   18.7% $ 49,232,737   15.0%

Cost of goods sold             24,745,597   16.9    39,236,227   13.8

Selling and
     delivery expenses          1,142,342   14.9     1,877,742   11.7

General and
     administrative expenses    1,512,779   23.2     2,279,978   18.2

Interest expense                 (101,292) (23.1)        7,612    1.0

Investment income                 156,572   13.6       292,191   13.1

Gain (loss) on sale of
     properties, net             (173,079)   *        (177,501)   *

Other income, net                 (35,761)   *         743,908    *

Income before income taxes      4,349,395   43.6     6,689,776   40.1

Income taxes                    1,456,000   41.2     1,916,000   32.7

Net income                      2,893,395   45.0     4,773,776   44.0

* Not meaningful

NET SALES

Consolidated net sales for the quarter ended June 30, 1998 were $201,069,322 an increase of 18.7% over the $169,386,233 reported for the corresponding quarter last year. Net sales for the six months were $376,706,781 representing an increase of 15.0% over the $327,474,044 reported for the same period in 1997. The Company's vehicle segment experienced net sales increases of 20.1% and 16.3% for the quarter and six months, respectively. These increases are attributed to the overall increases in the recreational vehicle market. The Company's housing segment had a net sales increase for the 1998 quarter of 12.0% and 8.6% for the six months as demand for the Company's modular housing products continued its upswing and also as the result of increased capacity. Both the vehicle and housing segments experienced increases in the number of units sold, as well as, in the average sales price per unit.

COST OF GOODS SOLD

Cost of goods sold increased 16.9% or $24,745,597 for the three months and 13.8% or $39,236,227 for the six months ended June 30, 1998. The increase for both periods is lower than the increase in net sales. As a percentage of net sales, cost of goods sold decreased 1.3% and .9% for the quarter and six months, respectively, from the comparable prior year periods. These percentages reflect improvements over the higher 1997 expenses associated with capacity start-up costs incurred in the vehicle segment and costs associated with the implementation of a 7-day work week production schedule at the Company's largest housing facility.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include selling, delivery, general and administrative expenses, were 8.4% for both the 1998 and 1997 quarter, and 8.7% for both of the comparable six-month periods. Selling expenses, as a percentage of net sales, decreased by .1% for both the quarter and six months while delivery expense stayed substantially the same for both comparable periods. General and administrative expenses were 4.0% of net sales for the second quarter compared to 3.9% for the 1997 corresponding quarter and 3.9% of net sales for the six-month period compared to 3.8% for 1997. Administrative costs have increased for both periods due to the higher administrative expenses associated with three acquired dealerships and to the ongoing implementation of an enterprise computer system. Many administrative resources are being utilized to resolve any significant year 2000 issues with the Company's information systems.

INTEREST EXPENSE

Interest expense was $337,514 and $802,674 for the three and six-month periods in 1998 compared to $438,806 and $795,062 in the same periods last year. Interest expense varies with the amount of long-term debt and the increase in cash surrender value for the Company's investment in life insurance contracts. These life insurance contracts were purchased to fund obligations under deferred compensation agreements with executives and other key employees. The interest costs associated with deferred compensation obligations and with the borrowings against the cash value of the insurance policies are partially offset by the increases in cash surrender values.

INVESTMENT INCOME

Investment income increased $156,572 and $292,191 respectively, for the 1998 three and six-month periods. Investment income is indicative of the amounts of cash and temporary cash investments, as well as, short-term investment activity in 1998 in comparison to 1997.

GAIN (LOSS) ON THE SALE OF PROPERTIES, NET

There was a net loss on the sale of properties for the second quarter of 1998 of $(49,243) compared with a gain of $123,836 in the same quarter of 1997. The net gain (loss) on the sale of properties for the first six months was $123,836 and $133,292 for 1998 and 1997, respectively. These amounts represent the net result of gains or loses recognized upon the disposition of various small properties. Assets are continually analyzed and every effort is made to sell or dispose of properties that are determined to be unproductive.

OTHER INCOME, NET

Other income, net, represents income of $61,512 for the second quarter and $934,958 for the six months compared to income of $97,273 and $191,050 for the 1997 second quarter and six months, respectively. The most significant variance for the 1998 six-months was due to the receipt of nontaxable income realized from corporate owned life insurance proceeds.

INCOME TAXES

For the second quarter ended June 30, 1998, the effective tax rate was 34.9% and a year-to-date rate of 33.2% compared with a 1997 second quarter and year-to-date effective tax rate of 35.5% and 35.0%, respectively. The Company's effective tax rate fluctuates based upon the states where sales occur and also with the level of export sales. The first six months of 1998 was also impacted by the amount of nontaxable income realized from the recognition of corporate owned life insurance proceeds.

LIQUIDITY AND CAPITAL RESOURCES


The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains an unsecured committed line of credit, which totaled $30 million at June 30, 1998, to meet its seasonal working capital needs. At June 30, 1998, there were no borrowings against this line of credit. For the six months ended June 30, 1998, the major source of cash was from operating activities. The significant items in operating activities were net income, depreciation and an increase in trade accounts payable. The positive cash flow from these items was partially offset by an increase in inventories. Investing activities reflected a net cash use of $23,181,076. The principal use of cash in investing activities was the acquisition of capital equipment and the acquisition of three businesses (recreational vehicle retail stores). Property and equipment acquisitions consumed cash primarily from the construction of an All American Homes manufacturing facility in the state of Ohio and the purchase of an existing recreational vehicle manufacturing facility in Indiana. Software and additional hardware requirements in connection with the Company's implementation of a new enterprise computer system were also significant uses of cash for investing activities. The negative cash flow from financing activities was primarily for cash dividends and repayment of long-term debt.

At June 30, 1998, working capital increased to $142.7 million from $140.3 million at December 31, 1997. The $6.6 million increase in current assets at June 30, 1998 versus December 31, 1997, was primarily due to increased inventories. The $4.1 million increase in current liabilities was substantially due to increased trade accounts payable. The increases in inventories and trade accounts payable are directly related to the increased sales activity.

OTHER MATTERS

The Company has determined that certain of its computer software was originally programmed using two digits rather than four to define the applicable year. As a result, this software may be unable to process transactions beyond December 31, 1999. The Company has devoted significant resources to replace the affected software in a timely manner. The total cost of the project, including hardware, software and training costs, is estimated to be in excess of $2.5 million, of which $1.4 million has been incurred as of June 30, 1998. Failure to successfully implement the new systems, or delays in the implementation could cause disruptions in operations, including, among other things, a temporary inability to process transactions, send invoices or pay vendors and employees.

                     PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     a) The annual meeting of the shareholders of Coachmen Industries, Inc. was held on April 13, 1998.

     b) The following nominees were elected Directors for a one-year term:

            Claire C. Skinner
            Thomas H. Corson
            Keith D. Corson
            Gary L. Groom
            Philip C. Barker
            R. James Harring
            William P. Johnson
            Philip G. Lux
            Edwin W. Miller

     c) The tabulation of votes for each Director nominee was as follows:

                                           For          Withheld
         Election of Directors:
            Claire C. Skinner          16,193,231        499,705
            Thomas H. Corson           16,189,031        503,905
            Keith D. Corson            16,194,781        498,155
            Gary L. Groom              16,203,031        489,905
            Philip C. Barker           16,197,031        495,905
            R. James Harring           16,195,206        497,730
            William P. Johnson         16,199,231        493,705
            Philip G. Lux              16,195,831        497,105
            Edwin W. Miller            16,202,431        490,505

Item 5.  Other Information

          On July 24, 1998, the Board of Directors approved various amendments to the Company's By-laws. A complete copy of the restated By-laws is attached to this Form 10-Q as Exhibit 3. As one of the changes in the amended By-laws, the Board of Directors approved a notice provision for stockholder proposals. Stockholders wishing to bring a proposal before the 1999 annual meeting of stockholders that is not to be included in the Company's proxy statement, must cause written notice of the proposal to be submitted to the Secretary of the Corporation at its principal offices in Elkhart, Indiana not later than January 21, 1999.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

             Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

             None

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       COACHMEN INDUSTRIES, INC.
                                             (Registrant)



                                  s/s:     GARY L. GROOM
Date: August 13, 1998             _______________________________
                                   Gary L. Groom, Executive Vice
                                    President - Finance (Principal
                                    Financial Officer)



                                  s/s:   WILLIAM M. ANGELO
Date: August 13, 1998             _______________________________
                                   William M. Angelo, Corporate
                                    Controller (Principal Accounting
                                    Officer)