Form 10-Q
period 1998-09-30
COACHMEN INDUSTRIES INC
filed 1998-11-13
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             Form 10-Q

(MARK ONE)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

    At October 31, 1998:

    Common Shares, without par value 16,575,427 shares outstanding including an equivalent number of common share purchase rights.

                       COACHMEN INDUSTRIES, INC.
                                INDEX

                                                             Page No.
PART I.  FINANCIAL INFORMATION

    Financial Statements:

       Condensed Consolidated Balance Sheets-
       September 30, 1998 and December 31, 1997................ 3-4

       Condensed Consolidated Statements of Income-
       Three and Nine Months Ended September 30, 1998 and 1997.  5

       Condensed Consolidated Statements of Cash Flows-
       Nine Months Ended September 30, 1998 and 1997...........  6

       Notes to Condensed Consolidated Financial Statements.... 7-8

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations........................ 9-12

PART II.  OTHER INFORMATION....................................  13

    Item 5.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES.....................................................  13

This Report contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements may include, but are not limited to statements related to the availability of gasoline, which can impact sales of recreational vehicles; availability of chassis, which are used in the production of many of the Company's recreational vehicle products; interest rates, which affect the affordability of the Company's products; and also on the state of the recreational vehicle and modular housing industries in the United States. Other factors affecting forward-looking statements include competition in these industries and the Company's ability to maintain or increase gross margins which are critical to the profitability whether there are or are not increased sales; and the Company's ability to make its software and equipment year 2000 compliant.

At times, the Company's actual performance differs materially from its projections and estimates regarding the economy, the recreational vehicle and housing industries and other key performance indicators. Readers of this Report are cautioned that reliance on any forward-looking statements involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

                      COACHMEN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                            SEPTEMBER 30,  DECEMBER 31,
                                                 1998          1997

ASSETS
CURRENT ASSETS
  Cash and temporary cash investments        $ 46,968,317  $ 71,427,918
  Short-term investments                       24,912,385    15,852,718
  Trade receivables, less allowance for
   doubtful receivables 1998 - $1,032,000
   and 1997 - $1,354,000                       36,688,167    25,212,595
  Other receivables                             2,153,072     2,980,257
  Refundable income taxes                         625,000     1,761,000
  Inventories                                  85,365,546    68,416,006
  Prepaid expenses and other                    1,717,525     1,247,973
  Deferred income taxes                         3,040,000     3,040,000

    Total current assets                      201,470,012   189,938,467

PROPERTY AND EQUIPMENT, at cost
  Land and improvements                        10,861,356     9,041,817
  Buildings and improvements                   50,729,035    39,950,161
  Machinery and equipment                      19,075,960    16,874,788
  Transportation equipment                     13,272,360    10,159,168
  Office furniture and fixtures                 8,337,452     5,712,961

                                              102,276,163    81,738,895

  Less, Accumulated depreciation               40,084,026    35,137,268

    Net property and equipment                 62,192,137    46,601,627

OTHER ASSETS
  Real estate held for sale                     2,622,218     4,188,063
  Rental properties                             1,380,539     2,000,218
  Intangibles, less accumulated amortization
   1998 - $618,556 and 1997 - $516,469          4,825,720     4,927,807
  Deferred income taxes                           569,000       569,000
  Other                                        10,627,845    10,836,844

     Total other assets                        20,025,322    22,521,932

TOTAL ASSETS                                 $283,687,471  $259,062,026

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS (CONT'D)

                                            SEPTEMBER 30,  DECEMBER 31,
                                                 1998          1997

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt       $  2,125,175  $  2,258,519
  Accounts payable, trade                      35,567,702    22,818,303
  Accrued wages, salaries and commissions       7,532,123     4,876,790
  Accrued dealer incentives                     2,931,815     3,226,255
  Accrued warranty expense                      6,362,494     6,013,528
  Accrued income taxes                          1,442,904     1,529,543
  Accrued insurance                             2,673,631     2,319,518
  Other accrued liabilities                     7,349,584     6,633,762

    Total current liabilities                  65,985,428    49,676,218

LONG-TERM DEBT                                 10,599,874    12,591,144

OTHER                                           6,939,371     6,658,872

    Total liabilities                          82,899,673    68,926,234

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000,000 shares; issued 1998 - 20,827,157
   shares and 1997 - 20,689,214 shares         88,904,712    87,519,740
  Additional paid-in capital                    3,050,744     3,012,596
  Retained earnings                           139,184,377   115,984,289
     Treasury shares, at cost:
   1998 - 4,135,274 shares and
   1997 - 3,387,648 shares                    (30,977,035)  (16,380,833)

    Total shareholders' equity                200,162,798   190,135,792

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $283,687,471  $259,062,026

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                              THREE MONTHS                NINE MONTHS
                            ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                            1998          1997          1998         1997

Net sales               $202,593,063  $174,885,358  $579,299,844 $502,359,402

Cost of goods sold       171,577,920   148,461,929   494,713,422  432,361,204

    Gross profit          31,015,143    26,423,429    84,586,422   69,998,198

Operating expenses:
  Selling and delivery     9,626,676     8,102,059    27,516,178   24,113,819
  General and
   administrative          6,451,967     7,472,979    21,262,244   20,003,278

    Total operating
     expenses             16,078,643    15,575,038    48,778,422   44,117,097

    Operating income      14,936,500    10,848,391    35,808,000   25,881,101

Nonoperating income
 (expense):
  Interest expense          (641,340)     (369,581)   (1,444,014)  (1,164,643)
  Investment income        1,182,420     1,221,473     3,615,284    3,373,051
  Gain (loss) on sale of
     properties, net         (11,499)      (87,913)      (55,708)      45,379
  Other income, net          192,463       187,882     1,127,421      368,027

    Total nonoperating
     income                  722,044       951,861     3,242,983    2,621,814

    Income before
     income taxes         15,658,544    11,800,252    39,050,983   28,502,915

Income taxes               5,472,000     4,207,000    13,242,000   10,061,000

    Net income          $ 10,186,544  $  7,593,252  $ 25,808,983 $ 18,441,915

Earnings per common share:
    Basic               $        .59  $        .44  $       1.49 $       1.07
    Diluted             $        .59  $        .44  $       1.48 $       1.06

Number of common shares used in
 the computation of earnings
 per share:
    Basic                 17,198,730    17,233,378    17,312,497   17,225,930
    Diluted               17,304,097    17,382,321    17,429,829   17,395,703

Cash dividends per
 common share           $        .05  $        .05   $       .15 $        .15


The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     NINE MONTHS
                                                 ENDED SEPTEMBER 30,
                                                 1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by operating
   activities                                $ 24,240,421  $ 36,239,934

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
   Sale of short-term investments             104,023,193    16,809,392
   Sale of properties                           2,019,713     1,213,142
  Acquisitions of:
   Short-term investments                    (113,652,335)  (16,396,715)
   Property and equipment                     (15,180,692)  (11,193,626)
   Businesses                                  (9,001,812)            -
  Other                                           299,803       (34,819)

    Net cash (used in) investing
     activities                               (31,492,130)   (9,602,626)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of long-term debt                   (2,124,614)   (1,828,095)
  Issuance of common shares under stock
   option and stock purchase plans              1,384,972       829,726
  Tax benefit from stock options exercised        753,251       395,264
  Purchases of common shares for treasury     (14,612,606)     (827,500)
  Cash dividends paid                          (2,608,895)   (2,585,091)

    Net cash (used in) financing activities   (17,207,892)   (4,015,696)

Increase (decrease)in cash and temporary
    cash investments                          (24,459,601)   22,621,612

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of period                          71,427,918    66,448,901
  End of period                              $ 46,968,317  $ 89,070,513

Noncash investing and financing
 activities:
  Liabilities assumed in acquisitions
   of businesses                             $    795,000  $          -

The accompanying notes are part of the condensed consolidated financial statements.

                   COACHMEN INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet data as of December 31, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair statement of the interim periods reported. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

3.  Inventories consist of the following:

                                 September 30,          December 31,
                                     1998                  1997

    Raw material                 $ 31,646,099          $ 19,437,977
    Work-in-process                11,797,622             9,327,308
    Finished goods                 41,921,825            39,650,721

    Total                        $ 85,365,546          $ 68,416,006

4. The Company was contingently liable at September 30, 1998 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased.

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

6. On May 1, 1997 the Board of Directors authorized the repurchase of up to one million shares of the Company's outstanding common stock and on October 19, 1998 the Board of Directors authorized the repurchase of an additional one million shares. Shares may be purchased from time to time, depending on market conditions and other factors, on the open market or through privately negotiated transactions at the then prevailing market prices. As of September 30, 1998, the Company repurchased 800,000 shares of its common stock on the open market pursuant to the above authorizations.

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

                                             Comparison of
                                  Three Months          Nine Months
                                  Ended September 30, 1998 and 1997
                                         Increases (Decreases)

Net sales                    $ 27,707,705   15.8% $ 76,940,442   15.3%

Cost of goods sold             23,115,991   15.6    62,352,218   14.4

Selling and
     delivery expenses          1,524,617   18.8     3,402,359   14.1

General and
     administrative expenses   (1,021,012) (13.7)    1,258,966    6.3

Interest expense                  271,759   73.5       279,371   24.0

Investment income                 (39,053)  (3.2)      242,233    7.2

Gain (loss) on sale of
     properties, net               76,414      *      (101,087)     *

Other income, net                   4,581      *       759,394      *

Income before income taxes      3,858,292   32.7    10,548,068   37.0

Income taxes                    1,265,000   30.1     3,181,000   31.6

Net income                      2,593,292   34.2     7,367,068   39.9

* Not meaningful

NET SALES

Consolidated net sales for the quarter ended September 30, 1998 were $202,593,063 an increase of 15.8% over the $174,885,358 reported for the corresponding quarter last year. Net sales for the nine months were $579,299,844 representing an increase of 15.3% over the $502,359,402 reported for the same period in 1997. The Company's vehicle segment experienced net sales increases of 15.1% and 15.9% for the quarter and nine months, respectively. These increases are attributed to improvements in capacity utilization as well as additions to capacity and overall increases in the recreational vehicle market. The Company's housing segment had a net sales increase for the 1998 quarter of 19.3% and 12.5% for the nine months as demand for the Company's modular housing products continued its upswing and also as the result of increased capacity. Both the vehicle and housing segments experienced increases in the number of units sold and in the average sales price per unit.

COST OF GOODS SOLD

Cost of goods sold increased 15.6% or $23,115,991 for the three months and 14.4% or $62,352,218 for the nine months ended September 30, 1998. The increase for both periods is lower than the increase in net sales. As a percentage of net sales, cost of goods sold decreased .2% and .7% for the quarter and nine months, respectively, from the comparable prior year periods. These percentages reflect improvements over the higher 1997 expenses associated with capacity start-up costs incurred in the vehicle segment and costs associated with the implementation of a 7-day work week production schedule at the Company's largest housing facility.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include selling, delivery, general and administrative expenses, were 7.9% and 8.9% for the 1998 and 1997 quarter, respectively, and 8.4% for the 1998 nine months compared to 8.8% for the comparable period last year. Selling expense, as a percentage of net sales, increased by .2% for the quarter while staying the same for the nine months and delivery expense stayed substantially the same for both comparable periods. General and administrative expenses were 3.2% of net sales for the third quarter compared to 4.3% for the 1997 corresponding quarter and 3.7% of net sales for the nine-month period compared to 4.0% for 1997. The administrative cost percentage decreases for both periods is primarily the result of increasing the Company's bad debt expense in the 1997 quarter by approximately $1.5 million to reflect a slowdown in the overall van conversion industry. The higher administrative cost dollars for the nine month period is associated with three acquired dealerships and to the ongoing implementation of an enterprise computer system.

INTEREST EXPENSE

Interest expense was $641,340 and $1,444,014 for the three and nine-month periods in 1998 compared to $369,581 and $1,164,643 in the same periods last year. Interest expense varies with the amount of long-term debt and the increase in cash surrender value for the Company's investment in life insurance contracts. These life insurance contracts were purchased to fund obligations under deferred compensation agreements with executives and other key employees. The interest costs associated with deferred compensation obligations and with the borrowings against the cash value of the insurance policies are partially offset by increases in cash surrender values.

INVESTMENT INCOME

Investment income decreased $39,053 and increased $242,233 respectively, for the 1998 three and nine-month periods. Investment income is indicative of the amounts of cash and temporary cash investments, as well as, short-term investment activity in 1998 in comparison to 1997.

GAIN (LOSS) ON THE SALE OF PROPERTIES, NET

There was a net loss on the sale of properties for the third quarter of 1998 of $(11,499) compared with a loss of $(87,913) in the same quarter of 1997. The net gain (loss) on the sale of properties for the first nine months was $(55,708) and $45,379 for 1998 and 1997, respectively. These amounts represent the net result of gains or loses recognized upon the disposition of various small properties. Assets are continually analyzed and every effort is made to sell or dispose of properties that are determined to be unproductive.

OTHER INCOME, NET

Other income, net, represents income of $192,463 for the third quarter and $1,127,421 for the nine months compared to income of $187,882 and $368,027 for the 1997 third quarter and nine months, respectively. The most significant variance for the 1998 nine-months was due to the receipt of nontaxable proceeds from corporate owned life insurance.

INCOME TAXES

For the third quarter ended September 30, 1998, the effective tax rate was 34.9% and a year-to-date rate of 33.9% compared with a 1997 third quarter and year-to-date effective tax rate of 35.7% and 35.3%, respectively. The Company's effective tax rate fluctuates based upon the states where sales occur and also with the level of export sales. The first nine months of 1998 was also impacted by the amount of nontaxable income realized from the recognition of corporate owned life insurance proceeds.

LIQUIDITY AND CAPITAL RESOURCES
The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains an unsecured committed line of credit, which totaled $30 million at September 30, 1998, to meet its seasonal working capital needs. At September 30, 1998, there were no borrowings against this line of credit. For the nine months ended September 30, 1998, the major source of cash was from operating activities. The significant items in operating activities were net income, depreciation and an increase in trade accounts payable. The positive cash flow from these items was partially offset by an increase in inventories and accounts receivable. Investing activities reflected a net cash use of $31,492,130. The principal use of cash in investing activities was the acquisition of capital equipment, short-term investments and the acquisition of three businesses (recreational vehicle retail stores). Property and equipment acquisitions consisted principally of the construction of an All American Homes manufacturing facility in the state of Ohio and the purchase of an existing recreational vehicle manufacturing facility in Indiana. Software and additional hardware requirements in connection with the Company's implementation of a new enterprise computer system were also significant capital expenditures. The negative cash flow from financing activities was primarily for purchases of common shares for the treasury, cash dividends and the repayment of long-term debt.

At September 30, 1998, working capital decreased to $135.5 million from $140.3 million at December 31, 1997. The $10.9 million increase in current assets at September 30, 1998 versus December 31, 1997, was primarily due to increased inventories, trade receivables and short-term investments, partially offset by a decrease in cash. The $19.6 million increase in current liabilities was substantially due to increased trade accounts payable. The increases in inventories and trade accounts payable are directly related to the increased sales activity.

OTHER MATTERS

The Year 2000 issue relates to the way computer systems, software and some equipment define calendar dates; they could fail or make miscalculations due to interpreting a date including "00" to mean 1900, not 2000. The Company has determined that certain of its computer software was originally programmed using two digits rather than four to define the applicable year.
As a result, this software may be unable to process transactions beyond December 31, 1999. In 1997, the Company began devoting significant resources to replace the affected software with a new enterprise computer system. The total cost of the project, including hardware, software and consulting related costs, is currently estimated to be in excess of $4.0 million, of which $2.5 million has been incurred as of September 30, 1998. These costs do not include any costs associated with the implementation of contingency plans, which are in the process of being developed.

Due to the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is currently unable to determine whether the consequences of Year 2000 failures will have a material impact on the Company's operations. The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. The Company has initiated a senior management focus team to review possible business system failures that may occur and to design and implement contingency plans. Those business systems considered most critical to continued operations are being given the highest priority. The focus team has begun the process of identifying and communicating with third-party suppliers and customers about their plans and progress in addressing their potential Year 2000 problems. Detailed evaluations will be made and integrated in the overall contingency plans.

The objective of the Company and each of its operating subsidiaries is to have all of their significant business systems, including those that effect facilities and manufacturing activities, functioning properly with respect to Year 2000, before January 1, 2000.

                     PART II. OTHER INFORMATION

Item 5.  Other Information

         At its regular meeting on July 24, 1998, the Board of Directors Elected Robert J. Deputy as the tenth member of the Board.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

             Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

             None

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COACHMEN INDUSTRIES, INC.
                                             (Registrant)

                                   s/s:  GARY L. GROOM
Date: November 13, 1998            _______________________________
                                   Gary L. Groom, Executive Vice
                                    President - Finance (Principal
                                    Financial Officer)

                                   S/S:  WILLIAM M. ANGELO
Date: November 13, 1998            _______________________________
                                   William M. Angelo, Corporate
                                    Controller (Principal Accounting
                                    Officer)