Form 10-K
period 1998-12-31
COACHMEN INDUSTRIES INC
filed 1999-03-26
CIK 21212

FORM 10-K

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998.
                                   OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
     For the transition period from _____ to _____.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes _ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment hereto. X

While it is difficult to determine the number of shares owned by non-affiliates (within the meaning of such term under the applicable regulations of the Securities and Exchange Commission), the registrant estimates that the aggregate market value of the registrant's Common Stock on March 16, 1999 held by non-affiliates was $293.08 million (based upon the closing price on the New York Stock Exchange and an estimate that 90.3% of such shares are owned by non-affiliates).

As of March 16, 1999, 16,644,454 shares of the registrant's
Common Stock were outstanding.

Documents Incorporated by Reference

                                        Parts of Form 10-K into which
            Document                    the Document is Incorporated


Portions of the Proxy Statement for
the Annual Meeting of Shareholders
to be held on April 29, 1999                       Part III

                              Part I.

Item 1.  Business

Coachmen Industries, Inc. (the "Company" or the "Registrant") was incorporated under the laws of the State of Indiana on December 31, 1964, as the successor to a proprietorship established earlier that year. All references to the Company include its wholly owned subsidiaries and divisions.

The Company is one of the largest full-line producers of recreational vehicles ("RVs") and is the largest builder of modular homes in the country. The Company's RVs are marketed under various brand names including Coachmen, Shasta, and Viking through approximately 1,300 independent dealers located in 49 states and internationally and through eight Company-owned dealerships. Modular homes are manufactured by the Company's All American Homes operation which sells homes through approximately 300 builders.

The Company maintains approximately 59 trademarks, which are up for renewal from 1999 through 2008, and approximately 8 patents due to expire between 2001 and 2015. There are no material licenses, franchises, or concessions and no material foreign operations.

The Company operates primarily in two business segments, vehicles and housing. The vehicle segment consists of the manufacture and distribution of Class A and Class C motorhomes, travel trailers, fifth wheel trailers, camping trailers, truck campers, van campers, van and truck conversions and related parts and supplies. The housing segment consists of factory produced modular homes.

The table below sets forth the composition of the Company's net sales for each of the last three years (dollar amounts in thousands):

                            1998          1997          1996
                        Amount    %   Amount    %   Amount    %
   Vehicles:
    Motorhomes         $400,953  53  $346,435  52  $327,802  54
    Travel Trailers     150,632  20   134,045  20   119,268  20
    Camping Trailers     25,686   3    22,527   4    19,013   3
    Truck Campers         3,673   1     4,593   1     2,306   1
    Parts and Supplies   44,804   6    39,941   6    39,327   6

     Total Vehicles     625,748  83   547,541  83   507,716  84

   Housing              130,282  17   114,050  17    98,758  16

     Total             $756,030 100  $661,591 100  $606,474 100

   Note: See Note 2 of Notes to Consolidated Financial Statements regarding segment information on page 27.

Vehicle Segment

The Vehicle Segment consists of recreational vehicles and parts and supplies. The recreational vehicles consists of five divisions: Coachmen Recreational Vehicle Company, Georgie Boy Mfg., Inc., Shasta Industries, Coachmen Automotive and Viking Recreational Vehicles, Inc. Recreational vehicles are either driven or towed and serve as temporary living quarters for camping, travel and other leisure activities. Recreational vehicles may be categorized as motorhomes, travel trailers, camping trailers or truck campers. A motorhome is a self-powered mobile dwelling built on a special heavy-duty chassis. A travel trailer is a mobile dwelling designed to be towed behind another vehicle. Camping trailers are smaller towed units constructed with sidewalls that may be raised up and folded out. Truck campers are designed to be mounted on the bed of a pickup truck.

The Company's principal brand names for its recreational vehicles are Coachmen, Shasta, Viking, Sportscoach, Santara, Catalina, Travelmaster, Cruise Air, Encounter, Cruise Master, Swinger, Pursuit, Custom Swinger, Starflyte, Dearborn, Jimmy, Greenbriar and Saratoga. Other brand names the Company has protected and used and anticipates using in the future include Normandy, Cross Country, Pathfinder and Frolic.

Parts and Supply consists of Viking Formed Products and The Lux Company, Inc. ("Lux") which provide a variety of products to the recreational vehicle and automotive industries, as well as other industries. Viking Formed Products is a diversified manufacturer of fiberglass and thermoplastic parts, including fiberglass van camper tops, raised roofs for van conversions and ground effects produced at its Prodesign operations. Additional products produced include plastic and fiberglass flared fenders, running boards and lower front and rear moldings. Lux manufactures seating products for the recreational vehicle, office and healthcare industries. The largest portion of Lux's sales are in the recreational vehicle seating category, including sofa beds, convertible pit groups, swivel chairs and ergonomic pilot seats. Lux also manufactures managerial, conference, guest and high-back executive chairs. Lux healthcare products encompass end-opening sofas and task chairs for laboratory and emergency care workers.

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

Most dealers' purchases of RVs from the Company are financed through "floor plan" arrangements. Under these arrangements, a bank or other financial institution agrees to lend the dealer all or most of the purchase price of its RV inventory, collateralized by a lien on such inventory. The Company generally executes repurchase agreements at the request of the financing institution. These agreements provide that, for up to twelve months after a unit is financed, the Company will repurchase a unit which has been repossessed by the financing institution for the amount then due to the financing institution, which is usually less than 100% of the dealer's cost. Risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. (See Note 11 of Notes to Consolidated Financial Statements on page 35.) In 1998 the Company terminated its arrangement to guarantee certain obligations of dealers to a financial institution for purchases of the Company's products and no such guarantees exist at December 31, 1998. Over the past three years, the Company has not reported any significant losses from the repurchase agreements or the guarantee arrangement. The Company does not finance retail consumer purchases of its products, nor does it generally guarantee consumer financing.

Housing Segment

The Company's principal brand name in its housing segment is All American Homes. This segment is the largest producer of modular homes in the country and is composed of five All American Homes ("All American") operations strategically located in Indiana, Iowa, North Carolina, Ohio and Tennessee. Together these plants serve approximately 300 builders in 19 states.

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

Employees

At December 31, 1998, Coachmen employed 4,690 persons, of whom 887 were employed in office and administrative capacities. The Company provides group life, dental, vision service, hospitalization, and major medical plans under which the employee pays a portion of the cost. In addition, employees can participate in a stock purchase plan and certain employees can participate in the stock award and stock option plans. The Company considers its relations with employees to be good.

Research and Development

During 1998, the Company spent approximately $4,076,000 on research related to the development of new products and improvement of existing products. The amounts spent in 1997 and 1996 were approximately $3,521,000 and $2,721,000, respectively.

Item 2. Properties

The Registrant owns or leases 3,164,399 square feet of plant and office space, located on 1,178 acres, of which 2,246,853 square feet are used for manufacturing, 340,320 square feet are used for warehousing and distribution, 46,024 square feet are used for research and development, 69,644 square feet are used for customer service and 168,941 square feet are offices. 134,334 square feet are leased to others and 158,283 square feet are available for sale or lease. The Registrant believes that its present facilities, consisting primarily of steel clad, steel frame or wood frame construction and the machinery and equipment contained therein, are well maintained and in good condition.

The following table indicates the location, number and size of the Registrant's properties by segment as of December 31, 1998:

                                                  No. of   Building Area
             Location                   Acreage  Buildings   (Sq. Ft.)

Properties Owned and Used by Registrant:

  Vehicles

     Elkhart, Indiana                     93.7       18       551,645
     Middlebury, Indiana                 518.6       33       763,230
     Fitzgerald, Georgia                  17.0        3        67,070
     Centreville, Michigan               105.0        4        84,865
     Edwardsburg, Michigan                83.0       12       303,254
     Colfax, North Carolina                4.0        2        14,000
     Stuart, Florida                       4.4        1        26,216
     Goshen, Indiana                      18.0        1        80,000
     Lake Park, Georgia                    8.0        1        11,720
     Melbourne, Florida                    8.1        1        32,000
     Grants Pass, Oregon                  24.5        1        62,563
     Marietta, Georgia                     5.2        1        17,400

          Subtotal                       889.5       78     2,013,963

  Housing
     Decatur, Indiana                     43.3        4       286,500
     Dyersville, Iowa                     20.0        1       141,902
     Springfield, Tennessee               45.0        1       131,453
     Rutherfordton, North Carolina        37.8        1       131,497
     Zanesville, Ohio                     23.0        1       129,753

          Subtotal                       169.1        8       821,105

          Total owned                  1,058.6       86     2,835,068

Properties Leased and Used by Registrant:

  Vehicles

     Elkhart, Indiana                     1.6         1         8,000
     Wildwood, Florida                   10.0         1        14,414
     Banning, California                  3.0         1         2,700
     Ft. Myers, Florida                   3.1         1        10,400
     Colfax, North Carolina               1.5         1         1,200
     Grants Pass, Oregon                  9.4         -             -

          Subtotal                       28.6         5        36,714

Properties Owned by Registrant and Leased to Others:

  Vehicles

     Winter Garden, Florida               5.0         1        42,176
     Crooksville, Ohio                   10.0         2        39,310
     Grapevine, Texas                     5.0         4        52,848

          Subtotal                       20.0         7       134,334

Properties Owned by Registrant and Available for Sale or Lease:

  Vehicles

     Perris, California                  15.5         -             -
     Grapevine, Texas                     4.0         -             -
     Longview, Texas                      9.2         -             -

          Subtotal                       28.7         -             -

  Housing

     Montezuma, Georgia                  42.6         2       158,283

          Subtotal                       71.3         2       158,283

          Total                       1,178.4       100     3,164,399

Item 3.  Legal Proceedings

From time to time, the Company is involved in certain litigation arising out of its operations in the normal course of business. The Company believes that there are no claims or litigation pending, the outcome of which will have a material adverse effect on the financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the quarter ended December 31, 1998 to a vote of security holders.

Executive Officers of the Registrant

The following table sets forth the executive officers of the Company, as of December 31, 1998:

       Name                         Position

  *Claire C. Skinner....Chairman of the Board and Chief Executive Officer

  *Keith D. Corson......President and Chief Operating Officer and Director

 **Gary L. Groom........Executive Vice President, Finance, Secretary and
                        Director

  *Gene E. Stout........Executive Vice President, Corporate Development

   * Member of Finance Committee
  ** Resigned effective March 22, 1999

Claire C. Skinner (age 44) has served as Chairman of the Board and Chief Executive Officer since August 1997. Before that, Vice Chairman of the Company since May 1995, and served as Executive Vice President from 1990 to 1995. From 1987 through July 1997, Ms. Skinner served as the President of Coachmen RV, the Company's largest division. Prior to that, she held several management positions in operations and marketing since 1983.

Keith D. Corson (age 63) has served as President and Chief Operating Officer of the Company since November 1991. From June 1991 to November 1991 he served in the position of Office of the President after rejoining the Company. Mr. Corson was owner and President of Koszegi Products, a soft case
manufacturer for the eight years prior to June 1991.   He was a co-founder of
the Company in 1964, and served in several senior management positions from 1964 until 1982, including President of the Company from 1978 until 1982.

Gene E. Stout (age 65) has served as Executive Vice President, Corporate Development of the Company since May 1983. From April 1982 to May 1983 he was Senior Vice President Corporate Planning and Industry Relations. Between 1971 and 1982 he held various management positions with the Company.

                                Part II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters

The following table discloses the high and low closing prices for Coachmen's common stock during the past two years as reported on the New York Stock Exchange, along with information on dividends paid per share during the same periods.

                      High & Low Closing Prices              Dividends Paid
                     1998                 1997              1998        1997

1st Quarter   $28.75   - $20.375   $29.875  -$18.25         $.05        $.05

2nd Quarter    30.00   -  23.4375   19.625  - 15.50          .05         .05

3rd Quarter    27.9375 -  17.3125   19.625  - 16.625         .05         .05

4th Quarter    26.250  -  16.00     22.625  - 19.00          .05         .05

The Company's common stock is traded on the New York Stock Exchange. The number of shareholders of record as of January 31, 1999 was 1,718.

Item 6.  Selected Financial Data

                                Five-Year Summary of Selected Financial Data
                                       -Year Ended December 31-

                   1998         1997         1996         1995         1994

 Net sales    $756,029,526 $661,591,185 $606,474,128 $515,862,065 $394,023,774

 Net income     33,062,608   24,762,624   29,630,813*  17,549,400   14,784,094

Net income per share:
   Basic              1.93         1.44         1.94*        1.18         1.00
   Diluted            1.92         1.42         1.91*        1.17         1.00

Cash dividends
   per share           .20          .20         .185          .14          .12

At year end:

   Total
     assets    268,476,286  259,062,026  227,447,572  150,248,757  125,021,282

   Long-term
     debt       10,191,476   12,591,144   14,841,262   12,117,756    7,023,394

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

The Company's new plant openings have been an important component of its internal growth strategy. In May 1995, the Company opened a new modular housing plant in Tennessee and in May 1996, the Company expanded its modular housing production capacity with the construction of a new facility for the North Carolina housing operation. The construction of a new modular housing facility in Ohio, which began in late 1997, became fully operational in July 1998. Increases in production capacity in 1998 also included an addition to the modular housing plant in Iowa. In March 1996, the Company increased its RV production capacity by opening a new fifth wheel and conventional travel trailer plant in Oregon. Additional travel trailer plants in Indiana became operational in December 1996 and May 1997. These additional plants helped capitalize on the growing market share of value-priced travel trailers. Construction began in 1998 for a new manufacturing facility in Indiana for Class A motorhomes. This new facility is expected to be operational in May 1999.

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

RESULTS OF OPERATIONS
Comparison of 1998 to 1997

Consolidated net sales for 1998 were $756.0 million, an increase of 14.3% over the $661.6 million reported in 1997. The Company's vehicle segment, which includes the parts and supply businesses, experienced a sales increase of 14.3%, while the modular housing segment increased by 14.2%. Sales increases in the vehicle segment are attributed to improvements in capacity utilization, as well as, additions to capacity and overall growth in the recreational vehicle market. Increased capacity in the Company's housing segment also resulted in continued sales growth. The Company's RV and housing segments experienced increases in both the number of units sold and the average sales price per unit. Historically, the Company's first and fourth quarters are the slowest for sales in both segments. See Note 12 of Notes to Consolidated Financial Statements for unaudited interim financial information.

Gross profit for the year increased to $109.9 million, or 14.5% of net sales, from $92.8 million, or 14.0% of net sales in 1997. The increase in gross profit for 1998 was primarily attributable to the increase in net sales. The increase in the gross profit percentage represents higher gross margins from improvements in 1998 over the higher expenses associated with capacity start-up costs incurred in the vehicle segment and costs associated with the implementation of a 7-day work week production schedule at the Company's largest housing facility in 1997.

Operating expenses, which include selling, delivery, general and administrative expenses, were $64.0 million, or 8.5% of net sales in 1998, compared with $57.5 million, or 8.7% of net sales in 1997. Selling and delivery expenses were $36.0 million, or 4.8% of net sales, in 1998 compared with $31.6 million, and 4.8% in 1997. As a percentage of net sales, both selling and delivery expenses remained relatively unchanged. The increase in the cost dollars of selling and delivery expense is substantially due to increased sales. General and administrative expenses were $28.0 million, or 3.7% of net sales in 1998, compared with $25.9 million, or 3.9% of net sales in 1997. The administrative cost percentage decrease is primarily the result of increasing the Company's bad debt expense in 1997 by approximately $1.5 million to reflect a slowdown in the overall van conversion industry. The higher administrative cost dollars for 1998 are associated with three acquired dealerships and to the ongoing implementation of an enterprise computer system.

Operating income was $45.9 million in 1998 compared with $35.3 million in 1997, an increase of 30.3%. This increase is consistent with the overall increase in gross profit of $17.2 million which was partially offset by the $6.5 million increase in operating expenses. The Company's vehicle segment produced operating income of $36.1 million, or 5.8% of vehicle net sales, compared with operating income of $26.7 million, or 4.9% of vehicle net sales in 1997. The modular housing segment generated operating income of $11.4 million in 1998 and $9.7 million in 1997, or 8.7% and 8.5%, respectively, of housing net sales.

Interest expense decreased in 1998 to $1.7 million from $2.5 million in 1997. Investment income decreased to $4.8 million from $5.0 million in 1997. The decrease in interest expense is substantially due to the settlement of examinations by the Internal Revenue Service during 1997. Interest expense varies with the amount of long-term debt and the increase in cash surrender value of life insurance contracts. These life insurance contracts, which were purchased a number of years ago, fund obligations under deferred compensation agreements with executives and other key employees. The interest costs associated with deferred compensation obligations and with the borrowings against the cash surrender value of the insurance policies are partially offset by increases in cash surrender values. The slight decrease in investment income was partially due to interest income from the favorable settlement of open state income tax examinations in 1997. The balance of the decrease in investment income is due to decreased cash and temporary cash investments which were used in investing activities throughout 1998 and the open market purchase of common shares for the treasury.

The net gain on the sales of properties decreased to $46,302 in 1998 from $137,246 in 1997. The variance reflects the result of the amount of gain or loss recognized upon the disposition of various small properties. Assets are continually analyzed and every effort is made to sell or dispose of properties that are determined to be unproductive.

Pretax income was $50.3 million in 1998 compared with $38.8 million in 1997, an increase of 29.5%. The Company's vehicle segment produced pretax income of $36.2 million, or 5.8% of vehicle net sales, compared with pretax income of $26.5 million, or 4.8% of vehicle net sales in 1997. The modular housing segment generated pretax income of $11.2 million in 1998 and $9.3 million in 1997, or 8.6% and 8.2%, respectively, of housing net sales (see Note 2 of Notes to Consolidated Financial Statements).

The provision for income taxes was $17.2 million for 1998 and $14.1 million for 1997, representing an effective tax rate of 34.3%, and 36.2%, respectively. The lower effective rate in 1998 resulted from a large amount of preferred stock dividend income subject to partial exclusion from taxation and an increase in nontaxable Company-owned life insurance proceeds. The Company's effective tax rate also fluctuates based upon the states where sales occur and also with the level of export sales.

Net income for the year ended December 31, 1998 was $33.1 million compared with $24.8 million for the prior year.

Comparison of 1997 to 1996

Consolidated net sales increased $55.1 million, or 9.1% to $661.6 million in 1997 from $606.5 million in 1996. The Company's vehicle segment, which includes the parts and supply group of companies, experienced a net sales increase of 7.8% while the housing segment had a net sales increase of 15.5%. Sales increases in the vehicle segment reflected continued market share gains in all product categories. The increased capacity in the Company's housing segment also resulted in continued sales growth, as well as, gains in market share. Both vehicles and housing experienced increases in unit sales and in the average sales price per unit during 1997.

Gross profit was $92.8 million and was 14.0% of net sales in 1997 compared to $88.5 million and 14.6% reported for 1996. The increase in gross profit for 1997 was primarily due to the increase in net sales. The decrease in the gross profit percentage represented lower gross margins associated with the housing segment from the Tennessee plant and the North Carolina expansion, as well as, implementation of a 7-day workweek at the housing operation in Indiana.

Operating expenses, consisting of selling, delivery, general and administrative expenses, were $57.5 million and $48.8 million, or as a percentage of net sales, 8.7% and 8.1% for 1997 and 1996, respectively. Selling and delivery expenses were $31.6 million in 1997, or 4.8% of net sales, compared with $27.7 million, or 4.6% in 1996. The slight increase in selling expense was primarily due to increased dealer volume sales incentives attributable to increased sales in the housing segment. As a percentage of net sales, delivery expenses remained relatively unchanged. General and administrative expenses were $25.9 million in 1997, or 3.9% of net sales, compared with $21.1 million or 3.5% of net sales in 1996. In 1997, general and administrative expenses included a $1.5 million increase in the bad debt expense reflecting the downturn in the van conversion industry. The Company's parts and supply group primarily supplies componets to this industry.

Operating income was $35.3 million in 1997 compared with $39.7 million in 1996, a decrease of 11.1%. This decrease was consistent with the

$4.2 million increase in gross profit and the overall increase of $8.7 million in operating expenses. The Company's vehicle segment produced operating income of $26.7 million, or 4.9% of vehicle net sales, compared with operating income of $29.9 million, or 5.9% of vehicle net sales in 1996. The modular housing segment generated 1997 operating income of $9.7 million in both 1997 and 1996, or 8.5% and 9.8%, respectively, of housing net sales.

Interest expense for 1997 increased to $2.5 million, or .4% of net sales, from $1.6 million, or .3% of net sales in 1996. Investment income for 1997 increased to $5.0 million from $1.6 million in 1996. The increase in interest expense was substantially due to the settlement of examinations by the Internal Revenue Service during the year, and was mostly offset with an increase in investment income from the favorable settlement of state income tax examinations. The balance of the increase in investment income was basically due to increased cash and short-term investments which were generated by operating activities throughout 1997 and the sale of 2,070,000 shares of common stock in November 1996.

The gain on sale of properties decreased to $137,000 for 1997 from $726,000 for 1996.

Pretax income for the year ended 1997 was $38.8 million compared with $41.5 million for 1996. The Company's vehicle segment produced $26.5 million and $30.3 million of pretax income in 1997 and 1996, respectively. The housing segment produced pretax income of $9.3 million in 1997 and $9.5 million in 1996 (see Note 2 of Notes to Consolidated Financial Statements).

The provision for income taxes was $14.1 million for both 1997 and 1996, representing an effective tax rate of 36.2% and 34.1%, respectively. The lower effective tax rate in 1996 was due to the reversals of federal and state income tax accruals of $250,000 and $550,000, respectively, resulting from favorable settlements of tax examinations.

Net income for the year ended December 31, 1997 was $24.8 million compared to $29.6 million for 1996. The prior year was favorably impacted by a $2.3 million cumulative effect of an accounting change for Company-owned life insurance. See Note 10 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

The Company generally relies on funds from operations as its primary source of working capital and liquidity. In addition, the Company maintains an unsecured committed line of credit, which totaled $30 million at December 31, 1998, to meet its seasonal working capital needs. There were no borrowings against this line of credit during 1998, 1997 and 1996. The Company's operating activities and the sale of common stock in 1996 have been the principal source of cash flows in each of the last three years. Operating cash flows were $14.0 million, for each of these years, net income, adjusted by certain noncash items such as depreciation, was a significant factor in generating operating cash flows. In 1998, net income and depreciation were significantly offset by an $18.8 million increase in inventories. This increase in inventories was directly related to the 14.3% increase in annual sales, including an 11.0% increase in fourth quarter sales volume, as well as, the acquisition of three dealerships during 1998. In 1997, an increase in accounts payable and other current liabilities was basically offset by increases in receivables. In 1996, net income was utilized to fund the increased inventory levels associated with higher sales and production. Investing activities used cash of $42.1 million, $27.1 million and $15.7 million in 1998, 1997 and 1996, respectively. In 1998 and 1997, purchases of marketable securities, net of sales, used $16.3 million and $15.5 million of cash flows. Acquisitions of businesses consumed cash of $9.0 million in 1998 (see Note 9 of Notes to Consolidated Financial Statements). Otherwise the principal use of cash for investing activities in each of the last three years has been property, plant and equipment acquisitions. Major capital expenditures during 1998 included acquisitions, construction of and additions to production facilities for both the vehicle and housing segments, as well as the capitalized cost of hardware and software associated with the ongoing implementation of an enterprise computer system. Major capital expenditures during 1997 were acquisitions of production facilities for the vehicle segment, including properties previously leased, and initiating the construction of a new facility in Ohio for the housing segment. Major capital expenditures during 1996 included an expansion in North Carolina (financed in part by a $5.0 million industrial revenue bond) for the housing segment and a plant opening in Oregon for the vehicle segment. In 1998, the principal use of cash flows from financing activities was the $16.8 million used to purchase common shares under the Company's share repurchase programs. Other financing activities, which used cash in each of the years, were payments of long-term debt and cash dividends. These negative cash flows were partially offset by the issuance of common shares under stock option and stock purchase plans. Financing cash flows for 1996 included $48 million of proceeds from a public sale of the Company's common shares and $5 million of proceeds from the industrial revenue bond mentioned above. For a more detailed analysis of the Company's cash flows for each of the last three years, see the Consolidated Statements of Cash Flows. The Company's cash and temporary cash investments at December 31, 1998 were $23.0 million, or a decrease of $48.4 million from 1997. The Company anticipates that available funds, together with anticipated cash flows generated from future operations and amounts available under its line of credit will be sufficient to fund the Company's planned capital expenditures and other operating cash requirements through the end of 1999. In addition, the Company has $31.3 million of marketable securities, which are invested in public utility preferred stocks under a dividend capture program. These marketable securities can be converted to cash in a short time period.

In 1998, working capital decreased $.6 million, from $140.3 million to $139.7 million. The $4.5 million decrease in current assets at December 31, 1998 versus December 31, 1997 was primarily due to the decrease in cash. The $4.0 million decrease in current liabilities is substantially due to decreases in trade payables.

Year 2000

The Year 2000 issue relates to the way computer systems, software and some equipment define calendar dates; they could fail or make miscalculations due to interpreting a date including "00" to mean 1900, not 2000. In 1997, the Company determined that certain of its computer software was originally programmed using two digits rather than four to define the applicable year. As a result, this software could have been unable to process transactions beyond December 31, 1999. If correction or replacement of the software was not completed in a timely manner, the Year 2000 issue could have a material impact on the Company's operations and could result in an interruption in, or failure of, certain normal business activities or operations.

The assessment phase of the Company's software, systems and equipment began in 1997. It was initially determined that the systems most likely to be affected by the Year 2000 issue were the general accounting systems and
payroll.   To remedy the Year 2000 issue with regard to these areas, the
Company began devoting significant resources to replace the affected software with a new enterprise computer system. It was decided that this enterprise computer system should also be implemented for the manufacturing processes. The Company estimates the implementation status of general accounting systems and payroll to be 100% complete for the testing phase and approximately 95% complete for the implementation phase at December 31, 1998. As of this date, the implementation status for manufacturing processes is estimated to be approximately 70% complete for the vehicle segment and approximately 50% complete for the housing segment. Full testing and implementation of the new computer system for all divisions of the Company is occurring on an ongoing basis throughout 1999 and is expected to be complete in adequate time to enable proper processing of transactions throughout the Company before January 1, 2000.

The Company also initiated a senior management focus team in 1998 to identify and review other possible business system failures that could occur and to assess the need for contingency plans. The focus team is in the process of determining if the Company's equipment with embedded systems is Year 2000 compliant. The focus team does not believe the Company's equipment is, for the most part, calendar-date sensitive. Nonetheless, it has initiated an inventory of all such equipment, including telecommunications equipment and facilities. Those business systems considered most critical to continued operations are being given the highest priority.

The Company believes the key risk factors associated with Year 2000 are those from outside the Company that it cannot directly control, such as the readiness of its key material suppliers, dealers, customers, financial institutions and public infrastructure suppliers. The Company relies on third parties to provide goods and services necessary for the manufacture and distribution of its products. The focus team is in the process of identifying and communicating with third-party suppliers about the status of their compliance with Year 2000. As of December 31, 1998, the Company has not received sufficient response from its thrid-party suppliers to determine the status of their readiness. The Company sells its products to numerous independent dealers. Management believes the risk associated with Year 2000 compliance by the dealers is minimized since the risk is spread among the dealers. Due to the uncertainty of the Year 2000 readiness of third parties, the Company is currently unable to determine whether the consequences of Year 2000 failures of third parties will have a material impact on the Company's operations. While the Company is working diligently to obtain assurance from its mission critical third parties that they will be compliant, there can be no assurance that the systems of any third party on which the Company's operations rely will be timely compliant. Nevertheless, the Company does not anticipate a material impact on its operations from direct interfaces with third parties. The focus team is in the process of assessing the risk and the need to develop contingency plans to address potential disruptions that could be caused by third parties.

The Company believes the worst case scenario for Year 2000 issues would be the disruption or unavailability of utility services. This could hinder or stop the performance of normal business functions, such as manufacturing and selling, and might disrupt retail demand. However, due to the multiple business locations of the Company, its manufacturing facilities, and its owned and independent retail outlets, normal business functions could continue at those locations where utility disruptions or unavailability did not occur. If they do occur, it is expected they will be temporary, and some utility services may be available from remote locations, as through electric grids. The focus team is in the process of determining whether a contingency plan is feasible to mitigate worst case disruptions.

The worst case scenario could include halting of production due to the inability of a single source supplier to deliver a critical product or component. The Company is implementing a contingency plan to identify replacement suppliers if a key supplier is unable to adequately assure the Company that it will be compliant, and to closely monitor inventory levels of critical components. The largest exposure appears to be the Company's interface with chassis manufacturers for order processing. The Company believes these order processing systems to be Year 2000 compliant based on statements from representatives of the companies involved. The chassis suppliers have also advised the Company that the chassis are Year 2000 compliant.

Based on a review of its products by segment, vehicles and housing, the Company has determined that the products it has sold and will continue to sell should not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products.

The objective of the Company and each of its operating subsidiaries is to have all of their significant business systems, including those that affect facilities and manufacturing activities, functioning properly with respect to Year 2000, before January 1, 2000. The total cost is currently estimated to be in excess of $5.0 million, of which approximately $3.4 million has been incurred as of December 31, 1998. Of the amount incurred, $.8 million has been expensed and $2.6 million has been capitalized for new systems and equipment. All costs are being funded through operating cash flows. These costs do not include any costs associated with the implementation of contingency plans. If determined to be feasible, the Company intends to create its contingency plans by September 1999.

Forward Looking Statements

This annual report contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements involve risks and uncertainties, and are dependent on factors which may include, but are not limited to, the availability of gasoline, which can impact sales of recreational vehicles; availability of chassis, which are used in the production of many of the Company's recreational vehicle products; interest rates, which affect the affordability of the Company's products; and also on the state of the recreational vehicle and modular housing industries in the United States. Other factors affecting forward-looking statements include competition in these industries and the Company's ability to maintain or increase gross margins which are critical to the profitability whether there are or are not increased sales; and the Company's ability to make its software and equipment year 2000 compliant.

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


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. The Company has not utilized its line of credit facilities during the past three years and, accordingly, changes in interest rates would only impact the Company's long-term debt. At
December 31, 1998, the Company had $12.3 million of long-term debt, consisting of industrial development revenue bonds and promissory notes, all of which have variable or floating rates. The Company's marketable securities consist of public utilities preferred stocks which pay quarterly fixed rate dividends. These financial instruments are subject to market risk in that changes in interest rates would impact the market value of the preferred stocks. As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company utilizes U.S. Treasury bond future options as a protection against the impact of increases in interest rates on the fair value of the Company's investments in these fixed rate preferred stocks.
Outstanding options are marked to market with market value changes recognized in current earnings. The U.S. Treasury bond futures options generally have terms ranging from 90 to 180 days. Based on the Company's overall interest rate exposure at December 31, 1998, including variable or floating rate debt and derivatives used to hedge the fair value of fixed rate preferred stocks, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of December 31, 1998, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements                                  Page

Financial Statements:
   Report of Independent Accountants                            17
   Consolidated Balance Sheets at December 31, 1998 and 1997   18-19
   Consolidated Statements of Income and Retained Earnings
     for the years ended December 31, 1998, 1997 and 1996       20
   Consolidated Statements of Cash Flows for the years
     ended December 31, 1998, 1997 and 1996                    21-22
   Notes to Consolidated Financial Statements                  23-36

Financial Statement Schedule:
   II - Valuation and Qualifying Accounts for the years
     ended December 31, 1998, 1997 and 1996                      37

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Coachmen Industries, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Coachmen Industries, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 1996 the Company changed its method of accounting for its investments in life insurance contracts.

                                     /s/ PricewaterhouseCoopers LLP
                                     -------------------------------
                                         PricewaterhouseCoopers LLP

South Bend, Indiana
January 29, 1999

Coachmen Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 1998 and 1997

Assets
                                                1998           1997

CURRENT ASSETS
  Cash and temporary cash investments       $ 23,009,502   $ 71,427,918
  Marketable securities                       31,279,433     15,852,718
  Trade receivables, less allowance for
   doubtful receivables 1998 - $768,000
   and 1997 - $1,354,000                      27,584,551     25,212,595
  Other receivables                            1,838,171      2,980,257
  Refundable income taxes                      3,741,000      1,761,000
  Inventories                                 93,349,453     68,416,006
  Prepaid expenses and other                   1,341,175      1,247,973
  Deferred income taxes                        3,268,000      3,040,000

    Total current assets                     185,411,285    189,938,467

PROPERTY AND EQUIPMENT, at cost
  Land and improvements                       11,016,684      9,041,817
  Buildings and improvements                  53,761,414     39,950,161
  Machinery and equipment                     19,712,798     16,874,788
  Transportation equipment                    11,175,667     10,159,168
  Office furniture and fixtures                8,850,146      5,712,961

                                             104,516,709     81,738,895

  Less, Accumulated depreciation              41,444,585     35,137,268

                                              63,072,124     46,601,627

OTHER ASSETS
  Real estate held for sale                    2,622,218      4,188,063
  Rental properties                            1,371,915      2,000,218
  Intangibles, less accumulated amortization
   1998 - $516,913 and 1997 - $516,469         4,553,105      4,927,807
  Deferred income taxes                          579,000        569,000
  Other                                       10,866,639     10,836,844

                                              19,992,877     22,521,932

    TOTAL ASSETS                            $268,476,286   $259,062,026

The accompanying notes are a part of the consolidated financial statements.

Liabilities and Shareholders' Equity
                                                 1998          1997

CURRENT LIABILITIES
  Current maturities of long-term debt       $  2,125,175  $  2,258,519
  Accounts payable, trade                      18,997,193    22,818,303
  Accrued wages, salaries and commissions       4,357,878     4,876,790
  Accrued dealer incentives                     3,783,628     3,226,255
  Accrued warranty expense                      6,138,081     6,013,528
  Accrued income taxes                          1,509,429     1,529,543
  Accrued insurance                             1,862,811     2,319,518
  Other accrued liabilities                     6,943,999     6,633,762

    Total current liabilities                  45,718,194    49,676,218

LONG-TERM DEBT                                 10,191,476    12,591,144
OTHER                                           7,108,956     6,658,872

    Total liabilities                          63,018,626    68,926,234

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000,000 shares; issued 1998 - 20,842,568
   shares and 1997 - 20,689,214 shares          89,105,324   87,519,740
  Additional paid-in capital                     3,866,398    3,012,596
  Retained earnings                            145,613,994  115,984,289
  Treasury shares, at cost, 1998 - 4,257,985
    shares and 1997 - 3,387,648 shares         (33,128,056) (16,380,833)

    Total shareholders' equity                 205,457,660   190,135,792

    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                    $268,476,286  $259,062,026

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Income and Retained Earnings for the years ended December 31, 1998, 1997 and 1996

                                         1998         1997         1996

Net sales                            $756,029,526  $661,591,185 $606,474,128
Cost of goods sold                    646,118,708   568,836,172  517,966,127

    Gross profit                      109,910,818    92,755,013   88,508,001

Operating expenses:
  Selling and delivery                 35,973,828    31,605,666   27,719,131
  General and administrative           28,009,137    25,889,028   21,116,814

                                       63,982,965    57,494,694   48,835,945

    Operating income                   45,927,853    35,260,319   39,672,056

Nonoperating income (expense):
  Interest expense                     (1,738,608)   (2,544,021)  (1,572,092)
  Investment income                     4,831,102     4,975,360    1,615,442
  Gain on sale of properties, net          46,302       137,246      726,023
  Other income, net                     1,223,959       996,720    1,041,401

                                        4,362,755     3,565,305    1,810,774
    Income before income taxes
      and cumulative effect
      of accounting change             50,290,608    38,825,624   41,482,830

Income taxes                           17,228,000    14,063,000   14,146,000

    Income before cumulative effect
      of accounting change             33,062,608    24,762,624   27,336,830

Cumulative effect of accounting
  change for Company-owned life
  insurance policies                       -             -         2,293,983

    Net income                         33,062,608    24,762,624   29,630,813

Retained earnings,
  beginning of year                   115,984,289    94,670,593   67,824,816

Cash dividends (per common share:
  1998 - $.20, 1997 - $.20 and
  1996 - $.185)                        (3,432,903)   (3,448,928)  (2,785,036)

Retained earnings, end of year       $145,613,994  $115,984,289 $ 94,670,593

Earnings per common share:
  Income before cumulative
    effect of accounting change:
      Basic                          $       1.93  $       1.44  $       1.79
      Diluted                                1.92          1.42          1.76
  Net income:
      Basic                                  1.93          1.44          1.94
      Diluted                                1.92          1.42          1.91

The accompanying notes are a part of the consolidated financial statements.

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 1998, 1997 and 1996

                                         1998          1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                         $ 33,062,608  $ 24,762,624  $ 29,630,813
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Depreciation                      7,573,730     6,696,517     5,487,528
      Amortization and write-off of
        intangibles                       374,702       136,106       135,592
      Provision for (recovery of)
        doubtful receivables             (175,085)    1,616,801       158,024
      Net realized and unrealized
        losses on marketable
        securities and derivatives        902,073       194,663          -
      Gain on sale of properties, net     (46,302)     (137,246)     (726,023)
      Gain on insurance settlement           -             -         (393,014)
      Cumulative effect of
        accounting change                    -             -       (2,293,983)
      Increase in cash surrender value
        of life insurance policies       (955,983)   (1,017,007)   (1,087,678)
      Deferred income taxes              (238,000)      171,000      (240,000)
      Other                              (202,691)      236,388       113,666
      Changes in certain assets and
        liabilities, net of effect
        of acquisitions:
          Receivables, excluding
            current portion of notes   (1,545,151)   (7,280,485)     (875,253)
          Inventories                 (18,847,990)      394,046   (11,077,327)
          Prepaid expenses and other      (93,202)     (317,729)      640,248
          Accounts payable, trade      (3,821,110)    8,285,355    (3,902,614)
          Income taxes - accrued
            and refundable             (2,000,114)    1,005,492    (1,711,749)
          Other current liabilities        16,544     1,987,375     1,447,503
              Net cash provided by
                operating activities   14,004,029    36,733,900    15,305,733

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of marketable securities     152,125,749    36,534,842          -
    Sale of properties                  4,103,886     1,644,501       925,452
    Insurance settlement                     -             -        2,821,014
  Acquisitions of:
    Marketable securities            (168,454,538)  (52,082,223)         -
    Property and equipment            (22,196,199)  (14,202,539)  (14,919,168)
    Real estate held for sale and
      rental properties                      -             -       (1,861,458)
    Businesses                         (9,001,812)         -       (1,852,596)
  Collections (advances) on notes
    receivable, net                        97,906       553,399    (1,136,340)
  Other                                 1,232,961       417,304       305,732
              Net cash (used in)
                investing activities  (42,092,047)  (27,134,716)  (15,717,364)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt               -             -        5,000,000
  Payments of long-term debt           (2,533,012)   (2,270,118)   (2,092,447)
  Sale of common stock, net of
    offering expenses                        -             -       47,970,779
  Issuance of common shares under
    stock option and stock
    purchase plans                      1,585,584     1,271,698     1,126,061
  Tax benefit from stock
    options exercised                     814,175       654,681       620,431
  Cash dividends paid                  (3,432,903)   (3,448,928)   (2,785,036)
  Purchases of common shares
    for treasury                      (16,764,242)     (827,500)         -
              Net cash provided by
               (used in) financing
               activities             (20,330,398)   (4,620,167)   49,839,788

Consolidated Statements of Cash Flows (Concluded) for the years ended December 31, 1998, 1997 and 1996

                                        1998           1997          1996
Increase (decrease) in cash and
    temporary cash investments       (48,418,416)     4,979,017    49,428,157

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of year                   71,427,918     66,448,901    17,020,744

  End of year                        $23,009,502   $ 71,427,918  $ 66,448,901

Supplemental disclosures of cash flow
  information:
    Cash paid during the year for:
      Interest                       $ 1,708,500   $  1,272,000  $  2,018,000
      Income taxes                    19,070,700     13,142,000    15,628,000

The accompanying notes are a part of the consolidated financial statements.

Coachmen Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.  NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

Nature of Operations - Coachmen Industries, Inc. and its subsidiaries (the "Company") manufacture a full line of recreational vehicles and van conversions through seven divisions with manufacturing facilities located in Indiana, Georgia, Michigan and Oregon. These products are marketed through a nationwide dealer network. The Company's housing segment, with locations in Indiana, Iowa, North Carolina, Ohio and Tennessee, supply modular housing to builder/dealers in nineteen adjoining states.

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

Revenue Recognition - Sales are recognized as revenue upon shipment.

Cash Flows and Noncash Activities - For purposes of the consolidated statements of cash flows, cash and temporary cash investments include cash, cash investments and any highly liquid investments purchased with original maturities of three months or less. In connection with business acquisitions in 1998, the Company assumed $800,000 of liabilities of the sellers (see
Note 9). For each of the three years in the period ended December 31, 1998, the Company issued common shares with a market value of $56,646, $67,276 and $55,665, respectively, in lieu of cash compensation. The Company recognizes a tax benefit in additional paid-in capital from exercise of stock options (see
Note 6).

Concentrations of Credit Risk - Financial instruments which potentially subject the Company to credit risk consist primarily of cash and temporary cash investments and trade receivables.

At December 31, 1998 and 1997, cash and temporary cash investments include approximately $11.5 million and $42.8 million, respectively, invested in variable rate demand notes with a seven-day put option. In addition, cash and temporary cash investments include $9.6 million and $28.1 million invested in a money market mutual fund at December 31, 1998 and 1997, respectively.

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

Coachmen Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

Marketable Securities - Marketable securities consist of public utility preferred stocks which pay quarterly cash dividends. The preferred stocks are part of a dividend capture program whereby preferred stocks are bought and held for the purpose of capturing the quarterly preferred dividend. The securities are then sold and the proceeds reinvested again in preferred stocks. The Company's dividend capture program is a tax planning strategy to maximize dividend income which is 70% excludable from taxable income under the Internal Revenue Code and related state tax provisions. As a result, a dividend recapture program generally provides a higher after-tax return than other short-term investment alternatives. The Company accounts for its marketable securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. The Company's marketable securities at December 31, 1998 and 1997 are classified as availabale-for-sale and, accordingly, are carried at fair value with net unrealized appreciation (depreciation) recorded as a separate component of shareholders' equity. At December 31, 1998 and 1997, the cost of marketable securities approximated their fair value and, accordingly, the Company recognized no unrealized appreciation (depreciation). The cost of securities sold is determined by the specific identification method.

The Company utilizes U.S. Treasury bond futures options as protection against the impact of increases in interest rates on the fair value of the Company's investments in marketable securities (fixed rate preferred stocks). The options are marked to market with market value changes recognized in the statements of income in the period of change.

Investment income consists of the following:

                                       1998            1997           1996

  Interest income                   $3,184,394      $4,602,030     $1,615,442
  Dividend income on
    preferred stocks                 2,548,781         567,993           -
  Net realized gains (losses)
    on sale of preferred stocks       (119,806)        206,569           -
  Net realized losses on closed U.S.
    Treasury bond futures options     (596,691)       (401,232)          -
  Unrealized losses on open U.S.
    Treasury bond futures options     (185,576)           -              -

       Total                        $4,831,102      $4,975,360     $1,615,442

Fair Value of Financial Instruments - The carrying amounts of cash and temporary cash investments, receivables and accounts payable approximated fair value as of December 31, 1998 and 1997, because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of December 31, 1998 and 1997, based upon terms and conditions currently available to the Company in comparison to terms and conditions of the existing long-term debt. The Company has investments in life insurance contracts to fund obligations under deferred compensation agreements (see Note 7). At December 31, 1998 and 1997, the carrying amount of these policies, which equaled their fair value, was $10.6 million and $9.9 million, respectively (cash surrender values of $24.3 million and $22.6 million, net of $13.7 million and $12.7 million of policy loans, respectively).

Coachmen Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

At December 31, 1998, the carrying amounts of U.S. Treasury bond futures options, which aggregated $131,485, represented fair value since these futures options are marked to market at the end of each reporting period.

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

Real Estate Held For Sale - Real estate held for sale represents real properties which are carried at the lower of estimated realizable value or cost less accumulated depreciation. As of December 31, 1998 and 1997, the carrying value of real estate held for sale (and the related accumulated depreciation) aggregated $2,742,169 ($119,951) and $4,451,596 ($263,533), respectively.

Rental Properties - Rental properties represent owned facilities which are currently leased to others under lease agreements with expiring terms through August 31, 2002. Certain of the lease agreements contain options for the lessee to renew the lease or purchase the facilities. Lease income for the years ended December 31, 1998, 1997 and 1996 aggregated $239,103, $302,931 and $256,855, respectively. Future minimum annual lease income under these lease agreements is as follows: 1999 - $337,250, 2000 - $186,000, 2001 -
$186,000 and 2002 - $124,000. The rental properties are carried at cost less accumulated depreciation, which is not in excess of net realizable value.
The rental properties are depreciated by the straight-line method over the estimated useful lives of the assets (15 - 20 years). At December 31, 1998 and 1997, the cost of rental properties (and the related accumulated depreciation) aggregated $2,259,991 ($888,076) and $2,859,991 ($859,773), respectively.

Intangibles - Intangibles represent the excess of cost over the fair value of net assets of businesses acquired ("goodwill"), and are being amortized over a 40-year period by the straight-line method.

Evaluation of Impairment of Long-Lived Assets - In accordance with SFAS
No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired. The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected net future cash inflows resulting from use of the assets. During the year ended December 31, 1998, the Company determined because of recurring losses and a forecast of negative undiscounted future cash flows that the carrying value of goodwill of one of its Company-owned dealerships was impaired. Accordingly, the Company charged-off the $238,596 of remaining unamortized goodwill.

Coachmen Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Concluded.

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

Research and Development Expenses - Research and development expenses charged to operations were approximately $4,706,000, $3,521,000 and $2,721,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

Comprehensive Income - The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. The adoption of SFAS No. 130 had no impact on the Company's consolidated financial statements since there are no components of comprehensive income that are not already included in net income.

Business Segments - In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and changes how segments are defined for disclosure purposes to reflect the way internal information is used by management to make operating decisions and assess performance of the enterprise's reportable segments. The adoption of SFAS No. 131 did not affect results of the operations or finanacial position but did affect the disclosure of segment information (see
Note 2).

New Accounting Pronouncement - On June 15, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company utilizes U.S. Treasury bond futures options, which are derivative instruments, and changes in market value are recognized in current earnings. Accordingly, management of the Company anticipates that, due to its limited use of derivative instruments and the fact that changes in fair value are currently recognized in earnings, that the adoption of SFAS No. 133 will not have a significant effect on the Company's financial statements.

Coachmen Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

2. SEGMENT INFORMATION.

In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's two reportable segments are: Vehicles (recreational, vans and specialized), including related parts and supplies, and Housing (modular).
The Company evaluates the performance of its segments and allocates resources
to them based on pretax income.   The accounting policies of the segments are
the same as those described in Note 1 and there are no inter-segment revenues. Differences between reported segment amounts and corresponding consolidated totals represent corporate expenses for administrative functions and costs or expenses relating to property and equipment that are not allocated to segments.

The table below presents information about segments used by the chief operating decision maker of the Company for the years ended December 31:

                                     1998            1997           1996
    Net sales:
         Vehicles                $625,747,168    $547,540,761   $507,715,622
         Housing                  130,282,358     114,050,424     98,758,506

           Consolidated total    $756,029,526    $661,591,185   $606,474,128

    Pretax income:
         Vehicles                $ 36,155,968    $ 26,489,637   $ 30,315,135
         Housing                   11,163,896       9,332,259      9,475,743
         Other reconciling items    2,970,744       3,003,728      1,691,952

           Consolidated total    $ 50,290,608    $ 38,825,624   $ 41,482,830

    Total assets:
         Vehicles                $141,657,538    $114,171,173   $109,701,864
         Housing                   38,948,016      30,161,106     31,406,963
         Other reconciling items   87,870,732     114,729,747     86,338,745

           Consolidated total    $268,476,286    $259,062,026   $227,447,572

The following specified amounts are included in the measure of segment pretax income or loss reviewed by the chief operating decision maker:

                                     1998            1997          1996

    Interest expense:
         Vehicles                $    474,377    $    554,739   $    569,491
         Housing                      354,564         423,641        259,928
         Other reconciling items      909,667       1,565,641        742,673

            Consolidated total   $  1,738,608    $  2,544,021   $  1,572,092

    Depreciation:
         Vehicles                $  4,216,336    $  3,657,050   $  2,931,270
         Housing                    2,582,548       2,477,634      2,140,587
         Other reconciling items      774,846         561,833        415,671

           Consolidated total    $  7,573,730    $  6,696,517   $  5,487,528

Coachmen Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

3.  INVENTORIES.

    Inventories consist of the following:
                                                     1998            1997

      Raw materials                              $29,691,805    $ 19,437,977
      Work in process                             11,511,459       9,327,308
      Finished goods                              52,146,189      39,650,721

        Total                                    $93,349,453    $ 68,416,006

4.  SHORT-TERM BORROWINGS.

At December 31, 1998 and 1997, the Company has an unsecured bank line of credit aggregating $30 million with interest on outstanding borrowings payable monthly at a rate of LIBOR plus a margin of .50% to .75%. There were no outstanding borrowings under this bank line of credit during 1998, 1997 and 1996.

5:  LONG-TERM DEBT.

    Long-term debt consists of the following:
                                                    1998           1997
      Obligations under industrial development
      revenue bonds, variable rates, with
      various maturities through 2011            $ 8,500,000    $ 9,807,836

      Promissory notes payable, issued or
      assumed in the acquisition of a business,
      principal payable in annual installments
      through January 2001, interest payable
      monthly at the prime rate (7.75% at
      December 31, 1998), unsecured                3,816,651      5,041,827

        Total                                     12,316,651     14,849,663

       Less, Current maturities                    2,125,175      2,258,519

        Long-term debt                           $10,191,476    $12,591,144

Aggregate maturities of long-term debt for each of the next five years ending December 31 are as follows: 1999 - $2,125,175; 2000 - $1,825,174; 2001 -
$1,766,302; 2002 - $400,000 and 2003 - $400,000.

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

6. COMMON STOCK MATTERS AND EARNINGS PER SHARE.

Stock Offering

In November 1996, the Company completed a public stock offering consisting of 2,070,000 shares of its common stock at $24.50 per share. Net of underwriting fees and offering expenses, proceeds to the Company aggregated $48 million.

Coachmen Industries, Inc. and Subsidiaries

6. COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.

Stock Award Program

On October 19, 1998, the Board of Directors approved a Stock Award Program which provides for the awarding to key employees of up to 109,000 shares of common stock from shares reserved under the Company's stock option plan. On December 1, 1998, the Company awarded 63,600 shares to certain employees, subject to the terms, conditions and restrictions of the award program.
The shares are issuable in four annual installments of 25% beginning one year from the date of grant. The Company will recognize compensation expense over the term of the awards.

Stock Option Plan

The Company's stock option plan provides for the granting of options to eligible key employees to purchase common shares. Under terms of the plan, the Company may grant incentive stock options or non-qualified stock options. The option price for options granted to key employees is an amount per share of not less than the fair market value per share on the date of granting the option. No such options may be exercised during the first year after grant, and are exercisable cumulatively in four installments of 25% each year thereafter.

The following table summarizes stock option activity:
                                                                   Weighted-
                                                                    Average
                                                   Number          Exercise
                                                 of Shares           Price

  Outstanding, January 1, 1996                     574,900          $ 6.95
   Granted                                         251,800           12.61
   Canceled                                        (14,100)           7.65
   Exercised                                      (165,500)           5.88

 Outstanding, December 31, 1996                    647,100            9.36
   Granted                                         222,550           19.53
   Canceled                                        (47,700)          11.81
   Exercised                                      (147,425)           6.94

 Outstanding, December 31, 1997                    674,525           13.07
   Granted                                         176,900           24.46
   Canceled                                        (51,875)          11.05
   Exercised                                      (138,412)           9.19

 Outstanding, December 31, 1998                    661,138           16.77

Options outstanding at December 31, 1998 are exercisable at prices ranging from $6.44 to $27.13 per share and have a weighted average remaining contractual life of 2.74 years. The following table summarizes information about stock options outstanding at December 31, 1998.

Coachmen Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

6. COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.

                            Options Outstanding         Options Exercisable
                                  Weighted-
                       Number      Average  Weighted-   Number      Weighted-
                  Outstanding at  Remaining  Average Exercisable at  Average
      Range of      December 31, Contractual Exercise December 31,   Exercise
   Exercise Price        1998       Life       Price       1998        Price

   $ 6.44 -  9.00      138,700        .9      $ 8.01     114,600       $ 8.01
     9.01 - 15.00      120,975       2.1       11.03      60,488        11.03
    15.01 - 25.00      237,763       3.2       19.40      67,578        19.35
    25.01 - 27.13      163,700       4.1       24.62         250        27.13

                       661,138                           242,916

At December 31, 1997 and 1996, there were exercisable options to purchase 209,181 and 178,638 shares at weighted-average exercise prices of $8.97 and $6.62, respectively. The weighted-average grant-date fair value of options granted during the years ended December 31, 1998, 1997 and 1996 was $6.99, $4.81 and $3.08, respectively. As of December 31, 1998, 423,625 shares were reserved for the granting of future stock options and awards, compared with 612,250 shares at December 31, 1997.

Had the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been:
                                         1998         1997         1996

   Pro forma net income               $32,656,000  $24,533,000  $29,512,000
   Pro forma net income per share:
     Basic                                   1.91         1.42         1.93
     Diluted                                 1.89         1.41         1.90

The pro forma amounts and the weighted-average grant-date fair-value of options granted were estimated using the Black-Scholes option-pricing model with the following assumptions:
                                            1998         1997        1996

   Risk free interest rate                  5.04%        6.00%       6.00%
   Expected life                         2.75 years   2.75 years   2.75 years
   Expected volatility                      37.9%        30.7%       30.7%
   Expected dividends                        1.0%         1.2%        1.2%

Stock Purchase Plan

The Company has an employee stock purchase plan under which a total of 547,141 shares of the Company's common stock are reserved for purchase by full-time employees through payroll deductions, cash payments, or a combination of both at a price equal to 90% of the market price of the Company's common stock on the purchase date. As of December 31, 1998, there were 317 employees actively participating in the plan. Since its inception, a total of 252,859 shares have been purchased by employees under the plan. Certain restrictions in the plan limit the amount of payroll deductions and cash payments an employee may make in any one quarter. There are also limitations as to the amount of ownership in the Company an employee may acquire under the plan.

Coachmen Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

6. COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options and stock awards. The number of shares used in the computation of basic and diluted earnings per share are as follows:

                                 1998           1997           1996

           Basic              17,131,846     17,238,353     15,280,578
           Diluted            17,260,768     17,401,402     15,494,731

   Changes in Common Shares, Additional Paid-In Capital and Treasury Shares

                                                    Additional
                                          Common      Paid-in      Treasury
                                          Shares      Capital       Shares

     Balance, January 1, 1996          $37,151,202  $ 1,664,889  $(15,603,679)

     Sale of 2,070,000 common shares,
        net of offering expenses        47,970,779         -             -

     Issuance of 9,472 common
        shares under employee
        stock purchase plan                152,646         -             -

     Issuance of 4,008 common
        shares from treasury                  -          28,423        27,242

     Issuance of 165,500 common
        shares upon the exercise
        of stock options                   973,415         -             -

     Tax benefit from exercise
        of stock options                      -         620,431          -

     Balance, December 31, 1996         86,248,042    2,313,743   (15,576,437)

     Issuance of 14,145 common
        shares under employee
        stock purchase plan                249,144         -             -

     Issuance of 3,348 common
        shares from treasury                  -          44,172        23,104

     Issuance of 147,425 common
        shares upon the exercise
        of stock options                 1,022,554         -             -

     Acquisition of 50,000 common
        shares for treasury                   -            -         (827,500)

     Tax benefit from exercise
         of stock options                     -         654,681          -

     Balance, December 31, 1997         87,519,740    3,012,596   (16,380,833)

Coachmen Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

6. COMMON STOCK MATTERS AND EARNINGS PER SHARE, Concluded.

                                                    Additional
                                          Common      Paid-in      Treasury
                                          Shares      Capital       Shares
     Issuance of 14,942 common
        shares under employee
        stock purchase plan                312,949         -             -

     Issuance of 2,491 common
        shares from treasury                  -          39,627        17,019

     Issuance of 138,412 common
        shares upon the exercise
        of stock options                 1,272,635         -             -

     Acquisition of 872,828 common
        shares for treasury                   -            -      (16,764,242)

     Tax benefit from exercise
         of stock options                     -         814,175          -

     Balance, December 31, 1998        $89,105,324  $ 3,866,398  $(33,128,056)

       Shareholder Rights Plan

On January 19, 1990, the Board of Directors adopted a shareholder rights plan and declared a dividend distribution of one common share purchase right on each outstanding common share. Such rights only become exercisable, or transferable apart from the common shares, (i) ten days after a person or group of persons ("Acquiring Person") acquires or obtains the right to acquire beneficial ownership of 20% or more of the Company's common shares or
(ii) ten business days (or such later date established by the Board) following the commencement of a tender offer or exchange offer for 20% or more of the Company's common shares. Upon the occurence of certain events and after the rights become exercisable, each right would, subject to certain adjustments and alternatives, entitle the rightholder to purchase the number of common shares of the Company or the acquiring company having a market value of twice the $15 exercise price of the right (except that the Acquiring Person would not be able to purchase common shares of the Company on these terms). The rights are nonvoting, may be redeemed by the Company at a price of $.005 per right at any time prior to the date on which an Aquiring Person acquires 20% or more of the Company's common shares and expire February 15, 2000.

7. INCENTIVE AND DEFERRED COMPENSATION PLANS.

The Company has incentive compensation plans for its officers and other key management personnel. The amounts charged to expense for the years ended December 31, 1998, 1997 and 1996 aggregated $3,345,719, $2,870,270 and
$2,662,668, respectively.

The Company has established a deferred compensation plan for executives and other key employees. The plan provides for benefit payments upon termination of employment, retirement, disability, or death. The Company recognizes the cost of this plan over the projected service lives of the participating employees based on the present value of the estimated future payments to be

Coachmen Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

7. INCENTIVE AND DEFERRED COMPENSATION PLANS, Concluded.

made. The plan is funded by insurance contracts on the lives of the participants, and investments in insurance contracts (included in other assets) aggregated $10.6 million and $9.9 million as of December 31, 1998 and 1997, respectively. The deferred compensation obligations, which aggregated $7,323,221 and $6,913,896 as of December 31, 1998 and 1997, respectively, are included in other non-current liabilities, with the current portion
($335,351 and $341,514 at December 31, 1998 and 1997, respectively) included in other accrued liabilities.

All full-time employees of the Company (subject to certain eligibility restrictions) are eligible to participate in the Coachmen Assisted Retirement For Employees (C.A.R.E.) program which provides a mechanism for each eligible employee to establish an individual retirement account and receive matching contributions from the Company based on the amount contributed by the employee, the employee's years of service and the profitability of the Company. Company matching contributions charged to expense under the C.A.R.E. program aggregated $856,689, $724,541 and $704,173 for the years ended December 31, 1998, 1997 and 1996, respectively.

8. INCOME TAXES.

    Income taxes are summarized as follows:

                                     1998         1997         1996
      Federal:
        Current                   $16,040,000  $12,765,000  $13,553,000
        Deferred                     (209,000)     150,000     (210,000)

                                   15,831,000   12,915,000   13,343,000

      State:
        Current                     1,426,000    1,127,000      833,000
        Deferred                      (29,000)      21,000      (30,000)

                                    1,397,000    1,148,000      803,000

          Total                   $17,228,000  $14,063,000  $14,146,000

    The following is a reconciliation of the provision for income taxes computed at the federal statutory rate (35%) to the reported provision for income taxes:
                                     1998         1997         1996
    Computed federal income tax
      at federal statutory rate   $17,602,000  $13,589,000  $14,519,000
    Changes resulting from:
      Increase in cash surrender
        value of life insurance
        contracts                    (245,000)    (356,000)    (381,000)
      Foreign Sales Corporation
        subject to lower tax rate    (315,000)    (396,000)    (310,000)
      State income taxes, net of
        federal income tax benefit    908,000      746,000      522,000
      Preferred stock dividend
        exclusion                    (548,000)    (139,000)        -
      Other, net                     (174,000)     619,000     (204,000)

          Total                   $17,228,000  $14,063,000  $14,146,000

Coachmen Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

8. INCOME TAXES, Concluded.

    The components of the net deferred tax assets are as follows:

                                                   1998          1997

         Current deferred tax asset (liability):
           Accrued warranty expense              $2,495,000    $2,455,000
           Receivables                              138,000      (126,000)
           Other                                    635,000       711,000

               Net current deferred
                 tax asset                       $3,268,000    $3,040,000

         Noncurrent deferred tax
          asset (liability):
           Receivables                           $ (335,000)   $     -
           Deferred compensation                  2,929,000     2,765,000
           Property and equipment                (1,347,000)   (1,584,000)
           Intangible assets                       (668,000)     (612,000)

               Net noncurrent deferred
                 tax asset                       $  579,000    $  569,000

9.  ACQUISITIONS.

On February 3, 1998, the Company acquired certain assets and the operations of three retail recreational vehicle dealerships, two located in Florida and one in Georgia. The assets acquired consisted of new and used unit inventories, parts inventories, real and personal property and other miscellaneous assets. The purchase price, which aggregated $9.8 million and approximated the fair value of the acquired assets, consisted of $9.0 million in cash and the assumption of certain liabilities of the sellers. The acquisitions were accounted for as a purchase and the operating results of the acquired businesses are included in the Company's consolidated financial statements from the date of acquisition. Pro forma financial information has not been presented as it is not materially different from the Company's historical results.

In September 1996, the Company acquired a recreational vehicle dealership for $1.9 million cash, which approximated the fair value of the acquired assets. The acquisition, which has been accounted for as a purchase, was immaterial to the Company's consolidated financial statements.

10. ACCOUNTING CHANGE.

Effective January 1, 1996, the Company changed its method of accounting for its investments in life insurance contracts which were purchased to fund liabilities under deferred compensation agreements with executives and other key employees. Prior to January 1, 1996, the Company accounted for its investments in life insurance contracts by capitalizing premiums under the ratable charge method (a method of accounting which was acceptable when the insurance contracts were originally acquired and continued to be acceptable for contracts acquired prior to November 14, 1985). Effective January 1, 1996, the Company changed to the cash surrender value method of accounting which is the preferred method under generally accepted accounting principles, as this method more accurately reflects the economic value of the contracts. On January 1, 1996, the Company recorded a $2.3 million noncash credit for the cumulative effect of this accounting change ($.15 per share for both basic and diluted earnings per share for the year ended December 31, 1996)

Coachmen Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

11: COMMITMENTS AND CONTINGENCIES.

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

Future minimum annual lease commitments at December 31, 1998 aggregated $1,088,000 and are payable as follows: 1999 - $426,000; 2000 - $317,000;
2001 - $128,000; 2002 - $78,000; 2003 - $55,000 and thereafter - $84,000.
Total rental expense for the years ended December 31, 1998, 1997 and 1996 aggregated $1,149,000, $1,472,000 and $1,754,000, respectively.

Obligation to Purchase Consigned Inventories

The Company obtains vehicle chassis for its recreational and specialized vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until either assigned to a unit in the production process or 90 days have passed. At the earlier of these dates, the Company is obligated to purchase the chassis and it is recorded as inventory. At December 31, 1998 and 1997, chassis inventory, accounted for as consigned inventory, approximated $9.5 million and $12.6 million, respectively.

Repurchase Agreements

The Company is contingently liable to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financial institution in the event that they have repossessed them upon a dealer's default. Although the estimated contingent liability approximates $250 million at December 31,1998 ($190 million at December 31, 1997), the risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. There have been no significant losses under these agreements in prior years.

Share Repurchase Programs

On May 1, 1997 the Board of Directors authorized the repurchase of up to one million shares of the Company's outstanding common stock and on October 19, 1998 the Board of Directors authorized the repurchase of an additional one million shares. Shares may be purchased from time to time, depending on market conditions and other factors, on the open market or through privately negotiated transactions. As of December 31, 1998, the Company has acquired 922,828 shares under the share repurchase programs.

Coachmen Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements, Continued

11: COMMITMENTS AND CONTINGENCIES, Concluded.

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


12: UNAUDITED INTERIM FINANCIAL INFORMATION.

    Certain selected unaudited quarterly financial information for the years ended December 31, 1998 and 1997 is as follows:

                                                1998
                                            Quarter Ended
                             March 31     June 30    September 30  December 31

  Net sales                $175,637,459 $201,069,322 $202,593,063 $176,729,682
  Gross profit               23,376,389   30,194,890   31,015,143   25,324,396
  Net income                  6,299,415    9,323,024   10,186,544    7,253,625
  Net income per common
    share:
      Basic                         .36          .54          .59          .44
      Diluted                       .36          .53          .59          .43

                                                 1997
                                             Quarter Ended
                              March 31     June 30   September 30  December 31

  Net sales                $158,105,811 $169,368,233 $174,885,358 $159,231,783
  Gross profit               20,335,371   23,239,398   26,423,429   22,756,815
  Net income                  4,419,034    6,429,629    7,593,252    6,320,709
  Net income per
    common share:
      Basic                         .26          .37          .44          .37
      Diluted                       .25          .37          .44          .36


The sum of quarterly diluted earnings per share for the four quarters may not equal annual diluted earnings per share due to changes in the diluted potential common shares.

                               SCHEDULE II
                    VALUATION AND QUALIFYING ACCOUNTS

                    Balance At    Charged                 Balance
                    Beginning    To Costs   Deductions-   At End
Description         Of Period  And Expenses  Describe    Of Period

Allowance for doubtful
 receivables - deducted
 from trade receivables
 in the consolidated
 balance sheets:

 For the year ended
  December 31, 1998 $1,354,000 $ (175,000)$  (411,000) (A) $  768,000

 For the year ended
  December 31, 1997 $  919,000 $1,617,000 $(1,182,000) (A) $1,354.000

 For the year ended
  December 31, 1996 $  844,000 $  158,000 $   (83,000) (A) $  919,000

(A)  Write-off of bad debts, less recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

                                Part III.

Item 10.  Directors and Executive Officers of the Registrant

     (a)  Identification of Directors

Information for Item 10(a) is contained on page 3 of the Company's Proxy Statement dated March 22, 1999 and is incorporated herein by reference.

     (b)  Executive Officers of the Company

See "Executive Officers of the Registrant" on page 7.

Item 11.  Executive Compensation

Information for Item 11 is contained under the heading "Compensation of Executive Officers and Directors" in the Company's Proxy Statement dated March 22, 1999 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information for Item 12 is contained on pages 2 and 3 of the Company's Proxy Statement dated March 22, 1999 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Not Applicable

                                Part IV.

Item 14.  Exhibits, Financial Statement
          Schedules, and Reports on Form 8-K

(a) The following financial statements and financial statement schedule are included in Item 8 herein.

 1. Financial Statements

    Report of Independent Accountants
    Consolidated Balance Sheets at
      December 31, 1998 and 1997
    Consolidated Statements of Income and Retained Earnings
      for the years ended December 31, 1998, 1997 and 1996
    Consolidated Statements of Cash Flows for the years
      ended December 31, 1998, 1997 and 1996
    Notes to Consolidated Financial Statements

 2. Financial Statement Schedules

    Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997 and 1996

 3. Exhibits

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

                                          COACHMEN INDUSTRIES, INC.

Date: March 26, 1999                          /s/ C. C. Skinner
                                         -----------------------------
                                                  C. C. Skinner
                                           (Chief Executive Officer)

                                              /s/ W. M. Angelo
                                         -----------------------------
                                                  W. M. Angelo
                                          (Vice President and Chief
                                             Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 26, 1999.

     /s/ C. C. Skinner                        s/s K. D. Corson
-------------------------------         ------------------------------
         C. C. Skinner                            K. D. Corson
           (Director)                             (Director)

      /s/ T. H. Corson                        /s/ W. P. Johnson
-------------------------------         ------------------------------
          T. H. Corson                            w. P. Johnson
           (Director)                               (Director)

      /s/ R. J. Harring                      /s/  E. W. Miller
-------------------------------         ------------------------------
          R. J. Harring                           E. W. Miller
           (Director)                              (Director)

       /s/ P. G. Lux                         /s/  R. J. Deputy
-------------------------------         ------------------------------
           P. G. Lux                              R. J. Deputy
           (Director)                              (Director)

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