Form 10-Q
period 1999-03-31
COACHMEN INDUSTRIES INC
filed 1999-05-13
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                    Form 10-Q

(MARK ONE)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

    At April 30, 1999:

    Common Shares, without par value 16,662,086 shares outstanding including an equivalent number of common share purchase rights.

                       COACHMEN INDUSTRIES, INC.
                                INDEX                       Page No.

 PART I.  FINANCIAL INFORMATION

    Financial Statements:

       Condensed Consolidated Balance Sheets-
       March 31, 1999 and December 31, 1998                    3-4

       Condensed Consolidated Statements of Income-
       Three Months Ended March 31, 1999 and 1998               5

       Condensed Consolidated Statements of Cash Flows-
       Three Months Ended March 31, 1999 and 1998               6

       Notes to Condensed Consolidated Financial Statements    7-8

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations                        9-13

PART II.  OTHER INFORMATION                                     14

    Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                      14

This Form 10-Q contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities
Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements involve risks and uncertainties, and are dependent on factors which may include, but are not limited to, the availability of gasoline, which can impact sales of recreational vehicles; availability of chassis, which are used in the production of many of the Company's recreational vehicle products;
interest rates, which affect the affordability of the Company's products; government laws and regulations which may effect the way business is conducted; and also on the state of the recreational vehicle and modular housing industries in the United States. Other factors affecting forward-looking statements include competition in these industries and the Company's ability to maintain or increase gross margins which are critical to the profitability whether there are or are not increased sales; and the Company's ability to make its software and equipment year 2000 compliant.

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

                      COACHMEN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                               MARCH 31,    DECEMBER 31,
                                                 1999          1998

ASSETS
CURRENT ASSETS
  Cash and temporary cash investments        $ 20,361,439  $ 23,009,502
  Short-term investments                       32,167,035    31,279,433
  Trade receivables, less allowance for
   doubtful receivables 1999 - $1,135,000
   and 1998 - $768,000                         50,638,630    27,584,551
  Other receivables                             1,905,549     1,838,171
  Refundable income taxes                       3,741,000     3,741,000
  Inventories                                  95,322,152    93,349,453
  Prepaid expenses and other                    1,588,112     1,341,175
  Deferred income taxes                         3,268,000     3,268,000

    Total current assets                      208,991,917   185,411,285

PROPERTY AND EQUIPMENT, at cost
  Land and improvements                        11,059,078    11,016,684
  Buildings and improvements                   55,515,359    53,761,414
  Machinery and equipment                      21,310,460    19,712,798
  Transportation equipment                     11,966,040    11,175,667
  Office furniture and fixtures                10,091,183     8,850,146

    Total property and equipment, at cost     109,942,120   104,516,709

  Less, Accumulated depreciation               43,067,486    41,444,585

    Net property and equipment                 66,874,634    63,072,124

OTHER ASSETS
  Real estate held for sale                     2,622,219     2,622,218
  Rental properties                             1,357,422     1,371,915
  Intangibles, less accumulated amortization
   1999 - $548,559 and 1998 - $516,913          4,521,419     4,553,105
  Deferred income taxes                           579,000       579,000
  Other                                        10,904,348    10,866,639

     Total other assets                        19,984,408    19,992,877

TOTAL ASSETS                                 $295,850,959  $268,476,286

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS (CONT'D)

                                               MARCH 31,    DECEMBER 31,
                                                 1999          1998

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt       $  1,825,175  $  2,125,175
  Accounts payable, trade                      35,294,111    18,997,193
  Accrued wages, salaries and commissions       4,273,690     4,357,878
  Accrued dealer incentives                     4,970,398     3,783,628
  Accrued warranty expense                      6,308,975     6,138,081
  Accrued income taxes                          5,461,998     1,509,429
  Accrued insurance                             1,786,739     1,862,811
  Other liabilities                             7,953,467     6,943,999

    Total current liabilities                  67,874,553    45,718,194

LONG-TERM DEBT                                  8,966,303    10,191,476

OTHER                                           6,470,716     7,108,956

    Total liabilities                          83,311,572    63,018,626

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000,000 shares; issued 1999 - 20,906,984
   shares and 1998 - 20,842,568 shares         89,704,680    89,105,324
  Additional paid-in capital                    3,933,978     3,866,398
  Retained earnings                           151,999,618   145,613,994
  Treasury shares, at cost: 1999 - 4,253,764
   Shares and 1998 - 4,257,985 shares         (33,098,889)  (33,128,056)

     Total shareholders' equity                212,539,387   205,457,660

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $295,850,959  $268,476,286

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                  THREE MONTHS
                                                 ENDED MARCH 31,
                                             1999               1998

Net sales                                $211,025,425       $175,637,459

Cost of goods sold                        183,452,011        152,261,070

    Gross profit                           27,573,414         23,376,389

Operating expenses:
  Selling and delivery                     10,120,068          9,066,279
  General and administrative                6,972,411          6,775,098

                                           17,092,479         15,841,377

    Operating income                       10,480,935          7,535,012

Nonoperating income (expense):
  Interest expense                           (433,788)          (465,160)
  Investment income                           346,736          1,128,083
  Gain on sale of properties, net               3,364              5,034
  Other, net                                  332,075            873,446

                                              248,387          1,541,403

    Income before income taxes             10,729,322          9,076,415

Income taxes                                3,512,000          2,777,000

    Net income                           $  7,217,322       $  6,299,415

Earnings per common share:
    Basic                                $        .43       $        .36
    Diluted                              $        .43       $        .36

Number of common shares used in the computation
 of earnings per share:
    Basic                                  16,624,957         17,339,620
    Diluted                                16,630,962         17,633,166

Cash dividends per common share          $        .05        $       .05

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    THREE MONTHS
                                                   ENDED MARCH 31,
                                                 1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by (used in)
   operating activities                       $ 6,842,126  $ (6,180,627)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
   Sale of short-term investments              31,348,071    31,291,922
   Sale of properties                                   -       111,262
  Acquisitions of:
   Short-term investments                     (33,086,493)  (36,352,312)
   Property and equipment                      (5,675,817)   (4,365,594)
   Businesses                                           -    (9,001,812)
  Other                                          (610,140)      322,705

    Net cash (used in) investing
     activities                                (8,024,379)  (17,993,829)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of long-term debt                   (1,525,173)   (1,558,512)
  Issuance of common shares under stock
   option and stock purchase plans                599,356       741,744
  Tax benefit from stock options exercised        291,705       461,322
  Cash dividends paid                            (831,698)     (867,091)

    Net cash (used in) financing activities    (1,465,810)   (1,222,537)

Decrease in cash and temporary
    cash investments                           (2,648,063)  (25,396,993)

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of period                          23,009,502    71,427,918
  End of period                              $ 20,361,439  $ 46,030,925

Noncash investing and financing
 activities:
  Liabilities assumed in acquisitions
   of businesses                             $          -  $    795,000

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet data as of December 31, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair statement of the interim periods reported. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

3.  Inventories consist of the following:

                                   March 31,           December 31,
                                     1999                  1998

    Raw material                 $ 35,514,075          $ 29,691,805
    Work-in-process                10,259,453            11,511,459
    Finished goods                 48,724,035            52,146,189
     Total                       $ 95,322,152          $ 93,349,453

3. The Company was contingently liable at March 31, 1999 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. The Company is involved in various legal proceedings which are ordinary litigations incidental to the industry and which are covered in whole or in part by insurance. Management believes that any liability which may result from these proceedings will not be significant.

4. In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's two reportable segments are: Vehicles (recreational, vans and specialized), including related parts and supplies, and Housing (modular). The Company evaluates the performance of its segments and allocates resources to them based on pretax income. Differences between reported segment amounts and corresponding consolidated totals represent corporate expenses for administrative functions and costs or expenses relating to property and equipment that are not allocated to segments.

 The table below presents information about segments used by the chief operating decision maker of the Company for the three months ended March 31, 1999 and 1998:

                                          1999            1998
         Net sales:
              Vehicles                $178,795,830    $149,582,057
              Housing                   32,229,595      26,055,402

                Consolidated total    $211,025,425    $175,637,459

         Pretax income:
              Vehicles                $  8,995,963    $  6,788,649
              Housing                    2,344,594         690,765
              Other reconciling items     (611,235)      1,597,001

                Consolidated total    $ 10,729,322    $  9,076,415

         Total assets:
              Vehicles                $169,621,993    $149,054,900
              Housing                   42,510,976      35,623,340
              Other reconciling items   83,717,990      89,927,130

                Consolidated total    $295,850,959    $274,605,370



5.  Change in Accounting Principle

    Effective January 1, 1999, the Company adopted SOP 98-1, Accounting for Costs of Computer Software. For years beginning after December 15, 1998, SOP 98-1 requires internal and external costs incurred to develop internal-use computer software during the application development stage to be capitalized and amortized over the software's useful life. During the quarter ended March 31, 1999, the Company capitalized $782,000 of internal costs which previously would have been expensed under generally accepted accounting principles. These capitalized internal costs are related to the Company's new enterprise computer system which is currently being implemented. The effect of this change in accounting principle for the quarter ended March 31, 1999 was to increase net income by approximately $500,000, or $.03 per share (basic and diluted).

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

                                            Comparison of
                                             Three Months
                                    Ended March 31, 1999 and 1998
                                         Increases (Decreases)

                                             Amount   Percentage

Net sales                                $ 35,387,966    20.1%

Cost of goods sold                         31,190,941    20.5

Selling and
     delivery expenses                      1,053,789    11.6

General and
     administrative expenses                  197,313     2.9

Interest expense                              (31,372)   (6.7)

Investment income                            (781,347)  (69.3)

Gain on sale of
     properties, net                           (1,670)     *

Other, net                                   (541,371)  (62.0)

Income before income taxes                  1,652,907    18.2

Income taxes                                  735,000    26.5

Net income                                    917,907    14.6

* Not meaningful

NET SALES

Consolidated net sales for the quarter ended March 31, 1999 were $211,025,425, an increase of 20.1% over the $175,637,459 reported in the same quarter of 1998. The Company's vehicle segment, which includes the parts and supply businesses, experienced a sales increase of 19.5%. Although unit and dollar sales of towable products increased from the 1998 period, unit and dollar sales of motorized products posted the largest sales gains. The Company's housing segment experienced a 23.7% increase in net sales for the quarter compared to last year's first quarter. While both the RV and housing segments were up in the number of units sold, the RV segment experienced an increase, and the housing segment a slight decrease, in the average sales price per unit.

COST OF GOODS SOLD

Cost of goods sold increased 20.5% or $31,190,941 for the three months ended March 31, 1999. The increase is substantially in line with the increase in net sales. Cost of goods sold as a percentage of net sales was 86.9% for the 1999 quarter and 86.7% for the 1998 quarter. While the housing segment experienced a decrease in the cost of goods sold, the overall percentage increase is attributable to an RV segment sales mix with increased motorized products, as well as, higher priced chassis due to an increase in the sale of diesels engines. In addition, this segment experienced higher labor costs, including training and other costs associated with the construction of a new motorhome production plant, which is scheduled for completion in May 1999.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include selling, delivery, general and administrative expenses, were 8.1% and 9.0% for the quarters ended March 31, 1999 and 1998, respectively. Selling expenses decreased to 4.3% of net sales from 4.8% in 1998 while delivery expenses increased to .5% from .3% in the same 1998 quarter. General and administrative expenses were 3.3% of net sales for the first quarter of 1999 and 3.9% of net sales for the first quarter of 1998. The overall decrease in operating expenses as a percentage of net sales is consistent with an increase in sales due to the fixed nature of many of the expenses in this category.

INTEREST EXPENSE

Interest expense was $433,788 and $465,160 for the quarters ended March 31, 1999 and 1998, respectively. This decrease reflects the pay-down of long-term debt, as well as, the amount of amount of current year's increase in the cash surrender value of the Company's investment in life insurance contracts. These life insurance contracts have been purchased to fund obligations under deferred compensation agreements with executives and other key employees. The interest costs associated with deferred compensation obligations and with the borrowings against the cash value of the insurance policies are partially offset by the increases in cash surrender values.


INVESTMENT INCOME

Investment income decreased $781,247 for the 1999 quarter from 1998. This decrease was principally attributable to an increase in realized losses on sales of investment securities along with a $146,000 reduction of interest and dividend income which resulted from less invested funds during the current quarter versus last year's first quarter.

GAIN ON THE SALE OF PROPERTIES, NET

The net gain on the sale of properties for the quarter ended March 31, 1999 was $3,364 while the comparative quarter in 1998 was a gain of $5,034. This classification represents the net result of the amount of gain or loss recognized upon the disposition of various small properties.

OTHER, NET

Other income, net, represents income of $332,075 for the 1999 first quarter and $873,446 for the 1998 first quarter. The larger amount in 1998 is principally attributed to the recognition of $762,000 of key-man life insurance proceeds during the quarter.

INCOME TAXES

For the first quarter ended March 31, 1999, the effective tax rate was 32.7% compared to a first quarter tax rate of 30.6% in 1998. The Company's effective tax rate fluctuates based upon the states where sales occur and also with the level of export sales. The first quarter of 1998 was also impacted by the amount of nontaxable income realized from the recognition of key-man life insurance proceeds.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains an unsecured committed line of credit, which totaled $30 million at March 31, 1999, to meet its seasonal working capital needs. At March 31, 1999, there were no borrowings against this line of credit. For the three months ended March 31, 1999, the major use of cash was with investing activities. The main investing activities were purchases, net of sales, of short-term investments and capital expenditures. Property and equipment acquisitions consumed cash during the quarter primarily from the construction of a motorized product manufacturing facility in Indiana, as well as, software and additional hardware requirements in connection with the Company's implementation of a new enterprise computer system. The significant use of cash in operating activities was the increase in receivables, partially offset by increases in trade payables. The negative cash flow from financing activities was primarily for cash dividends and repayment of long-term debt.

At March 31, 1999, working capital increased to $141.1 million from $139.7 million at December 31, 1998. The $23.6 million increase in current assets at March 31, 1999 versus December 31, 1998, was primarily due to increased receivables. The slightly smaller increase in current liabilities of $22.2 million is substantially due to increased trade payables, accrued income taxes and other accrued liabilities.

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

The assessment phase of the Company's software, systems and equipment began in 1997. It was initially determined that the systems most likely to be affected by the Year 2000 issue were the general accounting
systems and payroll.   To remedy the Year 2000 issue with regard to
these areas, the Company began devoting significant resources to replace the affected software with a new enterprise computer system. It was decided that this enterprise computer system should also be implemented for the manufacturing processes. The implementation of the general accounting systems and payroll is complete as of March 31, 1999. As of this date, the implementation status for manufacturing processes is estimated to be approximately 75% complete for the vehicle segment and approximately 60% complete for the housing segment. Full testing and implementation of the new computer system for all divisions of the Company is occurring on an ongoing basis throughout 1999 and is expected to be complete in adequate time to enable proper processing of transactions throughout the Company before January 1, 2000.

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

The Company believes the key risk factors associated with Year 2000 are those from outside the Company that it cannot directly control, such as the readiness of its key material suppliers, dealers, customers, financial institutions and public infrastructure suppliers. The Company relies on third parties to provide goods and services necessary for the manufacture and distribution of its products. The focus team is in the process of identifying and communicating with third-party suppliers about the status of their compliance with Year 2000. As of March 31, 1999, the Company has received responses from approximatelly 75% of its critical component third-party suppliers and has received responses from approximately 50% of its non-critical component suppliers. The Company is currently determining the status of their readiness by analyzing these responses. The Company sells its products to numerous independent dealers. Management believes the risk associated with Year 2000 compliance by the dealers is minimized since the risk is spread among the dealers. Due to the uncertainty of the Year 2000 readiness of the remaining critical and non-critical third parties, the Company is currently unable to determine whether the consequences of Year 2000 failures of third parties will have a material impact on the Company's operations. While the Company is working diligently to obtain assurance from its mission critical third parties that they will be compliant, there can be no assurance that the systems of any third party on which the Company's operations rely will be timely compliant. Nevertheless, the Company does not anticipate a material impact on its operations from direct interfaces with third parties. The focus team is in the process of assessing the risk and the need to develop contingency plans to address potential disruptions that could be caused by third parties.

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

The objective of the Company and each of its operating subsidiaries is to have all of their significant business systems, including those that affect facilities and manufacturing activities, functioning properly with respect to Year 2000, before January 1, 2000. The total cost is currently estimated to be in excess of $6.5 million, of which approximately $4.7 million has been incurred as of March 31, 1999.
Of the amount incurred, $.9 million has been expensed and $3.8 million has been capitalized for new systems and equipment. All costs are being funded through operating cash flows. These costs do not include any costs associated with the implementation of contingency plans. If determined to be feasible, the Company intends to create its contingency plans by September 1999.

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




                                       COACHMEN INDUSTRIES, INC.
                                             (Registrant)



                                       /s/  CLAIRE C. SKINNER
Date: May 13, 1999                 _______________________________
                                   Claire C. Skinner, Chairman of
                                  The Board & Chief Executive Officer



                                       /s/ WILLIAM M. ANGELO
Date: May 13, 1999                 _______________________________
                                   William M. Angelo, Vice President
                                    & Chief Accounting Officer