Form 10-Q
period 1999-06-30
COACHMEN INDUSTRIES INC
filed 1999-08-13
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             Form 10-Q

(MARK ONE)
   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                  OR

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to_____________________

Commission file number  1-7160

                      COACHMEN INDUSTRIES, INC.
       (Exact name of registrant as specified in its charter)

              INDIANA                            35-1101097
  (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)          Identification number)

              2831 DEXTER DRIVE, ELKHART, INDIANA 46514
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

    At July 31, 1999:

    Common Shares, without par value 16,682,451 shares outstanding including an equivalent number of common share purchase rights.

                       COACHMEN INDUSTRIES, INC.
                                INDEX
                                                             Page No.
PART I.  FINANCIAL INFORMATION

    Financial Statements:

       Condensed Consolidated Balance Sheets-
       June 30, 1999 and December 31, 1998....................... 3-4

       Condensed Consolidated Statements of Income-
       Three and Six Months Ended June 30, 1999 and 1998.........  5

       Condensed Consolidated Statements of Cash Flows-
       Six Months Ended June 30, 1999 and 1998...................  6

       Notes to Condensed Consolidated Financial Statements...... 7-8

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations.......................... 9-14

PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders.  15
    Item 6.  Exhibits and Reports on Form 8-K....................  15

SIGNATURES.......................................................  16

This Form 10-Q contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements involve risks and uncertainties, and are dependent on factors which may include, but are not limited to, the availability of gasoline, which can impact sales of recreational vehicles; availability of chassis, which are used in the production of many of the Company's recreational vehicle products; interest rates, which affect the affordability of the Company's products; government laws and regulations, particularly related to safety, distribution and franchising, which may affect the way business is conducted; and also on the state of the recreational vehicle and modular housing industries in the United States. Other factors affecting forward-looking statements include competition in these industries and the Company's ability to maintain or increase gross margins which are critical to profitability whether there are or are not increased sales; and the Company's ability to implement its new enterprise-wide software or make its software and equipment year 2000 compliant.
At times, the Company's actual performance differs materially from its projections and estimates regarding the economy, the recreational vehicle and housing industries and other key performance indicators. Readers of this Report are cautioned that reliance on any forward-looking statements involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

                      COACHMEN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands)
                                               JUNE 30,    DECEMBER 31,
                                                 1999          1998

ASSETS
CURRENT ASSETS
  Cash and temporary cash investments         $ 22,975      $ 23,009
  Marketable securities                         32,787        31,279
  Trade receivables, less allowance for
   doubtful receivables 1999 - $1,163
   and 1998 - $768                              37,393        27,585
  Other receivables                              1,797         1,838
  Refundable income taxes                          857         3,741
  Inventories                                  107,451        93,350
  Prepaid expenses and other                     2,379         1,341
  Deferred income taxes                          3,268         3,268

    Total current assets                       208,907       185,411

PROPERTY AND EQUIPMENT, at cost
  Land and improvements                         11,509        11,017
  Buildings and improvements                    57,297        53,761
  Machinery and equipment                       21,963        19,713
  Transportation equipment                      12,094        11,176
  Office furniture and fixtures                 12,638         8,850

                                               115,501       104,517

  Less, Accumulated depreciation                43,425        41,445

    Net property and equipment                  72,076        63,072

OTHER ASSETS
  Real estate held for sale                      2,622         2,622
  Rental properties                              1,344         1,372
  Intangibles, less accumulated amortization
   1999 - $580 and 1998 - $517                   4,490         4,553
  Deferred income taxes                            579           579
  Other                                         11,556        10,867

     Total other assets                         20,601        19,993

TOTAL ASSETS                                  $301,584      $268,476

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS (CONT'D)
                          (in thousands)
                                               JUNE 30,    DECEMBER 31,
                                                 1999          1998

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt        $  1,825      $  2,125
  Accounts payable, trade                       38,482        18,997
  Accrued wages, salaries and commissions        5,220         4,358
  Accrued dealer incentives                      2,471         3,784
  Accrued warranty expense                       6,227         6,138
  Accrued income taxes                             881         1,509
  Accrued insurance                                755         1,863
  Other liabilities                              8,505         6,944

    Total current liabilities                   64,366        45,718

LONG-TERM DEBT                                   8,966        10,191

OTHER                                            6,568         7,109

    Total liabilities                           79,900        63,018

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000 shares; issued 1999 - 20,931
   shares and 1998 - 20,843 shares              90,009        89,105
  Additional paid-in capital                     3,935         3,867
  Retained earnings                            160,838       145,614
  Treasury shares, at cost, 1999 - 4,254
   shares and 1998 - 4,258 shares              (33,098)      (33,128)

    Total shareholders' equity                 221,684       205,458

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $301,584      $268,476

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data)

                                    THREE MONTHS         SIX MONTHS
                                    ENDED JUNE 30,      ENDED JUNE 30,
                                   1999      1998      1999      1998

Net sales                        $203,199  $201,069  $414,224  $376,707

Cost of goods sold                174,491   170,874   357,943   323,136

    Gross profit                   28,708    30,195    56,281    53,571

Operating expenses:
  Selling and delivery              9,521     8,823    19,641    17,890
  General and administrative        6,932     8,035    13,904    14,810

    Total operating expenses       16,453    16,858    33,545    32,700

    Operating income               12,255    13,337    22,736    20,871

Nonoperating income (expense):
  Interest expense                   (543)     (338)     (977)     (803)
  Investment income                   937     1,305     1,284     2,433
  Gain (loss) on sale of
     properties, net                1,392       (49)    1,395       (44)
  Other income, net                   717        61     1,049       935

    Total nonoperating income       2,503       979     2,751     2,521

    Income before income taxes     14,758    14,316    25,487    23,392

Income taxes                        5,089     4,993     8,601     7,770

    Net income                   $  9,669  $  9,323  $ 16,886  $ 15,622

Earnings per common share:
    Basic                        $    .58  $    .54  $   1.01  $    .90
    Diluted                      $    .58  $    .53  $   1.01  $    .89

Number of common shares used in
 the computation of earnings
 per share:
    Basic                          16,665    17,401    16,645    17,370
    Diluted                        16,744    17,568    16,711    17,536

Cash dividends per common share  $    .05  $    .05  $    .10  $    .10

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                                                     SIX MONTHS
                                                   ENDED JUNE 30,
                                                 1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by operating activities    $ 16,402      $ 13,752

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
   Sale of marketable securities                 91,322        68,129
   Sale of properties                             1,872         1,650
  Acquisitions of:
   Marketable securities                        (93,860)      (73,622)
   Property and equipment                       (13,296)      (10,679)
   Businesses                                         -        (9,002)
   Other                                           (549)          343

    Net cash (used in) investing activities     (14,511)      (23,181)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of long-term debt                     (1,525)       (1,925)
  Issuance of common shares under stock
   option and stock purchase plans                  904         1,201
  Tax benefit from stock options exercised          358           687
  Cash dividends paid                            (1,662)       (1,737)

    Net cash (used in) financing activities      (1,925)       (1,774)

Decrease in cash and temporary
    cash investments                                (34)      (11,203)

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of period                            23,009        71,428
  End of period                                $ 22,975      $ 60,225

Noncash investing and financing
 activities:
  Liabilities assumed in acquisitions
   of businesses                                $     -      $    795

The accompanying notes are part of the condensed consolidated financial statements.

                   COACHMEN INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet data at December 31, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair statement of the interim periods reported. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

3.  Inventories consist of the following (in thousands):

                                   June 30,            December 31,
                                     1999                  1998

    Raw material                  $ 39,937              $ 29,692
    Work-in-process                 21,471                11,512
    Finished goods                  46,043                52,146

    Total                         $107,451              $ 93,350

4. The Company was contingently liable at June 30, 1999 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. The Company is involved in various legal proceedings which are ordinary litigations incidental to the industry and which are covered in whole or in part by insurance. Management believes that any liability which may result from these proceedings will not be significant.

5. In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's two reportable segments are: Vehicles (recreational, vans and specialized), including related parts and supplies, and Housing (modular). The Company evaluates the performance of its segments and allocates resources to them based on pretax income. Differences between reported segment amounts and corresponding consolidated totals represent corporate expenses for administrative functions and costs or expenses relating to property and equipment that are not allocated to segments.

    The table below presents information about segments used by the Chief operating decision maker of the Company for the six months ended June 30, 1999 and 1998 (in thousands):

                                      1999            1998
         Net sales:
           Vehicles                $342,851         $317,955
           Housing                   71,373           58,752

             Consolidated total    $414,224         $376,707

         Pretax income:
           Vehicles                $ 16,080         $ 18,209
           Housing                    7,482            4,230
           Other reconciling items    1,925              953

             Consolidated total    $ 25,487         $ 23,392

         Total assets:
           Vehicles                $171,557         $135,675
           Housing                   41,902           38,398
           Other reconciling items   88,125          102,629

             Consolidated total    $301,584         $276,702

6.  Change in Accounting Principle

    Effective January 1, 1999, the Company adopted SOP 98-1, Accounting for Costs of Computer Software. For years beginning after December 15, 1998, SOP 98-1 requires internal and external costs incurred to develop internal-use computer software during the application development stage to be capitalized and amortized over the software's useful life. During the quarter and six months ended June 30, 1999, the Company capitalized $881,000 and $1,663,000, respectively, of internal costs which previously would have been expensed under generally accepted accounting principles. These capitalized internal costs are related to the Company's new enterprise computer system which is currently being implemented. The effect of this change in accounting principle for the quarter and six months ended June 30, 1999 was to increase net income by approximately $577,000 and $1,103,000, respectively, or $.03 per share (basic and diluted) for the quarter and $.07 per share (basic and diluted) for the six months.

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

                                             Comparison of
                                  Three Months          Six Months
                                    Ended June 30, 1999 and 1998
                                           ($ in thousands)
                                         Increases (Decreases)

Net sales                        $ 2,130    1.1%      $37,517    10.0%

Cost of goods sold                 3,617    2.1        34,807    10.8

Selling and
     delivery expenses               698    7.9         1,751     9.8

General and
     administrative expenses      (1,103) (13.7)         (906)   (6.1)

Interest expense                     205   60.7           174    21.7

Investment income                   (368) (28.2)       (1,149)  (47.2)

Gain (loss) on sale of
     properties, net               1,441     *          1,439      *

Other income, net                    656     *            114    12.2

Income before income taxes           442    3.1         2,095     9.0

Income taxes                          96    1.9           831    10.7

Net income                           346    3.7         1,264     8.1


* Not meaningful

NET SALES

Consolidated net sales for the quarter ended June 30, 1999 were $203.2 million, an increase of 1.1% over the $201.1 million reported for the corresponding quarter last year. Net sales for the six months were $414.2 million, representing an increase of 10% over the $376.7 million reported for the same period in 1998. The Company's vehicle segment experienced a net sales decrease of 7.1% for the quarter and a sales increase of 5.0% for the six months. The sales decrease for the quarter is principally due to problems with the implementation of a new enterprise-wide software system in several of the Company's operations, including the largest. This software implementation, together with unrelated supplier problems, delayed the Company's ability to complete and ship a significant number of vehicles which is reflected in the significant amount of work-in-process inventories at June 30, 1999. The increase in net sales for the six months is attributed to the overall increases in the recreational vehicle market. The Company's housing segment had a net sales increase for the 1999 quarter of 19.7% and 21.5% for the six months with growing demand for the Company's modular housing products and also as the result of increased capacity.

COST OF GOODS SOLD

Cost of goods sold increased 2.1% or $3.6 million for the three months and 10.8% or $34.8 million for the six months ended June 30, 1999. The increase for both periods is higher than the increase in net sales. As a percentage of net sales, cost of goods sold increased .9% and .6% for the quarter and six months, respectively, from the comparable prior year periods. While the housing segment experienced a decrease in the percentage of cost of goods sold to net sales, the overall percentage increases are attributable to the RV segment. These percentages reflect the impact of the software implementation and material shortage problems, as well as, the costs associated with the start-up of a new Class A production facility in Indiana.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include selling, delivery, general and administrative expenses, were 8.1% for both the 1999 quarter and six months and 8.4% for the 1998 quarter and 8.7% for the 1998 six months. Selling and delivery expenses, as a percentage of net sales, increased by .3% for the quarter with no change for the 1999 and 1998 six months. The increase for the quarter is primarily due to an overall increase in dealer trip incentives, as well as increased dealer volume sales incentives attributable to significantly increased sales in the housing group. General and administrative expenses were 3.4% of net sales for the second quarter compared to 4.0% for the 1998 corresponding quarter and 3.4% of net sales for the six-month period compared to 3.9% for 1998. These decreases in both the quarter and six-month periods reflect the capitalization of compensation and related costs with the implementation the new enterprise-wide software system. (see Note 6 of Notes to Consolidated Financial Statements regarding Change in Accounting Principle).

INTEREST EXPENSE

Interest expense was $543,000 and $977,000 for the three and six-month periods in 1999 compared to $338,000 and $803,000 in the same periods last year. Interest expense varies with the amount of long-term debt and the increase in cash surrender value for the Company's investment in life insurance contracts. These life insurance contracts were purchased to fund obligations under deferred compensation agreements with executives and other key employees. The interest costs associated with deferred compensation obligations and with the borrowings against the cash value of the insurance policies are partially offset by the increases in cash surrender values.

INVESTMENT INCOME

Investment income decreased $368,000 and $1,149,000 respectively, for the 1999 three and six-month periods. This decrease in investment income is principally due to the reduction in interest income as the result of less funds being invested in the 1999 periods.

GAIN (LOSS) ON THE SALE OF PROPERTIES, NET

There was a net gain on the sale of properties for the second quarter of 1999 of $1,392,000 compared with a loss of $49,000 in the same quarter of 1998. The net gain (loss) on the sale of properties for the first six months was $1,395,000 and $(44,000) for 1999 and 1998, respectively. The gain for the 1999 periods was substantially due to the sale of real estate in Indiana, including the corporate administrative building. Assets are continually analyzed and every effort is made to sell or dispose of properties that are determined to be unproductive.

OTHER INCOME, NET

Other income, net, represents income of $717,000 for the second quarter and $1,049,000 for the six months compared to income of $61,000 and $935,000 for the 1998 second quarter and six months, respectively. The most significant item of income for the quarter was from the sale of a Company-owned dealership in the state of Georgia. The larger amount in the 1998 six-month period is principally attributed to the receipt of nontaxable income realized from corporate owned life insurance proceeds.

INCOME TAXES

For the second quarter ended June 30, 1999, the effective tax rate was 34.5% and a year-to-date rate of 33.7% compared with a 1998 second quarter and year-to-date effective tax rate of 34.9% and 33.2%, respectively. The Company's effective tax rate fluctuates based upon the states where sales occur, with the level of export sales and also with the level of nontaxable income recognized from investing activities.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains an unsecured committed line of credit, which totaled $30 million at June 30, 1999, to meet its seasonal working capital needs. At June 30, 1999, there were no borrowings against this line of credit. For the six months ended June 30, 1999, the major source of cash was from operating activities. The significant items in operating activities were net income, depreciation and an increase in trade accounts payable. The positive cash flow from these items was partially offset by increases in trade receivables and inventories. Investing activities reflected a net cash use of $14.5 million. The principal use of cash in investing activities was the acquisition of property and equipment, including the acquisition of a new corporate administration facility in Indiana, a new addition and remodeling costs at an RV manufacturing facility in Georgia and the acquisition of machinery and equipment for the Company's parts & supply group. Software and additional hardware requirements in connection with the Company's implementation of a new enterprise-wide computer system were also significant uses of cash for investing activities. The negative cash flow from financing activities was primarily for cash dividends and repayment of long-term debt.

At June 30, 1999, working capital increased to $144.5 million from $139.7 million at December 31, 1998. The $23.5 million increase in current assets at June 30, 1999 versus December 31, 1998, was primarily due to increased trade receivables and inventories. The $18.6 million increase in current liabilities was substantially due to increased trade accounts payable. The increases in trade receivables, inventories and trade accounts payable are directly related to the increased sales activity and in part are attributable to the implementation of the new enterprise-wide software system.

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

The assessment phase of the Company's software, systems and equipment began in 1997. It was initially determined that the systems most likely to be affected by the Year 2000 issue were the general accounting
systems and payroll.   To remedy the Year 2000 issue with regard to
these areas, the Company began devoting significant resources to replace the affected software with a new enterprise computer system. It was decided that this enterprise computer system should also be implemented for the manufacturing processes. The implementation of the general accounting systems and payroll is complete as of June, 1999. As of this date, the implementation status for manufacturing processes is estimated to be approximately 90% complete for the vehicle segment and approximately 80% complete for the housing segment. Full testing and implementation of the new computer system for all divisions of the Company is occurring on an ongoing basis throughout 1999 and is expected to be complete in adequate time to enable proper processing of transactions throughout the Company before January 1, 2000.

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

The Company believes the key risk factors associated with Year 2000 are those from outside the Company that it cannot directly control, such as the readiness of its key material suppliers, dealers, customers, financial institutions and public infrastructure suppliers. The Company relies on third parties to provide goods and services necessary for the manufacture and distribution of its products. The focus team is in the process of identifying and communicating with third-party suppliers about the status of their compliance with Year 2000. As of June 30, 1999, the Company has received responses from approximately 85% of its critical component third-party suppliers and has received responses from approximately 60% of its non-critical component suppliers. The Company is currently determining the status of their readiness by analyzing these responses. The Company sells its products to numerous independent dealers. Management believes the risk associated with Year 2000 compliance by the dealers is minimized since the risk is spread among the dealers. Due to the uncertainty of the Year 2000 readiness of the remaining critical and non-critical third parties, the Company is currently unable to determine whether the consequences of Year 2000 failures of third parties will have a material impact on the Company's operations. While the Company is working diligently to obtain assurance from its mission critical third parties that they will be compliant, there can be no assurance that the systems of any third party on which the Company's operations rely will be timely compliant. Nevertheless, the Company does not anticipate a material impact on its operations from direct interfaces with third parties. The focus team is in the process of assessing the risk and the need to develop contingency plans to address potential disruptions that could be caused by third parties.
The Company believes the worst case scenario for Year 2000 issues would be the disruption or unavailability of utility services. This could hinder or stop the performance of normal business functions, such as manufacturing and selling, and might disrupt retail demand. However, due to the multiple business locations of the Company, its manufacturing facilities, and its owned and independent retail outlets, normal business functions could continue at those locations where utility disruptions or unavailability did not occur. If they do occur, it is expected they will be temporary, and some utility services may be available from remote locations, as through electric grids. The focus team is in the process of determining whether a contingency plan is feasible to mitigate worst case disruptions.

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

The objective of the Company and each of its operating subsidiaries is to have all of their significant business systems, including those that affect facilities and manufacturing activities, functioning properly with respect to Year 2000, before January 1, 2000. The total cost is currently estimated to be in excess of $7.5 million, of which approximately $6.9 million has been incurred as of June 30, 1999.
Of the amount incurred, $1.1 million has been expensed and $5.8 million has been capitalized for new systems and equipment. All costs are being funded through operating cash flows. These costs do not include any costs associated with the implementation of contingency plans. If determined to be feasible, the Company intends to create its contingency plans by September 1999.

                    PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     a) The annual meeting of the shareholders of Coachmen Industries, Inc. was held on April 29, 1999.

     b) The following nominees were elected Directors for a one-year term:

            Claire C. Skinner
            Thomas H. Corson
            Keith D. Corson
            Fredrick M. Miller
            William P. Johnson
            Philip G. Lux
            Edwin W. Miller
            Robert J. Deputy

     c) The tabulation of votes for each Director nominee was as follows:

                                           For         Withheld
         Election of Directors:
            Claire C. Skinner          15,973,203       218,568
            Thomas H. Corson           15,970,660       221,111
            Keith D. Corson            15,973,824       217,947
            Fredrick M. Miller         15,969,128       222,643
            William P. Johnson         15,975,081       216,690
            Philip G. Lux              15,965,527       226,244
            Edwin W. Miller            15,973,481       218,290
            Robert J. Deputy           15,969,128       222,643


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

             Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

             None

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       COACHMEN INDUSTRIES, INC.
                                             (Registrant)




Date: August 13, 1999                   /s/ CLAIRE C. SKINNER
                                   _______________________________
                                   Claire C. Skinner, Chairman of
                                    The Board & Chief Executive Officer





Date: August 13, 1999                   /s/ WILLIAM M. ANGELO
                                   _______________________________
                                   William M. Angelo, Vice President
                                    & Chief Accounting Officer