Form 10-Q
period 1999-09-30
COACHMEN INDUSTRIES INC
filed 1999-11-12
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             Form 10-Q

(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

    At October 31, 1999:

    Common Shares, without par value 15,722,449 shares outstanding including an equivalent number of common share purchase rights.

                       COACHMEN INDUSTRIES, INC.
                                INDEX
                                                               Page No.
PART I.  FINANCIAL INFORMATION

    Financial Statements:

       Condensed Consolidated Balance Sheets-
       September 30, 1999 and December 31, 1998.................. 3-4

       Condensed Consolidated Statements of Income-
       Three and Nine Months Ended September 30, 1999 and 1998...  5

       Condensed Consolidated Statements of Cash Flows-
       Nine Months Ended September 30, 1999 and 1998.............  6

       Notes to Condensed Consolidated Financial Statements...... 7-8

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations.......................... 9-14

PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K..................... 15

SIGNATURES........................................................ 16

This Form 10-Q contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements involve risks and uncertainties, and are dependent on factors which may include, but are not limited to, the availability of gasoline, which can impact sales of recreational vehicles; availability of chassis, which are used in the production of many of the Company's recreational vehicle products; interest rates, which affect the affordability of the Company's products; government laws and regulations, particularly related to safety, distribution and franchising, which may affect the way business is conducted; and also on the state of the recreational vehicle and modular housing industries in the United States. Other factors affecting forward-looking statements include competition in these industries and the Company's ability to maintain or increase gross margins which are critical to profitability whether there are or are not increased sales; and the Company's ability to implement its new enterprise-wide technology system or make its software and equipment Year 2000 compliant.
At times, the Company's actual performance differs from its projections and estimates regarding the economy, the recreational vehicle and housing industries and other key performance indicators. Readers of this Report are cautioned that reliance on any forward-looking statements involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

                      COACHMEN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands)
                                             SEPTEMBER 30, DECEMBER 31,
                                                 1999          1998

ASSETS
CURRENT ASSETS
  Cash and temporary cash investments         $  8,020      $ 23,009
  Marketable securities                         32,424        31,279
  Trade receivables, less allowance for
   doubtful receivables 1999 - $956
   and 1998 - $1,032                            53,171        27,585
  Other receivables                              2,215         1,838
  Refundable income taxes                          857         3,741
  Inventories                                  108,791        93,350
  Prepaid expenses and other                     1,852         1,341
  Deferred income taxes                          3,268         3,268

    Total current assets                       210,598       185,411

PROPERTY AND EQUIPMENT, at cost
  Land and improvements                         11,698        11,017
  Buildings and improvements                    58,521        53,761
  Machinery and equipment                       22,374        19,713
  Transportation equipment                      12,239        11,176
  Office furniture and fixtures                 14,418         8,850

                                               119,250       104,517

  Less, Accumulated depreciation                45,064        41,445

    Net property and equipment                  74,186        63,072

OTHER ASSETS
  Real estate held for sale                      2,622         2,622
  Rental properties                              1,331         1,372
  Intangibles, less accumulated amortization
   1999 - $612 and 1998 - $517                   4,458         4,553
  Deferred income taxes                            579           579
  Other                                         11,799        10,867

     Total other assets                         20,789        19,993

TOTAL ASSETS                                  $305,573      $268,476

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS (CONT'D)
                          (in thousands)
                                             SEPTEMBER 30,  DECEMBER 31,
                                                 1999          1998

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt        $  1,825      $  2,125
  Accounts payable, trade                       40,727        18,997
  Accrued wages, salaries and commissions        7,939         4,358
  Accrued dealer incentives                      3,526         3,784
  Accrued warranty expense                       6,556         6,138
  Accrued income taxes                           3,082         1,509
  Accrued insurance                                554         1,863
  Other liabilities                              7,393         6,944

    Total current liabilities                   71,602        45,718

LONG-TERM DEBT                                   8,766        10,191

OTHER                                            6,592         7,109

    Total liabilities                           86,960        63,018

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000 shares; issued 1999 - 20,946
   shares and 1998 - 20,843 shares              90,168        89,105
  Additional paid-in capital                     3,960         3,867
  Retained earnings                            169,535       145,614
     Treasury shares, at cost, 1999 - 4,984
   shares and 1998 - 4,258 shares              (45,050)      (33,128)

    Total shareholders' equity                 218,613       205,458

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $305,573      $268,476

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data)

                                    THREE MONTHS        NINE MONTHS
                                 ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                   1999      1998      1999      1998

Net sales                        $226,114  $202,593  $640,338  $579,300

Cost of goods sold                195,024   171,578   552,967   494,714

    Gross profit                   31,090    31,015    87,371    84,586

Operating expenses:
  Selling and delivery             10,362     9,627    30,003    27,516
  General and administrative        5,843     6,451    19,747    21,262

    Total operating expenses       16,205    16,078    49,750    48,778

    Operating income               14,885    14,937    37,621    35,808

Nonoperating income (expense):
  Interest expense                   (531)     (641)   (1,508)   (1,444)
  Investment income                   249     1,182     1,533     3,615
  Gain (loss) on sale of
     properties, net                   37       (11)    1,432       (55)
  Other income, net                    81       192     1,130     1,127

    Total nonoperating
     Income (expense)                (164)      722     2,587     3,243

    Income before income taxes     14,721    15,659    40,208    39,051

Income taxes                        5,196     5,472    13,797    13,242

    Net income                   $  9,525  $ 10,187  $ 26,411  $ 25,809

Earnings per common share:
    Basic                        $    .58  $    .59  $   1.59  $   1.49
    Diluted                      $    .58  $    .59  $   1.59  $   1.48

Number of common shares used in
 the computation of earnings
 per share:
    Basic                          16,496    17,199    16,595    17,312
    Diluted                        16,548    17,304    16,655    17,430

Cash dividends per common share  $    .05  $    .05  $    .15  $    .15

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                                                    NINE MONTHS
                                                 ENDED SEPTEMBER 30,
                                                 1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by operating activities    $ 18,612      $ 24,240

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
   Sale of marketable securities                134,703       104,023
   Sale of properties                             1,946         2,020
  Acquisitions of:
   Marketable securities                       (137,391)     (113,652)
   Property and equipment                       (17,491)      (15,181)
   Businesses                                         -        (9,002)
  Other                                            (637)          300

    Net cash (used in) investing activities     (18,870)      (31,492)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of long-term debt                     (1,725)       (2,125)
  Issuance of common shares under stock
   option and stock purchase plans                1,063         1,385
  Tax benefit from stock options exercised          394           753
  Purchases of common shares for the treasury   (11,972)      (14,612)
  Cash dividends paid                            (2,491)       (2,609)

    Net cash (used in) financing activities     (14,731)      (17,208)

Decrease in cash and temporary
    cash investments                            (14,989)      (24,460)

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of period                            23,009        71,428
  End of period                                $  8,020      $ 46,968


Noncash investing and financing
 activities:
  Liabilities assumed in acquisitions
   of businesses                                $     -      $    795

The accompanying notes are part of the condensed consolidated financial statements.

                   COACHMEN INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet data at December 31, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair statement of the interim periods reported. The results of operations for the three and nine months ended
    September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

3.  Inventories consist of the following (in thousands):

                                 September 30,          December 31,
                                     1999                  1998

    Raw material                  $ 45,395              $ 29,692
    Work-in-process                 19,704                11,512
    Finished goods                  43,692                52,146

    Total                         $108,791              $ 93,350



4. The Company was contingently liable at September 30, 1999 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. The Company is involved in various legal proceedings which are ordinary litigations incidental to the industry and which are covered in whole or in part by insurance. Management believes that any liability which may result from these proceedings will not be significant.

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

    The table below presents information about segments used by the chief operating decision maker of the Company for the nine months ended September 30, 1999 and 1998 (in thousands):

                                      1999            1998
         Net sales:
           Vehicles                $525,736         $484,441
           Housing                  114,602           94,859

             Consolidated total    $640,338         $579,300

         Pretax income:
           Vehicles                $ 25,365         $ 28,808
           Housing                   11,710            7,827
           Other reconciling items    3,133            2,416

             Consolidated total    $ 40,208         $ 39,051

         Total assets:
           Vehicles                $186,641         $149,336
           Housing                   41,244           41,399
           Other reconciling items   77,688           92,952

             Consolidated total    $305,573         $283,687


6.  Change in Accounting Principle

    Effective January 1, 1999, the Company adopted SOP 98-1, Accounting for Costs of Computer Software. For years beginning after December 15, 1998, SOP 98-1 requires internal and external costs incurred to develop internal-use computer software during the application development stage to be capitalized and amortized over the software's useful life. During the quarter and nine months ended September 30, 1999, the Company capitalized $609,000 and $2,272,000, respectively, of internal costs which previously would have been expensed under generally accepted accounting principles. These capitalized internal costs are related to the Company's new enterprise-wide technology system which is currently being implemented. The effect of this change in accounting principle for the quarter and nine months ended September 30, 1999 was to increase net income by approximately $394,000 and $1,493,000, respectively, or $.02 per share (basic and diluted) for the quarter and $.09 per share (basic and diluted) for the nine months.

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

                                             Comparison of
                                  Three Months         Nine Months
                                  Ended September 30, 1999 and 1998
                                           ($ in thousands)
                                         Increases (Decreases)

Net sales                       $ 23,521   11.6%      $61,038    10.5%

Cost of goods sold                23,446   13.7        58,253    11.8

Selling and
     delivery expenses               735    7.6         2,487     9.0

General and
     administrative expenses        (608)  (9.4)       (1,515)   (7.1)

Interest expense                    (110) (17.2)           64     4.4

Investment income                   (933) (78.9)       (2,082)  (57.6)

Gain (loss) on sale of
     properties, net                  48     *          1,487      *

Other income, net                   (111) (57.8)            3      *

Income before income taxes          (938)  (6.0)        1,157     3.0

Income taxes                        (276)  (5.0)          555     4.2

Net income                          (662)  (6.5)          602     2.3


* Not meaningful

NET SALES

Consolidated net sales for the quarter ended September 30, 1999 were $226.1 million, an increase of 11.6% over the $202.6 million reported for the corresponding quarter last year. Net sales for the nine months were $640.3 million, representing an increase of 10.5% over the $579.3 million reported for the same period in 1998. The Company's vehicle segment experienced a net sales increase of 9.9% for the quarter and a net sales increase of 8.5% for the nine months. The net sales increase for the third quarter reflects a number of unit sales that were delayed from the second quarter due to problems with the implementation of a new enterprise-wide technology system in several of the Company's operations and other unrelated supplier problems. The increase in net sales for the nine months is attributed to the overall increases in the recreational vehicle market. The Company's housing segment had a net sales increase for the 1999 quarter of 19.7% and 20.8% for the nine months with growing demand for the Company's modular housing products and also as the result of increased capacity.

COST OF GOODS SOLD

Cost of goods sold increased 13.7% or $23.4 million for the three months and 11.8% or $58.3 million for the nine months ended September 30, 1999. The increase for both periods is higher than the increase in net sales. As a percentage of net sales, cost of goods sold increased 1.6% and 1.0% for the quarter and nine months, respectively, from the comparable prior year periods. While the housing segment experienced a decrease in the percentage of cost of goods sold to net sales, the overall percentage increases are attributable to the RV segment. These percentages reflect the impact of a sales mix with increased motorized products, which has a higher cost of goods sold percentage due to the chassis and also due to implementation related costs and inefficiencies associated with the Company's investment in new enterprise-wide technology and operating systems, as well as, the costs associated with the start-up of a new Class A production facility in Indiana.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include selling, delivery, general and administrative expenses, were 7.2% for the 1999 quarter and 7.8% for the nine months while for the comparable periods they were 7.9% for the 1998 quarter and 8.4% for the 1998 nine months. Selling and delivery expenses, as a percentage of net sales, decreased by .2% for the quarter with no change for the 1999 and 1998 nine months. The change for the quarter is primarily due to a slight decrease in selling expenses. General and administrative expenses were 2.6% of net sales for the third quarter compared to 3.2% for the 1998 corresponding quarter and 3.1% of net sales for the nine-month period compared to 3.7% for 1998. These decreases in both the quarter and nine-month periods primarily reflect the capitalization of compensation and related costs with the implementation the new enterprise-wide technology systems. (see
Note 6 of Notes to Condensed Consolidated Financial Statements regarding Change in Accounting Principle).

INTEREST EXPENSE

Interest expense was $531,000 and $1,508,000 for the three and nine-month periods in 1999 compared to $641,000 and $1,444,000 in the same periods last year. Interest expense varies with the amount of long-term debt and the increase in cash surrender value for the Company's investment in life insurance contracts. These life insurance contracts were purchased to fund obligations under deferred compensation agreements with executives and other key employees. The interest costs associated with deferred compensation obligations and with the borrowings against the cash value of the insurance policies are partially offset by the increases in cash surrender values.

INVESTMENT INCOME

Investment income decreased $933,000 and $2,082,000 respectively, for the 1999 three and nine-month periods. This decrease in investment income is principally due to the reduction in interest income as the result of less funds being invested in the 1999 periods.

GAIN (LOSS) ON THE SALE OF PROPERTIES, NET

There was a net gain on the sale of properties for the third quarter of 1999 of $37,000 compared with a loss of $11,000 in the same quarter of 1998. The net gain (loss) on the sale of properties was $1,432,000 and $(55,000) for the nine months ended September 30, 1999 and 1998, respectively. The gain for the 1999 nine months was substantially due to the sale of real estate in Indiana, including the corporate administrative building. Assets are continually analyzed and every effort is made to sell or dispose of properties that are determined to be unproductive.

OTHER INCOME, NET

Other income, net, represents income of $81,000 for the third quarter and $1,130,000 for the nine months compared to income of $192,000 and $1,127,000 for the 1998 third quarter and nine months, respectively. The most significant item of income for the nine months was from the sale of a Company-owned dealership in the state of Georgia. The principal amount in the 1998 nine months is attributed to the receipt of nontaxable income realized from corporate owned life insurance proceeds.

INCOME TAXES

For the third quarter ended September 30, 1999, the effective tax rate was 35.3% and a year-to-date rate of 34.3% compared with a 1998 third quarter and year-to-date effective tax rate of 34.9% and 33.9%, respectively. The Company's effective tax rate fluctuates based upon the states where sales occur, with the level of export sales and also with the level of nontaxable income recognized from investing activities.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains an unsecured committed line of credit, which totaled $30 million at September 30, 1999, to meet its seasonal working capital needs. At September 30, 1999, there were no borrowings against this line of credit. For the nine months ended September 30, 1999, the major source of cash was from operating activities. The significant items in operating activities which generated positive cash flow were net income, depreciation and an increase in trade accounts payable. The positive cash flow from these items was partially offset by increases in trade receivables and inventories. Investing activities reflected a net cash use of $18.9 million. The principal use of cash in investing activities was the acquisition of property and equipment, including the acquisition of a new corporate administration facility in Indiana, a new addition and remodeling costs at an RV manufacturing facility in Georgia and the acquisition of machinery and equipment for the Company's parts & supply group. Software and additional hardware requirements in connection with the Company's implementation of its new enterprise-wide technology system were also significant uses of cash for investing activities. The negative cash flow from financing activities was primarily for purchases of common shares for the treasury, cash dividends and repayment of long-term debt.

At September 30, 1999, there was a slight decrease in working capital, to $139.0 million from $139.7 million at December 31, 1998. The $25.2 million increase in current assets at September 30, 1999 versus December 31, 1998, was primarily due to increased trade receivables and inventories. The $25.9 million increase in current liabilities was principally attributable to increased trade accounts payable. The increases in trade receivables, inventories and trade accounts payable are directly related to the increased sales activity and in part are attributable to the implementation of the new enterprise-wide technology system, i.e. the system has temporarily impacted the process for billing and collecting receivables, as well as, monitoring inventory levels.

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

The assessment phase of the Company's software, systems and equipment began in 1997. It was initially determined that the systems most likely to be affected by the Year 2000 issue were the general accounting systems and payroll. To remedy the Year 2000 issue with regard to these areas, the Company began devoting significant resources to replace the affected software with a new enterprise-wide technology system. As of September 30, 1999, the implementation status of general accounting systems and payroll is 100% complete for the entire Company. The implementation of the manufacturing and distribution portions of the enterprise-wide technology system is complete for four divisions of the RV segment. One additional division from this segment will be complete for manufacturing and distribution systems as of November 1, 1999. The implementation of these systems for the remaining divisions in the RV and Housing segments will be halted or delayed until the year 2000. For those divisions that will not be transferred to the new manufacturing and distribution systems in 1999, the Company's existing software is being reprogrammed to be Year 2000 compliant. The Company estimates that this process is 80% complete at September 30, 1999. Testing and implementation of the new enterprise-wide technology system and reprogrammed legacy systems of the Company is occurring on an ongoing basis throughout 1999 and is expected to be complete in adequate time to enable proper processing of transactions throughout the Company before January 1, 2000.

The Company also initiated a senior management focus team in 1998 to identify and review other possible business system failures that could occur and to assess the need for contingency plans. The focus team has determined that the Company's equipment with embedded systems is Year 2000 compliant. The focus team does not believe the Company's equipment is, for the most part, calendar-date sensitive.

The Company believes the key risk factors associated with Year 2000 are those from outside the Company that it cannot directly control, such as the readiness of its key material suppliers, dealers, customers, financial institutions and public infrastructure suppliers. The Company relies on third parties to provide goods and services necessary for the manufacture and distribution of its products. The focus team has prioritized and communicated with third-party suppliers about the status of their compliance with Year 2000 issues. The Company has been assured by 100% of its high priority mission critical suppliers that they are Year 2000 compliant. The Company sells its products to numerous independent dealers. Management believes the risk associated with Year 2000 compliance by the dealers is minimized since the risk is spread among the dealers. Despite their assurances, due to the uncertainty of the Year 2000 readiness of third parties, the Company is unable to determine whether the consequences of Year 2000 failures of third parties will have a material impact on the Company's operations. The worst case scenario could include halting of production due to the inability of a single source supplier to deliver critical product or component. The largest exposure appears to be the Company's interface with chassis manufacturers for order processing. The Company believes these order processing systems to be Year 2000 compliant based on statements from representatives of the companies involved. The chassis suppliers have also advised the Company that the chassis are Year 2000 compliant. While the Company has obtained assurance from its mission critical third parties that they will be compliant, there can be no assurance that the systems of any third party on which the Company's operations rely will be timely compliant. Nevertheless, based on their assurances, the Company does not anticipate a material impact on its operations from direct interfaces with third parties.

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

The focus team has developed contingency plans to protect the Company's facilities from damage due to the disruption or unavailability of utility services, from interruptions of the supply of components critical to ongoing production, and to protect the electronic information it relies upon to conduct its business. Steps necessary to implement those plans are being taken and the Company believes that the plans will be ready for implementation if necessary, before December 31, 1999.

Based on a review of its products by segment, vehicles and housing, the Company has determined that the products it has sold and will continue to sell should not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products.

The objective of the Company and each of its operating subsidiaries is to have all of their significant business systems, including those that affect facilities and manufacturing activities, functioning properly with respect to Year 2000, before January 1, 2000. At September 30, 1999, the total cost is currently estimated to be in excess of $11.9 million, exclusive of some uncapitalized internal labor costs. Approximately $9.8 million has been incurred as of September 30, 1999. Of the amount incurred, $1.9 million has been expensed and $7.9 million has been capitalized for new systems and equipment. In addition, the Company estimates it has incurred approximately $2.1 million in uncapitalized internal labor costs during 1997 and 1998. (see Note 6 of Notes to Condensed Consolidated Financial Statements regarding Change in Accounting Principle.) All costs are being funded through operating cash flows. These costs do not include any costs associated with the implementation of contingency plans.

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




                                       COACHMEN INDUSTRIES, INC.
                                             (Registrant)



                                   /s/     JAMES E. JACK
Date: November 12, 1999            _______________________________
                                           James E. Jack
                                     Executive Vice President
                                      Chief Financial Officer




                                   /s/    WILLIAM M. ANGELO
Date: November 12, 1999            _______________________________
                                          William M. Angelo
                                            Vice President
                                       Chief Accounting Officer

<PAGE 16>