Form 10-Q/A
period 1999-06-30
COACHMEN INDUSTRIES INC
filed 2000-03-30
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             Form 10-Q/A

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

INTRODUCTORY STATEMENT

Coachmen is filing this Form 10-Q/A for the quarterly period ended
June 30, 1999 to restate the financial information as a result of a change in the Company's method of accounting for costs associated with its self-insured group medical plan. The restatement had the effect of decreasing pretax income by $1,000,000 and net income by $655,000, or $0.04 per common share (basic and diluted), for the three- and six-month periods ended June 30, 1999. At June 30, 1999 the restatement increased current deferred income tax assets by $937,000, increased accrued insurance by $2,718,000 and decreased retained earnings by $1,781,000. The December 31, 1998 consolidated balance sheet amounts were also restated for the effect of the change on prior years' financial statements, i.e., an increase in accrued insurance of $1,718,000, an increase in current deferred tax assets of $592,000 and a decrease in retained earnings of $1,126,000. See Note 2 of Notes to Condensed Consolidated Financial Statements.

                       COACHMEN INDUSTRIES, INC.
                                INDEX
                                                             Page No.
PART I.  FINANCIAL INFORMATION

    Financial Statements:

       Condensed Consolidated Balance Sheets-
       June 30, 1999 and December 31, 1998....................... 4-5

       Condensed Consolidated Statements of Income-
       Three and Six Months Ended June 30, 1999 and 1998.........  6

       Condensed Consolidated Statements of Cash Flows-
       Six Months Ended June 30, 1999 and 1998...................  7

       Notes to Condensed Consolidated Financial Statements...... 8-10

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations..........................11-16

PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders.  17
    Item 6.  Exhibits and Reports on Form 8-K....................  17

SIGNATURES.......................................................  18

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

                      COACHMEN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands)
                                               JUNE 30,    DECEMBER 31,

                                                 1999          1998
                                              (Restated)    (Restated)
ASSETS
CURRENT ASSETS
  Cash and temporary cash investments         $ 22,975      $ 23,009
  Marketable securities                         32,787        31,279
  Trade receivables, less allowance for
   doubtful receivables 1999 - $1,163
   and 1998 - $768                              37,393        27,585
  Other receivables                              1,797         1,838
  Refundable income taxes                          857         3,741
  Inventories                                  107,451        93,350
  Prepaid expenses and other                     2,379         1,341
  Deferred income taxes                          4,205         3,860

    Total current assets                       209,844       186,003

PROPERTY AND EQUIPMENT, at cost
  Land and improvements                         11,509        11,017
  Buildings and improvements                    57,297        53,761
  Machinery and equipment                       21,963        19,713
  Transportation equipment                      12,094        11,176
  Office furniture and fixtures                 12,638         8,850

                                               115,501       104,517

  Less, Accumulated depreciation                43,425        41,445

    Net property and equipment                  72,076        63,072

OTHER ASSETS
  Real estate held for sale                      2,622         2,622
  Rental properties                              1,344         1,372
  Intangibles, less accumulated amortization
   1999 - $580 and 1998 - $517                   4,490         4,553
  Deferred income taxes                            579           579
  Other                                         11,556        10,867

     Total other assets                         20,601        19,993

TOTAL ASSETS                                  $302,521      $269,068

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS (CONT'D)
                          (in thousands)
                                               JUNE 30,    DECEMBER 31,
                                                 1999          1998
                                              (Restated)    (Restated)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt        $  1,825      $  2,125
  Accounts payable, trade                       38,482        18,997
  Accrued wages, salaries and commissions        5,220         4,358
  Accrued dealer incentives                      2,471         3,784
  Accrued warranty expense                       6,227         6,138
  Accrued income taxes                             881         1,509
  Accrued insurance                              3,743         3,581
  Other liabilities                              8,505         6,944

    Total current liabilities                   67,084        47,436

LONG-TERM DEBT                                   8,966        10,191

OTHER                                            6,568         7,109

    Total liabilities                           82,618        64,736

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000 shares; issued 1999 - 20,931
   shares and 1998 - 20,843 shares              90,009        89,105
  Additional paid-in capital                     3,935         3,867
  Retained earnings                            159,057       144,488
  Treasury shares, at cost, 1999 - 4,254
   shares and 1998 - 4,258 shares              (33,098)      (33,128)

    Total shareholders' equity                 219,903       204,332

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $302,521      $269,068

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data)

                                    THREE MONTHS         SIX MONTHS
                                    ENDED JUNE 30,      ENDED JUNE 30,
                                   1999      1998      1999      1998
                                (Restated)          (Restated)

Net sales                        $203,199  $201,069  $414,224  $376,707

Cost of goods sold                175,191   170,874   358,643   323,136

    Gross profit                   28,008    30,195    55,281    53,571

Operating expenses:
  Selling and delivery              9,721     8,823    19,841    17,890
  General and administrative        7,032     8,035    14,004    14,810

    Total operating expenses       16,753    16,858    33,845    32,700

    Operating income               11,255    13,337    21,736    20,871

Nonoperating income (expense):
  Interest expense                   (543)     (338)     (977)     (803)
  Investment income                   937     1,305     1,284     2,433
  Gain (loss) on sale of
     properties, net                1,392       (49)    1,395       (44)
  Other income, net                   717        61     1,049       935

    Total nonoperating income       2,503       979     2,751     2,521

    Income before income taxes     13,758    14,316    24,487    23,392

Income taxes                        4,744     4,993     8,256     7,770

    Net income                   $  9,014  $  9,323  $ 16,231  $ 15,622

Earnings per common share:
    Basic                        $    .54  $    .54  $    .98  $    .90
    Diluted                      $    .54  $    .53  $    .97  $    .89

Number of common shares used in
 the computation of earnings
 per share:
    Basic                          16,665    17,401    16,645    17,370
    Diluted                        16,744    17,568    16,711    17,536

Cash dividends per common share  $    .05  $    .05  $    .10  $    .10

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

2. In the fourth quarter of 1999, the Company changed its method of accounting for costs associated with its self-insured group medical plan. Previously, the Company accounted for costs associated with its self-insured group medical plan on a "pay-as-you-go" basis and capitalized advances to the medical trust when additional Company contributions were required to fund claims in excess of expected levels. This accounting method was not in accordance with generally accepted accounting principles ("GAAP"), although the variance from GAAP was not material to the Company's consolidated financial statements. With the issuance of Securities and Exchange Commission's Staff Accounting Bulletin No. 99 on materiality, the Company elected to change its accounting method to conform with GAAP. In connection with this accounting change, the Company restated retained earnings as of January 1, 1998, and the effect of the adjustment was to decrease retained earnings by $1,126,000. The restatement had no significant effect on previously reported results of operations or cash flows for the year ended December 31, 1998, since the unrecorded accrual for incurred but not reported claims and the amount advanced to the medical trust had remained relatively constant in 1998. The accounting change also results in a restatement of the Company's second quarter consolidated financial statements to expense a $1,000,000 contribution to the medical trust in the second quarter which was capitalized under the previous accounting method. The effect of the restatement for the three- and six-month periods ended June 30, 1999 was to recognize $1,000,000 of insurance expense (increase cost of goods sold $700,000, increase selling and delivery expense $200,000 and increase general and administrative expense $100,000), decrease income taxes by $345,000 and decrease net income by $655,000. The following summarizes the impact of the restatement on the assets, liabilities and shareholders' equity at June 30, 1999 and on the results of operations for the three- and six-month ended June 30, 1999:

                                          June 30, 1999
    Balance sheet                    As reported    As restated

    Current deferred income
     tax asset                        $  3,268       $  4,205
    Total current assets               208,907        207,907
    Total assets                       301,584        302,521
    Accrued insurance                      755          3,473
    Total current liabilities           64,366         67,084
    Total liabilities                   79,900         82,618
    Retained earnings                  160,838        159,057
    Total shareholders' equity         221,684        219,903
    Total liabilities and
     shareholders' equity              301,584        302,521

                             Three months ended       Six months ended
                               June 30, 1999            June 30, 1999

    Income statement      As reported As restated  As reported As restated

    Cost of goods sold      $174,491    $175,191     $357,943    $358,643
    Gross profit              28,708      28,008       56,281      55,281
    Selling and delivery       9,521       9,721       19,641      19,841
    General and
     administrative            6,932       7,032       13,904      14,004
    Total operating
     expenses                 16,453      16,753       33,545      33,845
    Operating income          12,255      11,255       22,736      21,736
    Income before
     income taxes             14,758      13,758       25,487      24,487
    Income taxes               5,089       4,744        8,601       8,256
    Net income                 9,669       9,014       16,886      16,231
    Basic EPS                    .58         .54         1.01         .98
    Diluted EPS                  .58         .54         1.01         .97

3. In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair statement of the interim periods reported. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

4.  Inventories consist of the following (in thousands):

                                   June 30,            December 31,
                                     1999                  1998

    Raw material                  $ 39,937              $ 29,692
    Work-in-process                 21,471                11,512
    Finished goods                  46,043                52,146

    Total                         $107,451              $ 93,350

5. The Company was contingently liable at June 30, 1999 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. The Company is involved in various legal proceedings which are ordinary litigations incidental to the industry and which are covered in whole or in part by insurance. Management believes that any liability which may result from these proceedings will not be significant.

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

    The table below presents information about segments used by the Chief operating decision maker of the Company for the six months ended June 30, 1999 and 1998 (in thousands):

                                      1999            1998
                                   (Restated)      (Restated)
         Net sales:
           Vehicles                $342,851         $317,955
           Housing                   71,373           58,752

             Consolidated total    $414,224         $376,707

         Pretax income:
           Vehicles                $ 16,080         $ 18,209
           Housing                    7,482            4,230
           Other reconciling items      925              953

             Consolidated total    $ 24,487         $ 23,392

         Total assets:
           Vehicles                $171,557         $135,675
           Housing                   41,902           38,398
           Other reconciling items   89,061          103,221

             Consolidated total    $302,521         $277,294

7.  Change in Accounting Principle

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

                                             Comparison of
                                  Three Months          Six Months
                                    Ended June 30, 1999 and 1998
                                           ($ in thousands)
                                         Increases (Decreases)
                                     (Restated)         (Restated)

Net sales                        $ 2,130    1.1%      $37,517    10.0%

Cost of goods sold                 4,317    2.5        35,507    11.0

Selling and
     delivery expenses               898   10.2         1,951    10.9

General and
     administrative expenses      (1,003) (12.5)         (806)   (5.4)

Interest expense                     205   60.7           174    21.7

Investment income                   (368) (28.2)       (1,149)  (47.2)

Gain (loss) on sale of
     properties, net               1,441     *          1,439      *

Other income, net                    656     *            114    12.2

Income before income taxes          (558)  (3.9)        1,095     4.7

Income taxes                        (249)  (5.0)          486     6.3

Net income                          (309)  (3.3)          609     3.9


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

COST OF GOODS SOLD

Cost of goods sold increased 2.5% or $4.3 million for the three months and 11.0% or $35.5 million for the six months ended June 30, 1999. The increase for both periods is higher than the increase in net sales. As a percentage of net sales, cost of goods sold increased 1.2% and .8% for the quarter and six months, respectively, from the comparable prior year periods. While the housing segment experienced a decrease in the percentage of cost of goods sold to net sales, the overall percentage increases are attributable to the RV segment. These percentages reflect the impact of the software implementation and material shortage problems, as well as, the costs associated with the start-up of a new Class A production facility in Indiana.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include selling, delivery, general and administrative expenses, were 8.2% for both the 1999 quarter and six months and 8.4% for the 1998 quarter and 8.7% for the 1998 six months. Selling and delivery expenses, as a percentage of net sales, increased by .4% for the quarter and by .1% for the 1999 six months. The increase for the quarter is primarily due to an overall increase in dealer trip incentives, as well as increased dealer volume sales incentives attributable to significantly increased sales in the housing group. General and administrative expenses were 3.5% of net sales for the second quarter compared to 4.0% for the 1998 corresponding quarter and 3.4% of net sales for the six-month period compared to 3.9% for 1998. These decreases in both the quarter and six-month periods reflect the capitalization of compensation and related costs with the implementation the new enterprise-wide software system. (see Note 6 of Notes to Consolidated Financial Statements regarding Change in Accounting Principle).

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

At June 30, 1999, working capital increased to $142.8 million from $121.3 million at December 31, 1998. The $23.8 million increase in current assets at June 30, 1999 versus December 31, 1998, was primarily due to increased trade receivables and inventories. The $19.6 million increase in current liabilities was substantially due to increased trade accounts payable. The increases in trade receivables, inventories and trade accounts payable are directly related to the increased sales activity and in part are attributable to the implementation of the new enterprise-wide software system.

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

     (a)  Exhibits

             Exhibit 27 - Restated Financial Data Schedule

     (b)  Reports on Form 8-K

             None

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       COACHMEN INDUSTRIES, INC.
                                             (Registrant)




Date: March 30, 2000                   /s/ CLAIRE C. SKINNER
                                   _______________________________
                                   Claire C. Skinner, Chairman of
                                    The Board & Chief Executive Officer





Date: March 30, 2000                   /s/ WILLIAM M. ANGELO
                                   _______________________________
                                   William M. Angelo, Vice President
                                    & Chief Accounting Officer