Form 10-Q/A
period 1999-09-30
COACHMEN INDUSTRIES INC
filed 2000-03-30
CIK 21212

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

INTRODUCTORY STATEMENT

Coachmen is filing this Form 10-Q/A for the quarterly period ended September 30, 1999 to restate the nine-month financial information as a result of a change in the Company's method of accounting for costs associated with its self-insured group medical plan and a related restatement of the previous quarter's financial statements. The restatement had the effect of decreasing pretax income by $1,000,000 and net income by $655,000, or $0.04 per common share (basic and diluted), for the nine-month period ended September 30, 1999. At September 30, 1999 the restatement increased current deferred income tax assets by $937,000, increased accrued insurance by $2,718,000 and decreased retained earnings by $1,781,000. The December 31, 1998 consolidated balance sheet amounts were also restated for the effect of the change on prior years' financial statements, i.e., an increase in accrued insurance of $1,718,000, an increase in current deferred tax assets by $592,000 and a decrease in retained earnings by $1,126,000. See Note 2 of Notes to Condensed Consolidated Financial Statements.

                       COACHMEN INDUSTRIES, INC.
                                INDEX
                                                               Page No.
PART I.  FINANCIAL INFORMATION

    Financial Statements:

       Condensed Consolidated Balance Sheets-
       September 30, 1999 and December 31, 1998.................. 4-5

       Condensed Consolidated Statements of Income-
       Three and Nine Months Ended September 30, 1999 and 1998...  6

       Condensed Consolidated Statements of Cash Flows-
       Nine Months Ended September 30, 1999 and 1998.............  7

       Notes to Condensed Consolidated Financial Statements...... 8-10

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations..........................11-16

PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K..................... 17

SIGNATURES........................................................ 18

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

                      COACHMEN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands)
                                             SEPTEMBER 30, DECEMBER 31,
                                                 1999          1998
                                              (Restated)    (Restated)
ASSETS
CURRENT ASSETS
  Cash and temporary cash investments         $  8,020      $ 23,009
  Marketable securities                         32,424        31,279
  Trade receivables, less allowance for
   doubtful receivables 1999 - $956
   and 1998 - $1,032                            53,171        27,585
  Other receivables                              2,215         1,838
  Refundable income taxes                          857         3,741
  Inventories                                  108,791        93,350
  Prepaid expenses and other                     1,852         1,341
  Deferred income taxes                          4,205         3,860

    Total current assets                       211,535       186,003

PROPERTY AND EQUIPMENT, at cost
  Land and improvements                         11,698        11,017
  Buildings and improvements                    58,521        53,761
  Machinery and equipment                       22,374        19,713
  Transportation equipment                      12,239        11,176
  Office furniture and fixtures                 14,418         8,850

                                               119,250       104,517

  Less, Accumulated depreciation                45,064        41,445

    Net property and equipment                  74,186        63,072

OTHER ASSETS
  Real estate held for sale                      2,622         2,622
  Rental properties                              1,331         1,372
  Intangibles, less accumulated amortization
   1999 - $612 and 1998 - $517                   4,458         4,553
  Deferred income taxes                            579           579
  Other                                         11,799        10,867

     Total other assets                         20,789        19,993

TOTAL ASSETS                                  $306,510      $269,068

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS (CONT'D)
                          (in thousands)
                                             SEPTEMBER 30,  DECEMBER 31,
                                                 1999          1998
                                              (Restated)    (Restated)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt        $  1,825      $  2,125
  Accounts payable, trade                       40,727        18,997
  Accrued wages, salaries and commissions        7,939         4,358
  Accrued dealer incentives                      3,526         3,784
  Accrued warranty expense                       6,556         6,138
  Accrued income taxes                           3,082         1,509
  Accrued insurance                              3,272         3,581
  Other liabilities                              7,393         6,944

    Total current liabilities                   74,320        47,436

LONG-TERM DEBT                                   8,766        10,191

OTHER                                            6,592         7,109

    Total liabilities                           89,678        64,736

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000 shares; issued 1999 - 20,946
   shares and 1998 - 20,843 shares              90,168        89,105
  Additional paid-in capital                     3,960         3,867
  Retained earnings                            167,754       144,488
     Treasury shares, at cost, 1999 - 4,984
   shares and 1998 - 4,258 shares              (45,050)      (33,128)

    Total shareholders' equity                 216,832       204,332

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $306,510      $269,068

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data)

                                    THREE MONTHS        NINE MONTHS
                                 ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                   1999      1998      1999      1998
                                                    (Restated)

Net sales                        $226,114  $202,593  $640,338  $579,300

Cost of goods sold                195,024   171,578   553,667   494,714

    Gross profit                   31,090    31,015    86,671    84,586

Operating expenses:
  Selling and delivery             10,362     9,627    30,203    27,516
  General and administrative        5,843     6,451    19,847    21,262

    Total operating expenses       16,205    16,078    50,050    48,778

    Operating income               14,885    14,937    36,621    35,808

Nonoperating income (expense):
  Interest expense                   (531)     (641)   (1,508)   (1,444)
  Investment income                   249     1,182     1,533     3,615
  Gain (loss) on sale of
     properties, net                   37       (11)    1,432       (55)
  Other income, net                    81       192     1,130     1,127

    Total nonoperating
     Income (expense)                (164)      722     2,587     3,243

    Income before income taxes     14,721    15,659    39,208    39,051

Income taxes                        5,196     5,472    13,452    13,242

    Net income                   $  9,525  $ 10,187  $ 25,756  $ 25,809

Earnings per common share:
    Basic                        $    .58  $    .59  $   1.55  $   1.49
    Diluted                      $    .58  $    .59  $   1.55  $   1.48

Number of common shares used in
 the computation of earnings
 per share:
    Basic                          16,496    17,199    16,595    17,312
    Diluted                        16,548    17,304    16,655    17,430

Cash dividends per common share  $    .05  $    .05  $    .15  $    .15

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

2. In the fourth quarter of 1999, the Company changed its method of accounting for costs associated with its self-insured group medical plan. Previously, the Company accounted for costs associated with its self-insured group medical plan on a "pay-as-you-go" basis and capitalized advances to the medical trust when additional Company contributions were required to fund claims in excess of expected levels. This accounting method was not in accordance with generally accepted accounting principles ("GAAP"), although the variance from GAAP was not material to the Company's consolidated financial statements. With the issuance of Securities and Exchange Commission's Staff Accounting Bulletin No. 99 on materiality, the Company elected to change its accounting method to conform with GAAP. In connection with this accounting change, the Company restated retained earnings as of January 1, 1998, and the effect of the adjustment was to decrease retained earnings by $1,126,000. The restatement had no significant effect on previously reported results of operations or cash flows for the year ended December 31, 1998, since the unrecorded accrual for incurred but not reported claims and the amount advanced to the medical trust had remained relatively constant in 1998. The accounting change also results in a restatement of the Company's second and third quarter consolidated financial statements to expense a $1,000,000 contribution to the medical trust in the second quarter which was capitalized under the previous accounting method. The effect of the restatement for the nine-month period ended September 30, 1999 was to recognize $1,000,000 of insurance expense (increase cost of goods sold - $700,000, increase selling and delivery expense - $200,000 and increase general and administrative expense - $100,000), decrease income taxes by $345,000 and decrease net income by $655,000. The following summarizes the impact of the restatement on the assets, liabilities and shareholders' equity at September 30, 1999 and on the results of operations for the nine months ended September 30, 1999:

                                         September 30, 1999

    Balance Sheet                    As reported     As restated

    Current deferred income
     tax asset                        $  3,268        $  4,205
    Total current assets               210,598         211,535
    Total assets                       305,573         306,510
    Accrued insurance                      554           3,272
    Total current liabilities           71,602          74,320
    Total liabilities                   86,960          89,678
    Retained earnings                  169,535         167,754
    Total shareholders' equity         218,613         216,832
    Total liabilities and
     shareholders' equity              305,573         306,510

                                          Nine months ended
                                          September 30, 1999

    Income statement                   As reported    As restated

    Cost of goods sold                  $552,967       $553,667
    Gross profit                          87,371         86,671
    Selling and delivery                  30,003         30,203
    General and Administrative            19,747         19,847
    Total operating expenses              49,750         50,050
    Operating income                      37,261         36,621
    Income before income taxes            40,208         39,208
    Income taxes                          13,797         13,452
    Net income                            26,411         25,756
    Basic EPS                               1.59           1.55
    Diluted EPS                             1.59           1.55

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



5. The Company was contingently liable at September 30, 1999 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. The Company is involved in various legal proceedings which are ordinary litigations incidental to the industry and which are covered in whole or in part by insurance. Management believes that any liability which may result from these proceedings will not be significant.

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

    The table below presents information about segments used by the chief operating decision maker of the Company for the nine months ended September 30, 1999 and 1998 (in thousands):

                                      1999            1998
                                   (Restated)      (Restated)
         Net sales:
           Vehicles                $525,736         $484,441
           Housing                  114,602           94,859

             Consolidated total    $640,338         $579,300

         Pretax income:
           Vehicles                $ 25,365         $ 28,808
           Housing                   11,710            7,827
           Other reconciling items    2,133            2,416

             Consolidated total    $ 39,208         $ 39,051

         Total assets:
           Vehicles                $186,641         $149,336
           Housing                   41,244           41,399
           Other reconciling items   78,625          103,221

             Consolidated total    $306,510         $277,294

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

                                             Comparison of
                                  Three Months         Nine Months
                                  Ended September 30, 1999 and 1998
                                           ($ in thousands)
                                         Increases (Decreases)
                                                         (Restated)

Net sales                       $ 23,521   11.6%      $61,038    10.5%

Cost of goods sold                23,446   13.7        58,953    11.9

Selling and
     delivery expenses               735    7.6         2,687     9.8

General and
     administrative expenses        (608)  (9.4)       (1,415)   (6.7)

Interest expense                    (110) (17.2)           64     4.4

Investment income                   (933) (78.9)       (2,082)  (57.6)

Gain (loss) on sale of
     properties, net                  48     *          1,487      *

Other income, net                   (111) (57.8)            3      *

Income before income taxes          (938)  (6.0)          157      *

Income taxes                        (276)  (5.0)          210     1.6

Net income                          (662)  (6.5)          (53)     *


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

COST OF GOODS SOLD

Cost of goods sold increased 13.7% or $23.4 million for the three months and 11.9% or $58.9 million for the nine months ended September 30, 1999. The increase for both periods is higher than the increase in net sales. As a percentage of net sales, cost of goods sold increased 1.6% and 1.1% for the quarter and nine months, respectively, from the comparable prior year periods. While the housing segment experienced a decrease in the percentage of cost of goods sold to net sales, the overall percentage increases are attributable to the RV segment. These percentages reflect the impact of a sales mix with increased motorized products, which has a higher cost of goods sold percentage due to the chassis and also due to implementation related costs and inefficiencies associated with the Company's investment in new enterprise-wide technology and operating systems, as well as, the costs associated with the start-up of a new Class A production facility in Indiana.

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

At September 30, 1999, there was a slight decrease in working capital, to $137.2 million from $138.6 million at December 31, 1998. The $25.5 million increase in current assets at September 30, 1999 versus December 31, 1998, was primarily due to increased trade receivables and inventories. The $26.9 million increase in current liabilities was principally attributable to increased trade accounts payable. The increases in trade receivables, inventories and trade accounts payable are directly related to the increased sales activity and in part are attributable to the implementation of the new enterprise-wide technology system, i.e. the system has temporarily impacted the process for billing and collecting receivables, as well as, monitoring inventory levels.

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




                                       COACHMEN INDUSTRIES, INC.
                                             (Registrant)



                                   /s/     JAMES E. JACK
Date: March 30, 2000               _______________________________
                                           James E. Jack
                                     Executive Vice President
                                      Chief Financial Officer




                                   /s/    WILLIAM M. ANGELO
Date: March 30, 2000               _______________________________
                                          William M. Angelo
                                            Vice President
                                       Chief Accounting Officer