Form 10-K
period 1999-12-31
COACHMEN INDUSTRIES INC
filed 2000-03-30
CIK 21212

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999.
                                   OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
     For the transition period from _____ to _____.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes _ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment hereto. X

While it is difficult to determine the number of shares owned by non-affiliates (within the meaning of such term under the applicable regulations of the Securities and Exchange Commission), the registrant estimates that the aggregate market value of the registrant's Common Stock on March 21, 2000 held by non-affiliates was $197.36 million (based upon the closing price on the New York Stock Exchange and an estimate that 89.4% of such shares are owned by non-affiliates).

As of March 21, 2000, 15,560,391 shares of the registrant's Common Stock were outstanding.

Documents Incorporated by Reference

                                        Parts of Form 10-K into which
            Document                    the Document is Incorporated



Portions of the Proxy Statement for
the Annual Meeting of Shareholders
to be held on May 4, 2000                       Part III

                              Part I.


Item 1.  Business

Coachmen Industries, Inc. (the "Company" or the "Registrant") was incorporated under the laws of the State of Indiana on December 31, 1964, as the successor to a proprietorship established earlier that year. All references to the Company include its wholly owned subsidiaries and divisions.

The Company is one of the largest full-line producers of recreational vehicles ("RVs") and is the largest builder of modular homes in the United States. The Company's RVs are marketed under various brand names including Coachmen, Shasta, and Viking through approximately 1,300 independent dealers located in 49 states and internationally and through six Company-owned dealerships. Modular homes are manufactured by the Company's All American Homes operation which sells homes through approximately 300 builders.

The Company maintains approximately 61 trademarks, which are up for renewal from 2000 through 2013, and approximately 9 patents due to expire between 2001 and 2016. There are no material licenses, franchises, or concessions and no material foreign operations.

The Company operates primarily in two business segments, vehicles and housing. The vehicle segment consists of the manufacture and distribution of Class A and Class C motorhomes, travel trailers, fifth wheels, camping trailers, truck campers and related parts and supplies. The housing segment consists of factory produced modular homes.

The table below sets forth the composition of the Company's net sales for each of the last three years (dollar amounts in thousands):

                            1999          1998          1997
                        Amount    %   Amount    %   Amount    %
   Vehicles:
    Motorhomes         $455,103  54  $400,953  53  $346,435  52
    Travel Trailers
      and Fifth Wheels  160,531  19   150,632  20   134,045  20
    Camping Trailers     26,113   3    25,686   3    22,527   4
    Truck Campers         2,204   -     3,673   1     4,593   1
    Parts and Supplies   47,222   6    44,804   6    39,941   6

     Total Vehicles     691,173  82   625,748  83   547,541  83

   Housing              155,851  18   130,282  17   114,050  17

     Total             $847,024 100  $756,030 100  $661,591 100

   Note: See Note 2 of Notes to Consolidated Financial Statements regarding segment information on page 27.

Vehicle Segment

The Vehicle Segment consists of recreational vehicles and parts and supplies. The recreational vehicles consists of four companies:
Coachmen Recreational Vehicle Company, Inc., Georgie Boy Mfg., Inc., Shasta Industries, Inc. and Viking Recreational Vehicles, Inc. Recreational vehicles are either driven or towed and serve as temporary living quarters for camping, travel and other leisure activities. Recreational vehicles may be categorized as motorhomes, travel trailers, camping trailers or truck campers. A motorhome is a self-powered mobile dwelling built on a special heavy-duty chassis. A travel trailer is a mobile dwelling designed to be towed behind another vehicle. Camping trailers are smaller towed units constructed with sidewalls that may be raised up and folded out. Truck campers are designed to be mounted on the bed of a pickup truck.

The Company's principal brand names for its recreational vehicles are Coachmen, Shasta, Viking, Travelmaster, Sportscoach, Santara, Catalina Cruise Air, Encounter, Cruise Master, Swinger, Pursuit and Landau. Other brand names the Company has protected and used and anticipates using in the future include Normandy, Cross Country, Pathfinder and Frolic.

The Company disposed of its Coachmen Automotive Division, which produced and sold van campers, van and truck conversions, on January 4, 2000 (see
Note 12 of Notes to Consolidated Financial Statements). The principal brand names of the Coachmen Automotive Division included Starflyte, Dearborn, Jimmy, Greenbriar and Saratoga.

Parts and Supplies, which consists of Prodesign, Inc. and The Lux Company, Inc., provides a variety of products to the recreational vehicle and automotive industries, as well as other industries. Prodesign, Inc. is a diversified manufacturer of fiberglass and thermoplastic parts, including ground effects, flared fenders, running boards and lower front and rear moldings. The Lux Company, Inc. manufactures seating products for the recreational vehicle, office and healthcare industries. The largest portion of Lux's sales are in the recreational vehicle seating category, including sofa beds, convertible pit groups, swivel chairs and ergonomic pilot seats. Lux also manufactures managerial, conference, guest and high-back executive chairs. Lux healthcare products encompass end-opening sofas and task chairs for laboratory and emergency care workers.

The Company currently produces recreational vehicles on an assembly line basis in Indiana, Michigan, Georgia and Oregon. Components used in the manufacture of recreational vehicles are primarily purchased from outside sources. However, in some cases (such as cushions, fiberglass products and furniture) where it is profitable for the Company to do so, or where the Company has experienced shortages of supplies, the Company has undertaken to manufacture its own supplies. The Company depends on the availability of chassis from a limited number of manufacturers. Occasionally, chassis availability has limited the Company's production (see Note 13 of Notes to Consolidated Financial Statements on page 35 for information concerning the use of converter pool agreements to purchase vehicle chassis).

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

Most dealers' purchases of RVs from the Company are financed through "floor plan" arrangements. Under these arrangements, a bank or other financial institution agrees to lend the dealer all or most of the purchase price of its RV inventory, collateralized by a lien on such inventory. The Company generally executes repurchase agreements at the request of the financing institution. These agreements provide that, for up to twelve months after a unit is financed, the Company will repurchase a unit which has been repossessed by the financing institution for the amount then due to the financing institution, which is usually less than 100% of the dealer's cost. Risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased (see
Note 13 of Notes to Consolidated Financial Statements on page 35). In
1998 the Company terminated its arrangement to guarantee certain obligations of dealers to a financial institution for purchases of the Company's products and no such guarantees existed at December 31, 1999 and 1998. Over the past three years, the Company has not reported any significant losses from the repurchase agreements or the guarantee arrangement. The Company does not finance retail consumer purchases of its products, nor does it generally guarantee consumer financing.

Housing Segment

The Company's housing segment, which is the largest producer of modular homes in the United States, is composed of five All American Homes ("All American") operations strategically located in Indiana, Iowa, North Carolina, Ohio and Tennessee. Together these plants serve approximately 300 builders in 19 states.

The Company's principal brand name for its modular housing units is "All American Homes." Modular homes are built to the same local building codes as site-built homes by skilled craftsmen in a factory environment unaffected by weather conditions. Nearly complete when they leave the plant, modular homes are delivered to their final location, typically in two to five sections, and are crane set onto a waiting basement or crawl space foundation. Production takes place on an assembly line, with components moving from workstation to workstation for framing, electrical, plumbing, drywall, roofing, and cabinet setting, among other operations. An average two-module home can be produced in just a few days.

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

The recreational vehicle industry is highly regulated. NHTSA, state lemon law statutes and state legislation protecting motor vehicle dealerships all impact the way the Company conducts its RV business.

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

Employees

At December 31, 1999, Coachmen employed 4,942 persons, of whom 926 were employed in office and administrative capacities. The Company provides group life, dental, vision service, hospitalization, and major medical plans under which the employee pays a portion of the cost. In addition, employees can participate in a stock purchase plan and certain employees can participate in a stock option plan (see Notes 9 and 10 of Notes to Consolidated Financial Statements). The Company considers its relations with employees to be good.

Research and Development

During 1999, the Company spent approximately $5,727 on research related to the development of new products and improvement of existing products.

The amounts spent in 1998 and 1997 were approximately $4,706 and $3,521, respectively.

Item 2. Properties

The Registrant owns or leases 3,168,810 square feet of plant and office space, located on 1,169.5 acres, of which 2,581,725 square feet are used for manufacturing, 438,269 square feet are used for warehousing and distribution, 46,024 square feet are used for research and development, 93,044 square feet are used for customer service and 178,651 square feet are offices. 146,054 square feet are leased to others and 158,283 square feet are available for sale or lease. The Registrant believes that its present facilities, consisting primarily of steel clad, steel frame or wood frame construction and the machinery and equipment contained therein, are well maintained and in good condition.

The following table indicates the location, number and size of the Registrant's properties by segment as of December 31, 1999:

                                                  No. of   Building Area
             Location                   Acreage  Buildings   (Sq. Ft.)

Properties Owned and Used by Registrant:

  Vehicles

     Elkhart, Indiana                     90.7       18       539,361
     Middlebury, Indiana                 518.6       34       773,639
     Fitzgerald, Georgia                  17.0        3        67,070
     Centreville, Michigan               105.0        4        84,865
     Edwardsburg, Michigan                83.1       12       303,254
     Colfax, North Carolina                7.0        4        16,400
     Stuart, Florida                       4.4        1        26,216
     Goshen, Indiana                      18.0        1        80,000
     Melbourne, Florida                    8.1        1        32,000
     Grants Pass, Oregon                  24.5        1        62,563
     Marietta, Georgia                     5.2        1        17,400

          Subtotal                       881.6       80     2,002,768

  Housing
     Decatur, Indiana                     43.3        4       286,500
     Dyersville, Iowa                     20.0        1       141,902
     Springfield, Tennessee               45.0        1       131,453
     Rutherfordton, North Carolina        37.8        1       131,497
     Zanesville, Ohio                     23.0        1       129,753

          Subtotal                       169.1        8       821,105

          Total owned                  1,050.7       88     2,823,873

Properties Leased and Used by Registrant:

  Vehicles

     Elkhart, Indiana                     4.6         2        29,000
     Ft. Myers, Florida                   3.1         1        10,400
     Colfax, North Carolina               1.5         1         1,200
     Grants Pass, Oregon                  9.4         -             -

          Subtotal                       18.6         4        40,600

Properties Owned by Registrant and Leased to Others:

  Vehicles

     Lake Park, Georgia                   8.0         1        11,720
     Winter Garden, Florida               5.0         1        42,176
     Crooksville, Ohio                   10.0         2        39,310
     Grapevine, Texas                     5.0         4        52,848

          Subtotal                       28.0         8       146,054

Properties Owned by Registrant and Available for Sale or Lease:

  Vehicles

     Adelanto, California                 1.1         -             -
     Perris, California                  15.5         -             -
     Grapevine, Texas                     4.0         -             -
     Longview, Texas                      9.2         -             -

          Subtotal                       29.8         -             -

  Housing

     Montezuma, Georgia                  42.6         2       158,283

          Subtotal                       72.4         2       158,283

          Total                       1,169.7       102     3,168,810

Item 3.  Legal Proceedings

From time to time, the Company is involved in certain litigation arising out of its operations in the normal course of business. The Company believes that there are no claims or litigation pending, the outcome of which will have a material adverse effect on the financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the quarter ended December 31, 1999 to a vote of security holders.

Executive Officers of the Registrant

The following table sets forth the executive officers of the Company, as of December 31, 1999:

       Name                         Position

  *Claire C. Skinner....Chairman of the Board and Chief Executive Officer

  *Keith D. Corson......President and Chief Operating Officer and Director

  *James E. Jack........Executive Vice President and Chief Financial Officer

  *Gene E. Stout........Executive Vice President, Corporate Development

    * Member of Finance Committee

Claire C. Skinner (age 45) has served as Chairman of the Board and Chief Executive Officer since August 1997. Before that, Vice Chairman of the Company since May 1995, and served as Executive Vice President from 1990 to 1995. From 1987 through July 1997, Ms. Skinner served as the President of Coachmen RV, the Company's largest division. Prior to that, she held several management positions in operations and marketing since 1983.

Keith D. Corson (age 64) has served as President and Chief Operating Officer of the Company since November 1991. From June 1991 to November 1991 he served in the position of Office of the President after rejoining the Company. Mr. Corson was owner and President of Koszegi Products, a soft case manufacturer for the eight years prior to June 1991. He was a co-founder of the Company in 1964, and served in several senior management positions from 1964 until 1982, including President of the Company from 1978 until 1982.

James E. Jack (age 58) has served as Executive Vice President and Chief Financial Officer of the Company since October 1999. From 1997 to September 1999 he served as a Managing Consultant at Towers Perrin and prior to that he held various positions beginning in 1963 at Associates First Capital Corporation, including Director, Senior Executive Vice President and Chief Financial Officer.

Gene E. Stout (age 66) has served as Executive Vice President, Corporate Development of the Company since May 1983. From April 1982 to May 1983 he was Senior Vice President Corporate Planning and Industry Relations. Between 1971 and 1982 he held various management positions with the Company.

                                  Part II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters

The following table discloses the high and low sales prices for Coachmen's common stock during the past two years as reported on the New York Stock Exchange, along with information on dividends paid per share during the same periods.

                      High & Low Sales Prices                Dividends Paid
                     1999                 1998              1999        1998

1st Quarter    $26.88 - $17.88     $28.75 - $20.38          $.05        $.05

2nd Quarter     24.00 -  18.13      30.00 -  23.44           .05         .05

3rd Quarter     24.00 -  15.38      27.94 -  17.31           .05         .05

4th Quarter     17.63 -  13.25      26.25 -  16.00           .05         .05

The Company's common stock is traded on the New York Stock Exchange: Stock symbol COA. The number of shareholders of record as of January 31, 2000 was 1,944.

Item 6.  Selected Financial Data

                        Five-Year Summary of Selected Financial Data
                                   -Year Ended December 31-
                          (in thousands, except per share amounts)

                   1999       1998         1997         1996          1995

Net sales        $847,024   $756,030     $661,591     $606,474      $515,862

Net income         29,502     33,063       24,763       28,505        17,549

Net income
 per share:
   Basic             1.80       1.93         1.44         1.87          1.18
   Diluted           1.80       1.92         1.42         1.84          1.17

Cash dividends
   per share          .20        .20          .20         .185           .14

At year end:

   Total assets   285,766    269,341      259,654      228,040       150,249

   Long-term debt   8,346     10,191       12,591       14,841        12,118

*Net income and net income per share for 1996 includes $2,294 and $.15, respectively, for the cumulative effect of an accounting change. In connection with a change in the Company's method of accounting for costs of its self-insured group medical plan (see Note 2 of Notes to Consolidated Financial Statements), prior years' selected financial data has been restated. The restatement decreased net income in 1996 by $1,126, reduced 1996 net income per share by $.07 (both basic and diluted), and increased total assets at December 31, 1996, 1997 and 1998 by $592.

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

The Company's new plant openings have been an important component of its internal growth strategy. In 1995, the Company opened a new modular housing plant in Tennessee and in 1996, the Company expanded its modular housing production capacity with the construction of a new facility for the North Carolina housing operation. The construction of a new modular housing facility in Ohio became fully operational in 1998. Increases in production capacity also included additions to the modular housing plant in Iowa with an addition completed in 1998 and one started in 1999 that will be completed in 2000. In 1996, the Company increased its RV production capacity by opening a new fifth wheel and conventional travel trailer plant in Oregon. Additional travel trailer plants in Indiana became operational in 1996 and 1997. These additional plants helped capitalize on the growing market share of value-priced travel trailers. In 1999 a new service building was constructed at the RV production facility in Georgia. In addition, construction was completed in 1999 for a new manufacturing facility in Indiana for class A motorhomes.

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

RESULTS OF OPERATIONS

Comparison of 1999 to 1998

Consolidated net sales increased $91.0 million, or 12.0% to $847.0 million in 1999 from $756.0 million in 1998. The Company's vehicle segment, which includes the parts and supply group of companies, experienced a net sales increase of 10.5% while the housing segment had a net sales increase of 18.1%. Sales increases in the vehicle segment are attributable to increased capacity, increased sales of class A motorhomes and the growth in the overall recreation vehicle market. The increased capacity in the Company's housing segment was a factor in its continued sales growth, as well as, increased penetration in the respective markets served. While the vehicle segment experienced an increase in the average sales price per unit the housing segment experienced increases in both unit sales and in the average sales price per unit during 1999. Historically, the Company's first and fourth quarters are the slowest for sales in both segments.

Gross profit was $108.0 million and 12.8% of net sales in 1999 compared to $109.9 million and 14.5% net sales reported for 1998. While the housing segment experienced an increase in gross profit as a percentage of net sales, the overall gross profit percentage decrease is attributable to the vehicle segment. The decrease in the gross profit percentage for the vehicle segment reflects the impact of a sales mix with increased motorized products, which has a higher cost of goods sold percentage due to the chassis cost, and the related costs from inefficiencies associated with the Company's investment in new enterprise-wide technology and operating systems. In addition, the Company experienced higher costs associated with the start-up of a new class A production facility in Indiana. Also affecting gross profit for 1999 was the additional accrual of $1.5 million relating to self-insurance for general liability, product liability and workers' compensation due to increased claims expense and a $1.4 million charge resulting from a change in the Company's method of accounting for costs associated with its self-insured group medical plan. In connection with the accounting change, the Company restated retained earnings as of January 1, 1997 (see Note 2 of Notes to Consolidated Financial Statements).

Operating expenses, consisting of selling, delivery, general and administrative expenses, were $67.3 million and $64.0 million, or as a percentage of net sales, 8.0% and 8.5% for 1999 and 1998, respectively. Selling and delivery expenses were $39.0 million in 1999, or 4.6% of net sales, compared with $36.0 million, or 4.8% in 1998. General and administrative expenses were $28.4 million in 1999, or 3.3% of net sales, compared with $28.0 million, or 3.7% of net sales, in 1998. The general and administrative percentage decrease in 1999 primarily reflects the capitalization of compensation and related costs with the implementation of the new enterprise-wide technology systems (see Note 2 of Notes to Consolidated Financial Statements).

Operating income was $40.6 million in 1999 compared with $45.9 million in 1998, a decrease of 11.5%. This decrease is consistent with the $1.9 million decrease in gross profit and the overall increase of $3.4 million in operating expenses.

Interest expense for 1999 and 1998 was $1.8 million and $1.7 million, respectively, or .2% of net sales for both years. Interest expense varies with the amount of long-term debt and the increase in cash surrender value for the Company's investment in life insurance contracts. These life insurance contracts were purchased to fund obligations under deferred compensation agreements with executives and other key employees. The interest costs associated with deferred compensation obligations and with the borrowings against the cash value of the insurance policies are partially offset by the increases in cash surrender value. Investment income for 1999 decreased to $2.7 million from $4.8 million in 1998. The decrease in the investment income was principally due to less funds being invested in 1999 than in 1998. Cash and temporary cash investments were used in investing activities throughout 1999 and the open market purchase of common shares for the treasury.

The gain on sale of properties increased $1.9 million in 1999. This increase was substantially due to the sale of real estate in Indiana, which included the corporate administrative building subsequent to the move to a larger facility. Assets are continually analyzed and every effort is made to sell or dispose of properties that are determined to be unproductive.

Pretax income for 1999 was $45.0 million compared with $50.3 million for 1998. The Company's vehicle segment produced pretax income of $28.1 million, or 4.1% of vehicle net sales in 1999, compared with pretax income of $36.2 million, or 5.8% of vehicle net sales in 1998. The housing segment generated 1999 pretax income of $14.9 million and in 1998 $11.2 million, or 9.6% and 8.6%, respectively, of housing net sales (see Note 3 of Notes to Consolidated Financial Statements).

The provision for income taxes was $15.5 million for 1999 and $17.2 million for 1998, representing an effective tax rate of 34.5% and 34.3%, respectively. The Company's effective tax rate fluctuates based upon the states where sales occur, with the level of export sales and with the mix of nontaxable investment income.

Net income for the year ended December 31, 1999 was $29.5 million compared to $33.1 million for 1998.

Comparison of 1998 to 1997

Consolidated net sales for 1998 were $756.0 million, an increase of 14.3% over the $661.6 million reported in 1997. The Company's vehicle segment, which includes the parts and supply businesses, experienced a sales increase of 14.3%, while the housing segment increased by 14.2%. Sales increases in the vehicle segment were attributed to improvements in capacity utilization, as well as, additions to capacity. Increased capacity in the Company's housing segment also resulted in continued sales growth. The Company's RV and housing segments experienced increases in both the number of units sold and the average sales price per unit.

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

Operating expenses, which include selling, delivery, general and administrative expenses, were $64.0 million, or 8.5% of net sales in 1998, compared with $57.5 million, or 8.7% of net sales in 1997. Selling and delivery expenses were $36.0 million, or 4.8% of net sales, in 1998 compared with $31.6 million, and 4.8% in 1997. As a percentage of net sales, both selling and delivery expenses remained relatively unchanged. The increase in the cost dollars of selling and delivery expense was substantially due to increased sales. General and administrative expenses were $28.0 million, or 3.7% of net sales in 1998, compared with $25.9 million, or 3.9% of net sales in 1997. The administrative cost percentage decrease was primarily the result of increasing the Company's bad debt expense in 1997 by approximately $1.5 million to reflect a slowdown in the overall van conversion industry. The higher administrative cost dollars for 1998 are associated with three acquired dealerships and to the ongoing implementation of an enterprise-wide technology system.

Operating income was $45.9 million in 1998 compared with $35.3 million in 1997, an increase of 30.3%. This increase was consistent with the overall increase in gross profit of $17.2 million which was partially offset by the $6.5 million increase in operating expenses. The

Company's vehicle segment produced operating income of $36.1 million, or 5.8% of vehicle net sales, compared with operating income of $26.7 million, or 4.9% of vehicle net sales in 1997. The modular housing segment generated operating income of $11.4 million in 1998 and $9.7 million in 1997, or 8.7% and 8.5%, respectively, of housing net sales.

Interest expense decreased in 1998 to $1.7 million from $2.5 million in 1997. Investment income decreased to $4.8 million from $5.0 million in 1997. The decrease in interest expense was substantially due to the settlement of examinations by the Internal Revenue Service during 1997. The slight decrease in investment income was partially due to interest income from the favorable settlement of open state income tax examinations in 1997. The balance of the decrease in investment income is due to decreased cash and temporary cash investments which were used in investing activities throughout 1998 and the open market purchase of common shares for the treasury.

The net gain on the sales of properties decreased to $46,302 in 1998 from $137,246 in 1997. The variance reflects the result of the amount of gain or loss recognized upon the disposition of various small properties.

Pretax income was $50.3 million in 1998 compared with $38.8 million in 1997, an increase of 29.5%. The Company's vehicle segment produced $36.2 million and $26.5 million of pretax income in 1998 and 1997, respectively. The housing segment produced pretax income of $11.2 million in 1998 and $9.3 million in 1997 (see Note 3 of Notes to Consolidated Financial Statements).

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

Liquidity and Capital Resources

The Company generally relies on funds from operations as its primary source of working capital and liquidity. In addition, the Company maintains an unsecured committed line of credit, which totaled $30 million at December 31, 1999, to meet its seasonal working capital needs. There were no borrowings against this line of credit during 1999, 1998 and 1997. The Company's operating activities have been the principal source of cash flows in each of the last three years. Operating cash flows were $22.2 million, $14.0 million and $36.7 million for 1999, 1998 and 1997, respectively. For each of these years, net income, adjusted by certain noncash items such as depreciation, was a significant factor in generating operating cash flows. In 1999, cash flows from net income, depreciation and increases in trade accounts payable, accrued expenses and other liabilities were significantly offset by increases in receivables and inventories. This increase in receivables was directly related to the 12.0% increase in annual sales and the 11.6% increase in fourth quarter sales volume. In 1998, cash flows from net income and depreciation were partially offset by an $18.8 million increase in inventories. This increase in inventories was

<PAGE 12
directly related to the 1998 increase in sales over 1997, as well as, the acquisition of three retail dealerships during 1998. In 1997, increases in accounts payable and other current liabilities were basically offset by increases in receivables. Investing activities used cash of $17.9 million, $42.1 million and $27.1 million in 1999, 1998 and 1997, respectively. In 1999, 1998 and 1997, purchases of marketable securities, net of sales, used $2.1 million, $16.3 million and $15.5 million of cash flows. Proceeds from the sale of businesses provided cash of $3.3 million in 1999 while acquisitions of businesses consumed cash of $9.0 million in 1998 (see Note 12 of Notes to Consolidated Financial Statements). Otherwise the principal use of cash for investing activities in each of the last three years has been property, plant and equipment acquisitions. Major capital expenditures during 1999 included expanding production facilities for the vehicle segment, as well as continuing capitalization of costs associated with the enterprise-wide technology system. Major capital expenditures during 1998 included acquisitions, construction of and additions to production facilities for both the vehicle and housing segments, as well as the capitalized cost of hardware and software associated with the enterprise-wide technology system. Major capital expenditures during 1997 were acquisitions of production facilities for the vehicle segment, including properties previously leased, and initiating the construction of a new facility in Ohio for the housing segment. In 1999 and 1998 the principle use of cash flows from financing activities was the $19.1 million and $16.8 million, respectively, used to purchase common shares under the Company's share repurchase programs. Other financing activities, which used cash in each of the years, were payments of long-term debt and cash dividends. These negative cash flows were partially offset by the issuance of common shares under stock option and stock purchase plans. For a more detailed analysis of the Company's cash flows for each of the last three years, see the Consolidated Statements of Cash Flows. The Company's cash and temporary cash investments at December 31, 1999 were $4.3 million, or a decrease of $18.7 million from 1998. The Company anticipates that available funds, together with anticipated cash flows generated from future operations and amounts available under its line of credit will be sufficient to fund the Company's planned capital expenditures and other operating cash requirements through the end of 2000. In addition, the Company has $32.6 million of marketable securities, which are invested in public utility preferred stocks under a dividend capture program. These marketable securities can be converted to cash in a short time period.

In 1999, working capital decreased $4.2 million, from $139.3 million to $135.1 million. The $4.0 million increase in current assets at December 31, 1999 versus December 31, 1998 was primarily due to the increase in trade receivables and inventories. The $8.2 million increase in current liabilities is substantially due to an increases in trade payables.

Year 2000

The Year 2000 issue relates to the way computer systems, software and some equipment define calendar dates; they could fail or make miscalculations due to interpreting a date including "00" to mean 1900, not 2000. In 1997, the Company determined that certain of its computer software was originally programmed using two digits rather than four to define the applicable year. As a result, this software would not be able to process transactions beyond December 31, 1999. The assessment phase of the Company's software, systems and equipment began in 1997. It was initially determined that the systems most likely to be affected by the Year 2000 issue were the general accounting systems and payroll. To remedy the Year 2000 issue with regard to these areas, the Company began devoting substantial resources to replace the affected software with a new enterprise-wide technology system which would also significantly improve the Company's overall information systems. As of December 31, 1999, the implementation status of general accounting systems and payroll was 100% complete for the entire Company. The implementation of the manufacturing and distribution portions of the enterprise-wide technology system was also complete for five divisions of the vehicle segment. The implementation of these systems for the remaining divisions in the vehicle and housing segments were delayed until the year 2000. For those divisions, the Company's existing software was reprogrammed to be Year 2000 compliant prior to December 31, 1999.

The Company also initiated a senior management focus team in 1998 to identify and review other possible business system failures that could occur and to assess the need for contingency plans. The focus team determined that the Company's equipment with embedded systems was Year 2000 compliant and the Company's equipment was not, for the most part, calendar-date sensitive.

The focus team also concluded that the key risk factors associated with Year 2000 were those from outside the Company such as the readiness of its key material suppliers, dealers, customers, financial institutions and public infrastructure suppliers. The focus team prioritized and communicated with third-party suppliers about the status of their compliance with Year 2000 issues and was assured by 100% of its high priority mission critical suppliers that they were Year 2000 compliant. Despite their assurances, due to the uncertainty of the Year 2000 readiness of third parties, the Company continued to be cautious of the consequences of Year 2000 failures of third parties that could have had a material impact on the Company's operations, such as the worst case scenario where production would be halted by the inability of a single source supplier to deliver critical product or component. While the Company obtained assurance from its mission critical third parties that they would be compliant, there was no assurance that the systems of any third party on which the Company's operations relied would be compliant. Nevertheless, based on their assurances, the Company did not anticipate a material impact on its operations from direct interfaces with third parties. The Company has not experienced any problems related to the Year 2000 issue and at this date the Company has no reason to believe there will be any significant problems in the future in connection with the year 2000 issue.

The Company accomplished its principal objective of having all of its significant business systems, including those that would affect facilities and manufacturing activities, functioning properly with respect to Year 2000, before January 1, 2000. The total cost of the new enterprise-wide technology is currently estimated to be in excess of $14.2 million. Approximately $13.3 million has been incurred as of December 31, 1999. Of the amount incurred, $3.4 million has been expensed and $9.9 million has been capitalized for new systems and equipment. During 1999, the Company capitalized $2.6 million of internal labor costs as required by a new accounting pronouncement (see Note 2 of Notes to Consolidated Financial Statements). The Company estimates it incurred approximately $2.1 million in uncapitalized internal labor costs during 1997 and 1998 which were expensed. All costs have been funded through operating cash flows.

Forward Looking Statements

This annual report contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements involve risks and uncertainties, and are dependent on factors which may include, but are not limited to, the availability and price of gasoline, which can impact sales of recreational vehicles; availability of chassis, which are used in the production of many of the Company's recreational vehicle products; interest rates, which affect the affordability of the Company's products; the functioning of the Company's enterprise-wide technology system, which can impact the Company's day-to-day operations; legislation governing the relationships of the Company with its recreational vehicle dealers, which may affect the Company's options and liabilities in the event of a general economic downturn; and also on the state of the recreational vehicle and modular housing industries in the United States. Other factors affecting forward-looking statements include competition in these industries and the Company's ability to maintain or increase gross margins which are critical to the profitability whether there are or are not increased sales.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. The Company has not utilized its line of credit facilities during the past three years and, accordingly, changes in interest rates would only impact the Company's long-term debt. At December 31, 1999, the Company had $9.9 million of long-term debt, including current maturities. Long-term debt consists of industrial development revenue bonds and promissory notes, all of which have variable or floating rates. The Company's marketable securities consist of public utility preferred stocks which pay quarterly fixed rate dividends. These financial instruments are subject to market risk in that changes in interest rates would impact the market value of the preferred stocks. Outstanding options are marked to market with market value changes recognized in current earnings. The U.S. Treasury bond futures options generally have terms ranging from 90 to 180 days. Based on the Company's overall interest rate exposure at December 31, 1999, including variable or floating rate debt and derivatives used to hedge the fair value of fixed rate preferred stocks, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of December 31, 1999, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements                                  Page

Financial Statements:
   Report of Independent Accountants                            17
   Consolidated Balance Sheets at December 31, 1999 and 1998    18
   Consolidated Statements of Income
     for the years ended December 31, 1999, 1998 and 1997       19
   Consolidated Statement of Shareholders' Equity
     for the years ended December 31, 1999, 1998 and 1997       20
   Consolidated Statements of Cash Flows for the years
     ended December 31, 1999, 1998 and 1997                    21-22
   Notes to Consolidated Financial Statements                  23-37

   Financial Statement Schedule:
     II - Valuation and Qualifying Accounts for the years
       ended December 31, 1999, 1998 and 1997                   40

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Coachmen Industries, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Coachmen Industries, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As more fully described in Note 2 to the consolidated financial statements, effective January 1, 1999, the Company adopted Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". Also, as discussed in Note 2, during the fourth quarter of 1999 the Company changed its method of accounting for costs associated with its self-insured group medical plan.



                                      /s/PricewaterhouseCoopers LLP

South Bend, Indiana
February 3, 2000

Coachmen Industries, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 1999 and 1998
(in thousands)

Assets
                                                1999           1998
CURRENT ASSETS
  Cash and temporary cash investments         $  4,269       $ 23,009
  Marketable securities                         32,550         31,279
  Trade receivables, less allowance for
   doubtful receivables 1999 - $850
   and 1998 - $768                              39,398         27,585
  Other receivables                              2,892          1,838
  Refundable income taxes                        4,748          4,480
  Inventories                                  100,008         93,350
  Prepaid expenses and other                     2,214          1,341
  Deferred income taxes                          4,743          3,973

    Total current assets                       190,822        186,855

Property and equipment, net                     74,678         63,072
Intangibles, less accumulated amortization
 1999 - $644 and 1998 - $517                     4,426          4,553
Other                                           15,840         14,861

    TOTAL ASSETS                              $285,766       $269,341

Liabilities and Shareholders' Equity

CURRENT LIABILITIES
  Current maturities of long-term debt        $  1,543       $  2,125
  Accounts payable, trade                       25,041         18,997
  Accrued income taxes                           1,096          1,622
  Accrued expenses and other liabilities        28,039         24,805

    Total current liabilities                   55,719         47,549

Long-term debt                                   8,346         10,191
Deferred income taxes                            1,489            160
Other                                            6,566          7,109

    Total liabilities                           72,120         65,009

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000 shares; issued 1999 - 20,971
   shares and 1998 - 20,843 shares              90,405         89,105
  Additional paid-in capital                     4,623          3,867
  Retained earnings                            170,716        144,488
  Treasury shares, at cost, 1999 - 5,443
    shares and 1998 - 4,258 shares            ( 52,098)       (33,128)

    Total shareholders' equity                 213,646        204,332

    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                    $285,766       $269,341

The accompanying notes are a part of the consolidated financial statements.

Coachmen Industries, Inc. and Subsidiaries

Consolidated Statements of Income
for the years ended December 31, 1999, 1998 and 1997
(in thousands, except per share amounts)

                                         1999        1998         1997

Net sales                              $847,024    $756,030     $661,591
Cost of goods sold                      739,034     646,119      568,836

    Gross profit                        107,990     109,911       92,755

Operating expenses:
  Selling and delivery                   38,972      35,974       31,606
  General and administrative             28,375      28,009       25,889

                                         67,347      63,983       57,495

    Operating income                     40,643      45,928       35,260

Nonoperating income (expense):
  Interest expense                       (1,829)     (1,738)      (2,544)
  Investment income                       2,747       4,831        4,975
  Gain on sale of properties, net         1,962          46          137
  Other income, net                       1,518       1,224          997

                                          4,398       4,363        3,565

    Income before income taxes           45,041      50,291       38,825

Income taxes                             15,539      17,228       14,063

    Net income                         $ 29,502    $ 33,063      $24,762


Earnings per common share:
  Basic                                $   1.80    $   1.93      $  1.44
  Diluted                                  1.80        1.92         1.42

Shares used in the computation of
  earnings per common share:
    Basic                                16,370      17,132       17,238
    Diluted                              16,421      17,261       17,401


The accompanying notes are a part of the consolidated financial statements.

Coachmen Industries, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity
for the years ended December 31, 1999, 1998 and 1997
(in thousands, except per share amounts)
                                                                       Total
                                  Additional                           Share-
                    Common Shares  Paid-In Retained Treasury Shares   holders'
                    Number  Amount Capital Earnings  Number  Amount    Equity

Balance, January 1,
 1997(Note 2)       20,528 $86,248 $2,314 $ 93,545 (3,341) $(15,577) $166,530
  Net income             -       -      -   24,762      -         -    24,762
  Issuance of common
   shares upon the
   exercise of
   stock options       147   1,023      -        -      -         -     1,023
  Issuance of common
   shares under
   employee stock
   purchase plan        14     249      -        -      -         -       249
  Issuance of common
   shares from
   treasury              -       -     44        -      3        23        67
  Acquisition of common
   shares for treasury   -       -      -        -    (50)     (827)     (827)
  Tax benefit from
  exercise of
   stock options         -       -    655        -      -         -       655
  Cash dividends
   of $.20 per
   common share          -       -      -   (3,449)     -         -    (3,449)

Balance,
 December 31, 1997  20,689  87,520  3,013  114,858 (3,388)  (16,381)  189,010
 Net income              -       -      -   33,063      -         -    33,063
  Issuance of common
   shares upon the
   exercise of
   stock options       139   1,272      -        -      -         -     1,272
  Issuance of common
   shares under
   employee stock
   purchase plan        15     313      -        -      -         -       313
  Issuance of common
   shares from
   treasury              -       -     40        -      3        17        57
  Acquisition of common
   shares for treasury   -       -      -        -   (873)  (16,764)  (16,764)
  Tax benefit from
   exercise of
   stock options         -       -    814        -      -         -       814
  Cash dividends
   of $.20 per
   common share          -       -      -   (3,433)     -         -    (3,433)

Balance,
 December 31, 1998  20,843  89,105  3,867  144,488 (4,258)  (33,128)  204,332
 Net income              -       -      -   29,502      -         -    29,502
  Issuance of common
   shares upon the
   exercise of
   stock options       107     981      -        -      -         -       981
  Issuance of common
   shares under
   employee stock
   purchase plan        21     319      -        -      -         -       319
  Issuance of common
   shares from
   treasury              -       -    318        -     21       151       469
  Acquisition of common
   shares for treasury   -       -      -        - (1,206)  (19,121)  (19,121)
  Tax benefit from
   exercise of
   stock options         -       -    438        -      -         -       438
  Cash dividends
   of $.20 per
   common share          -       -      -   (3,274)     -         -    (3,274)

Balance,
 December 31, 1999  20,971 $90,405 $4,623 $170,716 (5,443) $(52,098) $213,646


The accompanying notes are a part of the consolidated financial statements.

Coachmen Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
for the years ended December 31, 1999, 1998 and 1997
(in thousands)

                                              1999        1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                $ 29,502    $ 33,063      $ 24,762
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation                             9,146       7,574         6,697
      Amortization and write-off of
        intangibles                              127         374           136
      Provision for (recovery of) doubtful
        receivables                              117        (175)        1,617
      Net realized and unrealized losses on
        marketable securities and derivatives    825         902           195
      Gain on sale of properties, net         (1,962)        (46)         (137)
      Increase in cash surrender value of
        life insurance policies                 (750)       (956)       (1,017)
      Deferred income taxes                      559         388           171
      Other                                      175        (203)          236
      Changes in certain assets and liabilities,
        net of effects of acquisitions and
        dispositions:
          Receivables, excluding
            current portion of notes         (13,199)     (1,545)       (7,280)
          Inventories                         (9,908)    (18,848)          394
          Prepaid expenses and other            (873)        (93)         (317)
          Accounts payable, trade              6,044      (3,821)        8,285
          Income taxes - accrued and
           refundable                           (794)     (2,626)        1,005
          Accrued expenses and other
           liabilities                         3,234          16         1,987
              Net cash provided by
                operating activities          22,243      14,004        36,734

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of marketable securities            186,794     152,126        36,535
    Sale of properties                         2,596       4,104         1,645
    Sale of businesses                         3,298        -             -
  Acquisitions of:
    Marketable securities                   (188,890)   (168,455)      (52,082)
    Property and equipment                   (21,400)    (22,196)      (14,203)
    Businesses                                  -         (9,002)         -
  Other                                         (297)      1,331           970
              Net cash (used in)
                investing activities         (17,899)    (42,092)      (27,135)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of long-term debt                  (2,427)     (2,533)       (2,270)
  Issuance of common shares under stock option
    and stock purchase plans                   1,300       1,586         1,271
  Tax benefit from stock options exercised       438         814           655
  Cash dividends paid                         (3,274)     (3,433)       (3,449)
  Purchases of common shares for treasury    (19,121)    (16,764)         (827)
              Net cash (used in)
                financing activities         (23,084)    (20,330)       (4,620)

Consolidated Statements of Cash Flows, Concluded for the years ended December 31, 1999, 1998 and 1997
(in thousands)

                                              1999        1998          1997
Increase (decrease) in cash and temporary
    cash investments                         (18,740)    (48,418)        4,979

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of year                           23,009      71,427        66,448

  End of year                               $  4,269    $ 23,009      $ 71,427


Supplemental disclosures of cash flow
  information:
    Cash paid during the year for:
      Interest                               $ 1,305    $  1,709      $  1,272
      Income taxes                            15,716      19,071        13,142


The accompanying notes are a part of the consolidated financial statements.

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

1.  NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

Nature of Operations - Coachmen Industries, Inc. and its subsidiaries (the "Company") manufacture a full line of recreational vehicles and van conversions (see Note 12) through seven divisions with manufacturing facilities located in Indiana, Georgia, Michigan and Oregon. These products are marketed through a nationwide dealer network. The Company's housing segment, with locations in Indiana, Iowa, North Carolina, Ohio and Tennessee, supply modular housing to builder/dealers in nineteen adjoining states.

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

Cash Flows and Noncash Activities - For purposes of the consolidated statements of cash flows, cash and temporary cash investments include cash, cash investments and any highly liquid investments purchased with original maturities of three months or less. For each of the three years in the period ended December 31, 1999, the Company issued common shares with a market value of $469, $57 and $67, respectively, in lieu of cash compensation. See Note 12 for noncash investing and financing activities related to business acquisitions and dispositions.

Concentrations of Credit Risk - Financial instruments which potentially subject the Company to credit risk consist primarily of cash and temporary cash investments and trade receivables.

At December 31, 1999 and 1998, cash and temporary cash investments include $3.8 million and $9.6 million, respectively, invested in a money market mutual fund. In addition, at December 31, 1998, cash and temporary cash investments also included approximately $11.5 million invested in variable rate demand notes with a seven-day put option.

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

(in thousands, except per share amounts)

1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

Marketable Securities - Marketable securities consist of public utility preferred stocks which pay quarterly cash dividends. The preferred stocks are part of a dividend capture program whereby preferred stocks are bought and held for the purpose of capturing the quarterly preferred dividend. The securities are then sold and the proceeds reinvested again in preferred stocks. The Company's dividend capture program is a tax planning strategy to maximize dividend income which is 70% excludable from taxable income under the Internal Revenue Code and related state tax provisions. As a result, a dividend capture program generally provides a higher after-tax return than other short-term investment alternatives. The Company accounts for its marketable securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. The Company's marketable securities at December 31, 1999 and 1998 are classified as available-for-sale and, accordingly, are carried at fair value with net unrealized appreciation (depreciation) recorded as a separate component of shareholders' equity. At December 31, 1999 and 1998, the cost of marketable securities approximated their fair value and, accordingly, the Company recognized no unrealized appreciation (depreciation). The cost of securities sold is determined by the specific identification method.

The Company utilizes U.S. Treasury bond futures options as protection against the impact of increases in interest rates on the fair value of the Company's investments in marketable securities (fixed rate preferred stocks). The options are marked to market with market value changes recognized in the statements of income in the period of change.

Investment income consists of the following:

                                           1999         1998        1997

     Interest income                      $1,029       $3,184      $4,602
     Dividend income on
       preferred stocks                    2,543        2,549         568
     Net realized gains (losses)
       on sale of preferred stocks        (1,220)        (120)        206
     Net realized gains (losses) on
       closed U.S. Treasury bond
       futures options                       314         (597)       (401)
     Unrealized gains (losses) on
       open U.S. Treasury bond
       futures options                        81         (185)          -

          Total                           $2,747       $4,831       $4,975

Fair Value of Financial Instruments - The carrying amounts of cash and temporary cash investments, receivables and accounts payable approximated fair value as of December 31, 1999 and 1998, because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of December 31, 1999 and 1998, based upon terms and conditions currently available to the Company in comparison to terms and conditions of the existing long-term debt. The Company has investments in life insurance contracts to fund obligations under deferred compensation agreements (see
Note 10). At December 31, 1999 and 1998, the carrying amount of these

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

   policies, which equaled their fair value, was $11.3 million and $10.6 million, respectively (cash surrender values of $26.2 million and $24.3 million, net of $14.9 million and $13.7 million of policy loans, respectively).

   At December 31, 1999 and 1998, the carrying amounts of U.S. Treasury bond futures options aggregated $558 and $131, respectively. The carrying amounts represented fair value since these futures options are marked to market at the end of each reporting period.

Inventories - Inventories are valued at the lower of cost (first-in, first-out method) or market.

Property and Equipment - Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method on the costs of the assets, at rates based on their estimated useful lives as follows: land improvements 3-15 years; buildings and improvements 10-30 years; machinery and equipment 3-10 years; transportation equipment 2-7 years; and office furniture and fixtures, including capitalized computer software, 2-10 years. Upon sale or retirement of property and equipment, including real estate held for sale and rental properties, the asset cost and related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in income.

Intangibles - Intangibles represent the excess of cost over the fair value of net assets of businesses acquired ("goodwill"), and are being amortized over a 40-year period by the straight-line method.

Evaluation of Impairment of Long-Lived Assets - In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired. The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected net future cash inflows resulting from use of the assets. During the year ended December 31, 1998, the Company determined because of recurring losses and a forecast of negative undiscounted future cash flows that the carrying value of goodwill of one of its Company-owned dealerships was impaired. Accordingly, the Company charged-off the $239 of remaining unamortized goodwill.

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

Research and Development Expenses - Research and development expenses charged to operations were approximately $5,727, $4,706 and $3,521 for the years ended December 31, 1999, 1998 and 1997, respectively.

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Concluded.

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

New Accounting Pronouncement - On June 15, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company utilizes U.S. Treasury bond futures options, which are derivative instruments, and changes in market value are recognized in current earnings. Accordingly, management of the Company anticipates that, due to its limited use of derivative instruments and the fact that changes in fair value are currently recognized in earnings, that the adoption of SFAS No. 133 will not have a significant effect on the Company's financial statements.

2. ACCOUNTING CHANGES.

Effective January 1, 1999, the Company adopted American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". For years beginning after December 15, 1998, SOP 98-1 requires internal and external costs incurred to develop internal-use computer software during the application development stage to be capitalized and amortized over the software's useful life. Prior to January 1, 1999, these costs were expensed as incurred. During the year ended December 31, 1999, the Company capitalized $2,591 of internal costs which previously would have been expensed under generally accepted accounting principles. These capitalized costs are related to the Company's new enterprise computer system which is currently being implemented. The effect of this change in accounting principle for the year ended December 31, 1999 was to increase net income by approximately $1,399 or $.09 per share (basic and diluted).

In the fourth quarter of 1999, the Company changed its method of accounting for costs associated with its self-insured group medical plan. Previously, the Company accounted for costs associated with its self-insured group medical plan on a "pay-as-you-go" basis and capitalized advances to the medical trust when additional Company contributions were required to fund claims in excess of expected levels. This accounting method was not in accordance with generally accepted accounting principles ("GAAP"), although the variance from GAAP was not material to the Company's consolidated financial statements. With the issuance of Securities and Exchange Commission's Staff Accounting Bulletin No. 99 on materiality, the Company elected to change its accounting method to conform with GAAP. In connection with this accounting change, the

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

2. ACCOUNTING CHANGES, Concluded.

Company restated retained earnings as of January 1, 1997, and the effect of the adjustment was to decrease retained earnings by $1,126.
The restatement had no significant effect on previously reported results of operations or cash flows for the years ended December
31, 1998 and 1997, since the unrecorded accrual for incurred but not reported claims and the amount advanced to the medical trust had remained relatively constant in 1997 and 1998. The effect of this accounting change for the year ended December 31, 1999 was to decrease net income by approximately $996, or $.06 per share
(basic and diluted).

3. SEGMENT INFORMATION.

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

The table below presents information about segments used by the chief operating decision maker of the Company for the years ended December 31:

                                          1999           1998           1997
    Net sales:
         Vehicles                       $691,173       $625,747       $547,541
         Housing                         155,851        130,283        114,050

           Consolidated total           $847,024       $756,030       $661,591

    Pretax income:
         Vehicles                       $ 28,148       $ 36,156       $ 26,489
         Housing                          14,870         11,164          9,332
         Other reconciling items           2,023          2,971          3,004

           Consolidated total           $ 45,041       $ 50,291       $ 38,825

    Total assets:
         Vehicles                       $166,288       $141,657       $114,171
         Housing                          37,837         38,948         30,161
         Other reconciling items          81,641         88,736        115,322

           Consolidated total           $285,766       $269,341       $259,654

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

3. SEGMENT INFORMATION, Concluded.

The following specified amounts are included in the measure of segment pretax income or loss reviewed by the chief operating decision maker:

                                          1999          1998        1997

    Interest expense:
         Vehicles                     $    794      $    474    $    555
         Housing                           324           354         424
         Other reconciling items           711           910       1,565

           Consolidated total         $  1,829      $  1,738    $  2,544


    Depreciation:
         Vehicles                        $ 4,649       $  4,216    $  3,657
         Housing                           2,902          2,583       2,478
         Other reconciling items           1,595            775         562

           Consolidated total            $ 9,146       $  7,574    $  6,697


4.  INVENTORIES.

    Inventories consist of the following:
                                                     1999          1998


      Raw materials                                $ 39,926      $29,692
      Work in process                                11,131       11,512
      Finished goods                                 48,951       52,146

        Total                                      $100,008      $93,350


5.   PROPERTY AND EQUIPMENT.

Property and equipment consists of the following:

                                                     1999         1998

      Land and improvements                        $ 12,858      $ 11,017
      Buildings and improvements                     58,199        53,761
      Machinery and equipment                        22,351        19,713
      Transportation equipment                       12,534        11,176
      Office furniture and fixtures                  16,242         8,850

                                                    122,184       104,517
      Less, Accumulated depreciation                 47,506        41,445

        Property and equipment, net                $ 74,678      $ 63,072


6. SHORT-TERM BORROWINGS.

At December 31, 1999 and 1998, the Company has an unsecured bank line of credit aggregating $30 million with interest on outstanding borrowings payable monthly at a rate of LIBOR plus a margin of .50% to .75%. There were no borrowings under this bank line of credit during 1999, 1998 and 1997.

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

7:  LONG-TERM DEBT.

    Long-term debt consists of the following:
                                                       1999         1998
      Obligations under industrial development
      revenue bonds, variable rates, with
      various maturities through 2011                $ 7,400      $ 8,500

      Promissory notes payable, issued or assumed
      in the acquisition of a business, principal
      payable in annual installments through
      January 2001, interest payable monthly at
      the prime rate (8.5% and 7.75% at Decem-
      ber 31, 1999 and 1998, respectively),
      unsecured                                        2,489        3,816

        Total                                          9,889       12,316

       Less, Current maturities                        1,543        2,125


        Long-term debt                               $ 8,346      $10,191

Aggregate maturities of long-term debt for each of the next five years ending December 31 are as follows: 2000 - $1,543; 2001 - $1,746; 2002 -
$400; 2003 - $400 and 2004 - $400.

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

8. ACCRUED EXPENSES AND OTHER LIABILITIES.

   Accrued expenses and other liabilities consist of the following:

                                                       1999         1998

      Wages, salaries and commissions                $ 5,338      $ 4,358
      Dealer incentives                                4,307        3,784
      Warranty                                         7,195        6,138
      Insurance                                        5,291        3,581
      Other current liabilities                        5,908        6,944

        Total                                        $28,039      $24,805

9. COMMON STOCK MATTERS AND EARNINGS PER SHARE.

Stock Award Program

On October 19, 1998, the Board of Directors approved a Stock Award Program which provides for the awarding to key employees of up to 109 shares of common stock from shares reserved under the Company's stock option plan. On December 1, 1998, the Company awarded 64 shares to certain employees, subject to the terms, conditions and restrictions of the award program. The shares are issuable in four annual installments of

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

25% beginning one year from the date of grant. The Company recognizes compensation expense over the term of the awards and compensation expense of $208 was recognized for the year ended December 31, 1999.

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

The following table summarizes stock option activity:
                                                                   Weighted-
                                                                    Average
                                                 Number            Exercise
                                               of Shares             Price

    Outstanding, January 1, 1997                   647              $ 9.36
      Granted                                      223               19.53
      Canceled                                     (48)              11.81
      Exercised                                   (147)               6.94

    Outstanding, December 31, 1997                 675               13.07
      Granted                                      177               24.46
      Canceled                                     (52)              11.05
      Exercised                                   (139)               9.19

    Outstanding, December 31, 1998                 661               16.77
      Granted                                      395               20.39
      Canceled                                     (83)               7.44
      Exercised                                   (107)               9.18

    Outstanding, December 31, 1999                 866               18.94

Options outstanding at December 31, 1999 are exercisable at prices ranging from $7.44 to $27.13 per share and have a weighted average remaining contractual life of 3.07 years. The following table summarizes information about stock options outstanding at December 31, 1999.

                        Options Outstanding            Options Exercisable
                               Weighted-
                   Number       Average  Weighted-     Number      Weighted-
               Outstanding at  Remaining  Average  Exercisable at   Average
     Range of    December 31, Contractual Exercise   December 31,   Exercise
  Exercise Price     1999         Life     Price       1999          Price

 $ 7.44 - $12.00      123           .7      $ 9.12       106        $ 8.98
  12.01 -  17.00      238          3.9       15.00        46         15.71
  17.01 -  22.00      170          2.4       20.06        84         20.09
  22.00 -  27.13      335          3.7       24.77        34         24.62

                      866                                270

At December 31, 1998 and 1997, there were exercisable options to purchase 243 and 209 shares at weighted-average exercise prices of $11.94 and $8.97, respectively. The weighted-average grant-date fair value of options granted during the years ended December 31, 1999, 1998 and 1997 were $5.92, $6.99 and $4.81, respectively. As of December 31, 1999, 112

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

shares were reserved for the granting of future stock options and awards, compared with 424 shares at December 31, 1998. On February 3, 2000, the Board of Directors approved, subject to ratification by the Company's shareholders, an additional one million common shares to be reserved for grant under the Company's stock option and award programs.

Had the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income and net income per share would have been:
                                            1999         1998         1997

      Pro forma net income                $29,013       $32,656      $24,533
      Pro forma net income per share:
        Basic                                1.77          1.91         1.42
        Diluted                              1.77          1.89         1.41

The pro forma amounts and the weighted-average grant-date fair-value of options granted were estimated using the Black-Scholes option-pricing model with the following assumptions:
                                            1999          1998        1997

      Risk free interest rate               5.49%         5.04%       6.00%
      Expected life                      2.75 years    2.75 years  2.75 years
      Expected volatility                   39.8%         37.9%       30.7%
      Expected dividends                     1.1%          1.0%        1.2%

Stock Purchase Plan

The Company has an employee stock purchase plan under which a total of 526 shares of the Company's common stock are reserved for purchase by full-time employees through payroll deductions, cash payments, or a combination of both at a price equal to 90% of the market price of the Company's common stock on the purchase date. As of December 31, 1999, there were 307 employees actively participating in the plan. Since its inception, a total of 274 shares have been purchased by employees under the plan. Certain restrictions in the plan limit the amount of payroll deductions and cash payments an employee may make in any one quarter. There are also limitations as to the amount of ownership in the Company an employee may acquire under the plan.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options and stock awards.

Shareholder Rights Plan

On October 21, 1999, the Company's Board of Directors adopted a new shareholder rights plan to replace an existing rights plan that was due to expire on February 15, 2000. The new rights plan, which became effective January 12, 2000 (the "Record Date"), provides for a dividend distribution of one common share purchase right (the "Rights") for each outstanding common share to each shareholder of record on the Record Date. The Rights will be represented by common share certificates and will not be exercisable or transferable apart from the common shares

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

public announcement that a person or group of persons (an "Acquiring Person") has acquired, obtained the right to acquire, beneficial ownership of 20% or more of the outstanding common shares or (ii) ten
(10) business days following the commencement of (or announcement of an intention to make) a tender offer or exchange offer if, upon consummation thereof, such an Acquiring Person would be the beneficial owner to 20% or more of the outstanding common shares. Upon the occurrence of the certain events and after the Rights become exercisable, each right would entitle the rightholder (other than the Acquiring Person) to purchase one fully paid and nonaccessable common share of the Company at a purchase price of $75 per share, subject to anti-dilutive adjustments. The Rights are nonvoting and expire February 1, 2010, and at any time prior to a person or a group of persons becoming an Acquiring Person, the Company's Board of Directors may redeem the Rights in whole, but not in part, at a purchase price $.01 per Right.

10. COMPENSATION AND BENEFIT PLANS.

Incentive Compensation

The Company has incentive compensation plans for its officers and other key management personnel. The amounts charged to expense for the years ended December 31, 1999, 1998 and 1997 aggregated $3,344, $3,346 and $2,870, respectively.

Deferred Compensation

The Company has established a deferred compensation plan for executives and other key employees. The plan provides for benefit payments upon termination of employment, retirement, disability, or death. The Company recognizes the cost of this plan over the projected service lives of the participating employees based on the present value of the estimated future payments to be made. The plan is funded by insurancecontracts on the lives of the participants, and investments in insurance contracts (included in other assets) aggregated $11.3 million and $10.6 million as of December 31, 1999 and 1998, respectively. The deferred compensation obligations, which aggregated $6,782 and $7,323 at December 31, 1999 and 1998, respectively, are included in other noncurrent liabilities, with the current portion ($342 and $335 at December 31, 1999 and 1998, respectively) included in other current liabilities.

Employee Benefit Plans

The Company sponsors a Coachmen Assisted Retirement For Employees (C.A.R.E.) program which provides a mechanism for each eligible employee to establish an individual retirement account and receive matching contributions from the Company based on the amount contributed by the employee, the employee's years of service and the profitability of the Company. Company matching contributions charged to expense under the C.A.R.E. program aggregated $735, $857 and $725 for the years ended December 31, 1999, 1998 and 1997, respectively.

Effective January 1, 2000, the Company established a retirement plan (the "Plan") under Section 401(k) of the Internal Revenue Code that covers all eligible employees. The Plan, which will replace the benefit provided by the C.A.R.E. program, is a defined contribution plan and

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

allows employees to make voluntary contributions up to 20% of annual compensation. Under the Plan, the Company may make discretionary matching contributions up to 6% of participants' compensation.

11. INCOME TAXES.

    Income taxes are summarized as follows:

                                     1999         1998         1997
      Federal:
        Current                     $13,591      $15,492      $12,765
        Deferred                        489          339          150

                                     14,080       15,831       12,915

      State:
        Current                       1,389        1,348        1,127
        Deferred                         70           49           21

                                      1,459        1,397        1,148

          Total                     $15,539      $17,228      $14,063

Although not affecting the total provision, the amounts previously reported for the allocation of federal and state income taxes between current and deferred for 1998 have been revised based upon determinations made when the related tax returns were filed.

    The following is a reconciliation of the provision for income taxes computed at the federal statutory rate (35%) to the reported provision for income taxes:
                                     1999         1998         1997
    Computed federal income tax
      at federal statutory rate     $15,765      $17,602      $13,589
    Changes resulting from:
      Increase in cash surrender
        value of life insurance
        contracts                      (150)        (245)        (356)
      Foreign Sales Corporation
        subject to lower tax rate      (368)        (315)        (396)
      State income taxes, net of
        federal income tax benefit      948          908          746
      Preferred stock dividend
        exclusion                      (622)        (548)        (139)
      Other, net                        (34)        (174)         619

          Total                     $15,539      $17,228      $14,063

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

The components of the net deferred tax assets are as follows:

                                                   1999          1998

         Current deferred tax asset:
           Accrued warranty expense              $ 2,971         $2,557
           Receivables                               227            138
           Other                                   1,545          1,278

               Net current deferred
                 tax asset                       $ 4,743         $3,973

         Noncurrent deferred tax
          asset (liability):
           Receivables                           $  (225)        $ (335)
           Deferred compensation                   2,713          2,929
           Property and equipment                 (3,256)        (2,086)
           Intangible assets                        (721)          (668)

               Net noncurrent deferred
                 tax liability                   $(1,489)        $ (160)


12. ACQUISITIONS AND DISPOSITIONS.

On January 12, 2000, the Company sold certain assets and the business operations of its automotive division (converter of vans and specialty vehicles). The sales price consisted of cash of $2.3 million and the buyer's assumption of certain liabilities. Since the sales price approximated the carrying values of the tangible assets sold, the Company will recognize no gain or loss on the sale transaction. Net sales of the automotive division, which is reported as a part of the Company's vehicle segment, aggregated $28,025, $23,417 and $25,972 for
the years ended December 31, 1999, 1998 and 1997, respectively.   Pretax
income (loss) of the automotive division approximated $222, ($480) and $302 for the years ended December 31, 1999, 1998 and 1997, respectively.

During the year ended December 31, 1999, the Company sold the business operations and certain assets of two of its Company-owned dealerships. The sales proceeds consisted of $3,298 cash and a promissory note receivable of $650 (noncash investing and financing activity). The Company recognized a $650 gain on the sale of these businesses which is included in other nonoperating income. Net sales and operating results of these two businesses were not significant to the Company's consolidated net sales and operating income.

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

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

13. COMMITMENTS AND CONTINGENCIES.

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

Future minimum annual lease commitments at December 31, 1999 aggregated $1,066 and are payable as follows: 2000 - $437; 2001 - $249; 2002 -
$184; 2003 - $128; 2004 - $56 and thereafter - $12. Total rental expense for the years ended December 31, 1999, 1998 and 1997 aggregated $1,179, $1,149 and $1,472, respectively.

Obligation to Purchase Consigned Inventories

The Company obtains vehicle chassis for its recreational and specialized vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until either assigned to a unit in the production process or 90 days have passed. At the earlier of these dates, the Company is obligated to purchase the chassis and it is recorded as inventory. At December 31, 1999 and 1998, chassis inventory, accounted for as consigned inventory, approximated $17.8 million and $9.5 million, respectively.

Repurchase Agreements

The Company is contingently liable to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financial institution in the event that they have repossessed them upon a dealer's default. Although the estimated contingent liability approximates $239 million at December 31, 1999($250 million at December 31, 1998), the risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. There have been no significant losses under these agreements in prior years.

Share Repurchase Programs

During 1999, 1998 and 1997, the Company repurchased common shares for its treasury under share repurchase programs authorized by the Board of Directors. Under the repurchase programs, common shares are purchased from time to time, depending on market conditions and other factors, on the open market or through privately negotiated transactions. As of December 31, 1999, the Company has authorization to repurchase up to 871 additional common shares.

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

Self-Insurance

The Company is self-insured for a portion of its product liability and certain other liability exposures. Depending on the nature of the claim and the date of occurrence, the Company's maximum exposure ranges from $250 to $500 per claim. The Company accrues an estimated liability based on various factors, including sales levels and the amount of outstanding claims. Management believes the liability recorded is adequate to cover the Company's self-insured risk.

Litigation

The Company is involved in various legal proceedings which are ordinary routine litigations incidental to the industry and which are covered in whole or in part by insurance. Management believes that any liability which may result from these proceedings will not be significant.

14: UNAUDITED INTERIM FINANCIAL INFORMATION.

    Certain selected unaudited quarterly financial information for the years ended December 31, 1999 and 1998 is as follows:


                                            1999
                                        Quarter Ended
                         March 31     June 30    September 30  December 31

    Net sales            $211,025    $203,199      $226,114     $206,686
    Gross profit           27,573      27,872        31,090       21,455
    Net income              7,217       9,014         9,525        3,746
    Net income per common
      share:
        Basic                 .43         .54           .58          .24
        Diluted               .43         .54           .58          .24


                                            1998
                                        Quarter Ended
                         March 31     June 30    September 30  December 31

    Net sales            $175,638    $201,069      $202,593     $176,730
    Gross profit           23,376      30,195        31,015       25,325
    Net income              6,299       9,323        10,187        7,254
    Net income per common
      share:
        Basic                 .36         .54           .59          .44
        Diluted               .36         .53           .59          .43


The second quarter of 1999 has been restated from amounts previously reported to record $1.0 million of additional costs under the Company's self-insured group medical plan. The restatement increased cost of sales by $836, which correspondingly decreased gross profit by the same amount, increased operating expenses by $164, decreased net income by $655 and reduced both basic and diluted earnings per share from $.58 to $.54.

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

adjustments, including (i) a $1.5 million pretax charge to increase accruals for self-insured product liability, general liability and workers' compensation which resulted from increased claims experience in 1999 and (ii) a $660 charge associated with an accounting change for the Company's self-insured group medical plan (see Note 2 of Notes to Consolidated Financial Statements).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable


                                Part III.

Item 10.  Directors and Executive Officers of the Registrant

     (a)  Identification of Directors

Information for Item 10(a) is contained on page 4 of the Company's Proxy Statement dated March 27, 2000 and is incorporated herein by reference.

     (b)  Executive Officers of the Company

See "Executive Officers of the Registrant" on page 7.

Item 11.  Executive Compensation

Information for Item 11 is contained under the heading "Compensation of Executive Officers and Directors" in the Company's Proxy Statement dated March 27, 2000 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information for Item 12 is contained on pages 3 and 4 of the Company's Proxy Statement dated March 27, 2000 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Not Applicable

                                 Part IV.

Item 14.  Exhibits, Financial Statement
          Schedules, and Reports on Form 8-K

(a) The following financial statements and financial statement
Schedule are included in Item 8 herein.

 1. Financial Statements

    Report of Independent Accountants
    Consolidated Balance Sheets at December 31, 1999 and 1998 Consolidated Statements of Income
      for the years ended December 31, 1999, 1998 and 1997 Consolidated Statement of Shareholders' Equity
      for the years ended December 31, 1999, 1998 and 1997 Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997
    Notes to Consolidated Financial Statements for the years ended December 31, 1999, 1998 and 1997


 2. Financial Statement Schedules

    Schedule II - Valuation and Qualifying Accounts


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

SCHEDULE II
                    VALUATION AND QUALIFYING ACCOUNTS

                    Balance At    Charged                  Balance
                    Beginning    To Costs   Deductions-    At End
Description         Of Period  And Expenses  Describe     Of Period

Allowance for doubtful
 receivables - deducted
 from trade receivables
 in the consolidated
 balance sheets:

 For the year ended
  December 31, 1999 $  768,000 $  117,000 $   (35,000)(A) $  850,000

For the year ended
  December 31, 1998 $1,354,000 $ (175,000)$  (411,000)(A) $  768,000

 For the year ended
  December 31, 1997 $  919,000 $1,617,000 $(1,182,000)(A) $1,354.000


(A)  Write-off of bad debts, less recoveries.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COACHMEN INDUSTRIES, INC.

Date: March 30, 2000                          /s/ R. M. LAVERS
                                         -----------------------------
                                                  R. M. Lavers
                                        (General Council and Secretary)

      /s/ J. E. JACK                          /s/ W. M. ANGELO
 -----------------------------           -----------------------------
          J. E. Jack                              W. M. Angelo
 (Executive Vice President and             (Vice President and Chief
    Chief Financial Officer)                   Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 30, 2000.

     /s/ C. C. SKINNER                        /s/ K. D. CORSON
-------------------------------         ------------------------------
         C. C. Skinner                            K. D. Corson
           (Director)                             (Director)
    (Chief Executive Officer)

      /s/ T. H. CORSON                        /s/ W. P. JOHNSON
-------------------------------         ------------------------------
          T. H. Corson                            W. P. Johnson
           (Director)                               (Director)


      /s/ F. M. MILLER                       /s/ E. W. MILLER
-------------------------------         ------------------------------
          F. M. Miller                           E. W. Miller
           (Director)                              (Director)


       /s/ P. G. LUX                          /s/ R. J. DEPUTY
-------------------------------         ------------------------------
           P. G. Lux                              R. J. Deputy
          (Director)                               (Director)


       /s/ G. B. BLOOM                        /s/ D. W. HUDLER
-------------------------------         ------------------------------
           G. B. Bloom                            D. W. Hudler
           (Director)                              (Director)

                            INDEX TO EXHIBITS

Number Assigned
 In Regulation
 S-K, Item 601             Description of Exhibit


 (3)            No exhibit
 (4)            No exhibit
 (9)            No exhibit

(10)            No exhibit

(11)            No exhibit - See Consolidated Statements of
                Income (on page 19 herein) and Note 9 of
                Notes to Consolidated Financial Statements
                (on pages 29-32 herein).

(12)            No exhibit

(13)            No exhibit

(16)            No exhibit

(18)            No exhibit

(21)            Registrant and Subsidiaries of the Registrant

(22)            No exhibit

(23)            Consent of Independent Accountants

(24)            No exhibit

(27)            Financial Data Schedule (EDGAR filing only)

(99)            No exhibit