Form 10-Q
period 2000-03-31
COACHMEN INDUSTRIES INC
filed 2000-05-15
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            Form 10-Q

(MARK ONE)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

    At April 30, 2000:

    Common Shares, without par value 15,564,717 shares outstanding including an equivalent number of common share purchase rights.

                       COACHMEN INDUSTRIES, INC.
                                INDEX                       Page No.

 PART I.  FINANCIAL INFORMATION

    Financial Statements:

       Condensed Consolidated Balance Sheets-
       March 31, 2000 and December 31, 1999                    3-4

       Condensed Consolidated Statements of Income-
       Three Months Ended March 31, 2000 and 1999               5

       Condensed Consolidated Statements of Cash Flows-
       Three Months Ended March 31, 2000 and 1999               6

       Notes to Condensed Consolidated Financial Statements    7-9

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations                       10-12

 PART II.  OTHER INFORMATION                                    13

    Item 6.  Exhibits and Reports on Form 8-K

 SIGNATURES                                                     14


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

                      COACHMEN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands)

                                               MARCH 31,    DECEMBER 31,
                                                 2000          1999

ASSETS
CURRENT ASSETS
  Cash and temporary cash investments         $ 15,044       $ 4,269
  Marketable securities                         22,274        32,550
  Trade receivables, less allowance for
   doubtful receivables 2000 - $549
   and 1999 - $550                              42,989        39,398
  Other receivables                              2,422         2,892
  Refundable income taxes                        2,248         4,748
  Inventories                                  107,651       100,008
  Prepaid expenses and other                     2,236         2,214
  Deferred income taxes                          4,743         4,743

    Total current assets                       199,607       190,822

PROPERTY AND EQUIPMENT, at cost                125,212       122,184
  Less, accumulated depreciation                49,854        47,506
    Property and equipment, net                 75,358        74,678

INTANGIBLES, less accumulated amortization
  2000 - $675 and 1999 - $644                    4,395         4,426

OTHER                                           15,980        15,840


TOTAL ASSETS                                  $295,340      $285,766



The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                           (in thousands)

                                               MARCH 31,    DECEMBER 31,
                                                 2000          1999

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt        $  2,746      $  1,543
  Accounts payable, trade                       29,360        25,041
  Accrued income taxes                           3,055         1,096
  Accrued expenses and other liabilities        27,890        28,039

    Total current liabilities                   63,051        55,719

LONG-TERM DEBT                                   7,000         8,346

DEFERRED INCOME TAXES                            1,489         1,489

OTHER                                            6,594         6,566

    TOTAL LIABILITIES                           78,134        72,120


SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000 shares; issued 2000 - 20,998
   shares and 1999 - 20,971 shares              90,652        90,405
  Additional paid-in capital                     4,639         4,623
  Retained earnings                            173,964       170,716
  Treasury shares, at cost: 2000 - 5,436
   Shares and 1999 - 5,443 shares              (52,049)      (52,098)

     TOTAL SHAREHOLDERS' EQUITY                 217,206       213,646

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $295,340      $285,766


The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data)

                                                THREE MONTHS
                                               ENDED MARCH 31,
                                           2000               1999

Net sales                               $195,228           $211,025

Cost of goods sold                       171,062            183,452

    Gross profit                          24,166             27,573

Operating expenses:
  Selling and delivery                     9,904             10,120
  General and administrative               7,818              6,972

                                          17,722             17,092

    Operating income                       6,444             10,481

Nonoperating income (expense):
  Interest expense                          (429)              (434)
  Investment income                         (127)               347
  Gain on sale of properties, net             30                  3
  Other, net                                 282                332
                                            (244)               248

    Income before income taxes             6,200             10,729

Income taxes                               2,170              3,512

    Net income                          $  4,030           $  7,217

Earnings per common share:
    Basic                               $    .26           $    .43
    Diluted                                  .26                .43

Shares used in the computation
 of earnings per common share:
    Basic                                 15,551             16,625
    Diluted                               15,570             16,631


Cash dividends per common share         $    .05           $    .05


The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)

                                                    THREE MONTHS
                                                   ENDED MARCH 31,
                                                 2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by
   operating activities                       $  2,677      $  6,842

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
   Sale of marketable securities                56,604        31,348
   Sale of properties                               55             -
   Sale of businesses                            2,351             -
  Acquisitions of:
   Marketable securities                       (47,192)      (33,086)
   Property and equipment                       (3,316)       (5,676)
   Other                                           207          (610)

    Net cash provided by (used in)
     investing activities                        8,709        (8,024)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of long-term debt                      (143)       (1,525)
  Issuance of common shares under stock
   option and stock purchase plans                 247           599
  Tax benefit from stock options exercised          67           292
  Cash dividends paid                             (782)         (832)


    Net cash (used in) financing activities       (611)       (1,466)

Increase(decrease)in cash and temporary
    cash investments                            10,775        (2,648)

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of period                            4,269        23,009
  End of period                               $ 15,044      $ 20,361


The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (in thousands)

1. BASIS OF PRESENTATION
   The consolidated balance sheet data as of December 31, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

   In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair statement of the interim periods reported. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.


2. SEGMENT INFORMATION
   The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's two reportable segments are: Vehicles (recreational, including related parts and supplies, and Housing (modular). The Company evaluates the performance of its segments and allocates resources to them based on pretax income. Differences between reported segment amounts and corresponding consolidated totals represent corporate expenses for administrative functions and costs or expenses relating to property and equipment that are not allocated to segments.

   The table below presents information about segments used by the chief operating decision maker of the Company for the three months ended March 31, 2000 and 1999:

                                          2000            1999
         Net sales:
              Vehicles                 $159,465        $178,795
              Housing                    35,763          32,230

                Consolidated total     $195,228        $211,025

         Pretax income:
              Vehicles                 $  5,867        $  8,996
              Housing                     1,854           2,344
              Other reconciling items    (1,521)           (611)

                Consolidated total     $  6,200        $ 10,729

         Total assets:
              Vehicles                 $165,999        $169,622
              Housing                    41,918          42,511
              Other reconciling items    87,423          83,718

                Consolidated total     $295,340        $295,851

3.  INVENTORIES
    Inventories consist of the following:

                                   March 31,           December 31,
                                     2000                  1999

    Raw materials                 $ 36,756              $ 39,926
    Work in process                 12,741                11,131
    Finished goods                  58,154                48,951
     Total                        $107,651              $100,008



4.  COMMITMENTS AND CONTINGENCIES
    The Company was contingently liable at March 31, 2000 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. The Company is involved in various legal proceedings which are ordinary litigations incidental to the industry and which are covered in whole or in part by insurance. Management believes that any liability which may result from these proceedings will not be significant.

    On February 3, 2000, the Board of Directors approved a resolution, Subject to ratification by the Company's shareholders, to adopt the 2000 Omnibus Stock Incentive Program (the "Stock Incentive Program"). The Stock Incentive Program was ratified by the shareholders at the annual meeting of shareholders on May 4, 2000. The resolution for the Stock Incentive Program provided that an additional one million shares be reserved for grant under the Company's stock options, appreciation rights and award programs. Also, under the terms of the Stock Incentive Program, in the event of a change in control of the Company, as defined, all outstanding stock options and stock appreciation rights shall become immediately exercisable, all stock awards shall immediately vest and all performance goals shall be deemed fully achieved.

    Also on February 3, 2000, the Company entered into Change of Control Agreements with 25 Key executives. Under the terms of these agreements, in the event of a change in control of the Company, as defined, the Company would be obligated to pay these key executives for severance and other benefits aggregating approximately
    $16 million based on salaries and benefits at March 31, 2000.

    In addition, on February 3, 2000 the Company established a qualified rabbi trust, which in the event of a change of control, as defined, will be funded to cover the Company's obligations under its deferred compensation plan. The Company's obligations under the deferred compensation plan aggregated $6.5 million at March 31, 2000.

5.  SUBSEQUENT EVENT
    On May 1, 2000, the Company entered into a definitive agreement to acquire all the issued and outstanding common shares of Mod-U-Kraf Homes, Inc. ("Mod-U-Kraf") for $11.75 per share, or approximately $10 million cash plus the assumption of liabilities. The cash purchase price will be paid at closing which is expected to occur in June 2000. Following the consummation of the transaction, Mod-U-Kraf will operate as a separate subsidiary under the Company's housing segment. The acquisition will be accounted for as a purchase.

                      COACHMEN INDUSTRIES, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (in thousands, except per share data)

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition, results of operations and cash flows during the periods included in the accompanying condensed consolidated financial statements.

A summary of the changes in the principal items included in the condensed consolidated statements of income is shown below.


                                            Comparison of
                                             Three Months
                                    Ended March 31, 2000 and 1999
                                         Increases (Decreases)

                                          Amount      Percentage

Net sales                              $ (15,797)       (7.5)%

Cost of goods sold                       (12,390)       (6.8)

Selling and
     delivery expenses                      (216)       (2.1)

General and
     administrative expenses                 846        12.1

Interest expense                              (5)       (1.2)

Investment income                           (474)     (136.6)

Gain on sale of
     properties, net                         (27)          *
Other, net                                   (50)      (15.1)

Income before income taxes                (4,529)      (42.2)

Income taxes                              (1,342)      (38.2)

Net income                                (3,187)      (44.2)


* Not meaningful

NET SALES

Consolidated net sales for the quarter ended March 31, 2000 were $195,228, a decrease of 7.5% from the $211,025 reported in the same quarter of 1999. The Company's vehicle segment, which includes the parts and supply businesses, experienced a sales decrease of 10.8%.
For motorized products, both the number of units and sales dollars reflected decreases from the 1999 period. For towable products, both the number of units and the sales dollars reflected increases over the 1999 period. The Company's housing segment experienced an 11.0% increase in net sales for the quarter compared to last year's first quarter. This increase was both in the number of units and sales dollars. While the RV segment was slightly down the housing segment had an increase in the average sales price per unit.

COST OF GOODS SOLD

Cost of goods sold decreased 6.8% or $12,390 for the three months ended March 31, 2000. As a percentage of net sales, cost of goods sold was 87.6% for the 2000 quarter and 86.9% for the 1999 quarter. The higher costs in the current quarter is attributable to the reconfiguration of the facilities that were formerly occupied by the Company's van conversion business to build Georgie Boy diesel Class A motorhomes, and costs related to the growth of the modular housing segment. These costs include higher labor and overhead costs consistent with anticipated growth. In addition there were continuing costs associated with the ongoing implementation of technology system solutions.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include selling, delivery, general and administrative expenses, were 9.1% and 8.1% for the quarters ended March 31, 2000 and 1999, respectively. Selling expense increased .2% as a percentage of net sales and delivery expense increased .1% as a percentage of net sales over the 1999 quarter, while total dollars spent in both categories were down. General and administrative expenses were 4.0% of net sales for the first quarter of 2000 and 3.3% of net sales for the first quarter of 1999. This increase is primarily due to the increase in depreciation expense with the capitalization of the new technology system. Also, in the current quarter there has been a decrease from the comparable quarter in the salaries that qualify for capitalization related to the implementation of the new technology system.

INTEREST EXPENSE

Interest expense was $429 and $434 for the quarters ended March
31, 2000 and 1999, respectively. This small decrease reflects the pay-down of long-term debt, as well as, the amount of current year's increase in the cash surrender value of the Company's investment in life insurance contracts. These life insurance contracts have been purchased to fund obligations under deferred compensation agreements with executives and other key employees. The interest costs associated with deferred compensation obligations and with the borrowings against the cash value of the insurance policies are partially offset by the increases in cash surrender values.

INVESTMENT INCOME

Investment income reflects a loss of $127 for the 2000 quarter compared with income of $347 for the 1999 comparable quarter. The decrease is principally attributable to unrealized losses on open US Treasury bond futures options, as well as a reduction of interest and dividend income resulting from less funds being invested in the 2000 quarter.

GAIN ON THE SALE OF PROPERTIES, NET

The net gain on the sale of properties for the quarter ended March 31, 2000 was $30 while the comparative quarter in 1999 was $3. This classification represents the net result of the amount of gain or loss recognized upon the disposition of various small properties.

OTHER, NET

Other income, net, represents income of $282 for the 2000 first quarter and $332 for the 1999 first quarter. There were no significant variances for the comparable quarters.

INCOME TAXES

For the first quarter ended March 31, 2000, the effective tax rate was 35.0% compared to a first quarter tax rate of 32.7% in 1999. The Company's effective tax rate fluctuates based upon the states where sales occur, the level of export sales and the amount of nontaxable dividend income on investments.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains an unsecured committed line of credit, which totaled $30 million at March 31, 2000, to meet its seasonal working capital needs. At March 31, 2000, there were no borrowings against this line of credit. For the three months ended March 31, 2000, the major source of cash was with investing activities. The main investing activities were sales, net of purchases, of marketable securities and the sale of a business, partially offset by the acquisition of property and equipment. The Company liquidated approximately $10.3 million of its marketable securities in anticipation of the pending acquisition of Mod-U-Kraf Homes, Inc. (see Note 5 of Notes to Condensed Consolidated Financial Statements). In addition the Company is reviewing its overall cash management investing activities. The cash provided by operating activities was substantially income from operations and depreciation, as well as, increases in trade payables and accrued income taxes, partially offset by increases in inventories and receivables. The negative cash flow from financing activities was primarily for cash dividends and repayment of long-term debt.

At March 31, 2000, working capital increased to $136.6 million from $135.1 million at December 31, 1999. The $8.8 million increase in current assets at March 31, 2000 versus December 31, 1999, was primarily due to increased receivables and inventories. The increase in current liabilities of $7.3 million is substantially due to increased trade payables, accrued income taxes and other accrued liabilities.

                     PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

             Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

             During the quarter the Company filed a Form 8-K dated January 5, 2000, reporting an item 5 event (adoption of Shareholder Rights Agreement).

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       COACHMEN INDUSTRIES, INC.
                                             (Registrant)



                                         /S/ JAMES E. JACK
Date: May 12, 2000                 _______________________________
                                   James E. Jack, Executive Vice
                                   President & Chief Financial Officer



                                         /S/ WILLIAM M. ANGELO
Date: May 12, 2000                 _______________________________
                                   William M. Angelo, Vice President
                                    & Chief Accounting Officer