Form 10-Q
period 2000-06-30
COACHMEN INDUSTRIES INC
filed 2000-08-14
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           Form 10-Q

(MARK ONE)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

    At July 31, 2000:

    Common Shares, without par value 15,583,513 shares outstanding including an equivalent number of common share purchase rights.

PAGE <1>
                       COACHMEN INDUSTRIES, INC.
                                INDEX
                                                             Page No.
PART I.  FINANCIAL INFORMATION

    Financial Statements:

       Condensed Consolidated Balance Sheets-
       June 30, 2000 and December 31, 1999                       3

       Condensed Consolidated Statements of Income-
       Three and Six Months Ended June 30, 2000 and 1999         4

       Condensed Consolidated Statements of Cash Flows-
       Six Months Ended June 30, 2000 and 1999                   5

       Notes to Condensed Consolidated Financial Statements     6-8

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations                         9-12

PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders 13
    Item 6.  Exhibits and Reports on Form 8-K                  13-14

SIGNATURES                                                       15

This Form 10-Q contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and are dependent on factors which may include, but are not limited to, the availability and price of gasoline, which can impact sales of recreational vehicles; availability of chassis, which are used in the production of many of the Company's recreational vehicle products; interest rates, which affect the affordability of the Company's products; the functioning of the Company's enterprise-wide technology system, which can impact the Company's day-to-day operations; legislation governing the relationships of the Company with its recreational vehicle dealers, which may affect the Company's options and liabilities in the event of a general economic downturn; and also on the state of the recreational vehicle and modular housing industries in the United States. Other factors affecting forward-looking statements include competition in these industries and the Company's ability to maintain or increase gross margins which are critical to the profitability whether there are or are not increased sales.

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

                      COACHMEN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands)
                                               JUNE 30,    DECEMBER 31,
                                                 2000          1999
ASSETS
CURRENT ASSETS
  Cash and temporary cash investments         $ 13,935      $  4,269
  Marketable securities                         21,419        32,550
  Trade receivables, less allowance for
   doubtful receivables 2000 - $588
   and 1999 - $550                              30,022        39,398
  Other receivables                              2,218         2,892
  Refundable income taxes                        2,622         4,748
  Inventories                                  116,231       100,008
  Prepaid expenses and other                     3,065         2,214
  Deferred income taxes                          4,743         4,743
    Total current assets                       194,255       190,822

PROPERTY AND EQUIPMENT, at cost                131,825       122,184
  Less, accumulated depreciation                51,963        47,506
    Property and equipment, net                 79,862        74,678

INTANGIBLES, less accumulated amortization
  2000 - $707 and 1999 - $644                    4,363         4,426

OTHER                                           19,625        15,840

TOTAL ASSETS                                  $298,105      $285,766

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt        $    550      $  1,543
  Accounts payable, trade                       33,330        25,041
  Accrued income taxes                             977         1,096
  Accrued expenses and other liabilities        24,715        28,039
    Total current liabilities                   59,572        55,719

LONG-TERM DEBT                                   9,250         8,346

DEFERRED INCOME TAXES                            1,489         1,489

OTHER                                            7,572         6,566

    TOTAL LIABILITIES                           77,883        72,120

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000 shares; issued 2000 - 21,004
   shares and 1999 - 20,971 shares              90,725        90,405
  Additional paid-in capital                     4,642         4,623
  Retained earnings                            176,887       170,716
  Treasury shares, at cost: 2000 - 5,433
   Shares and 1999 - 5,443 shares              (52,032)      (52,098)

     TOTAL SHAREHOLDERS' EQUITY                220,222       213,646

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $298,105      $285,766

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data)

                                    THREE MONTHS         SIX MONTHS
                                    ENDED JUNE 30,      ENDED JUNE 30,
                                   2000      1999      2000      1999

Net sales                        $187,910  $203,199  $383,138  $414,224

Cost of goods sold                164,184   175,191   335,246   358,643

    Gross profit                   23,726    28,008    47,892    55,581

Operating expenses:
  Selling and delivery             10,270     9,721    20,174    19,841
  General and administrative        7,974     7,032    15,792    14,004

    Total operating expenses       18,244    16,753    35,966    33,845

    Operating income                5,482    11,255    11,926    21,736

Nonoperating income (expense):
  Interest expense                   (626)     (543)   (1,055)     (977)
  Investment income                   388       937       261     1,284
  Gain on sale of
     properties, net                    6     1,392        36     1,395
  Other income, net                   105       717       387     1,049

    Total nonoperating
      income (expense), net          (127)    2,503      (371)    2,751

    Income before income taxes      5,355    13,758    11,555    24,487

Income taxes                        1,655     4,744     3,825     8,256

    Net income                   $  3,700  $  9,014  $  7,730  $ 16,231

Earnings per common share:
    Basic                        $    .24  $    .54  $    .50  $    .98
    Diluted                      $    .24  $    .54  $    .50  $    .97

Number of common shares used in
 the computation of earnings
 per share:
    Basic                          15,566    16,665    15,559    16,645
    Diluted                        15,581    16,744    15,571    16,711

Cash dividends per common share  $    .05  $    .05  $    .10  $    .10

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)

                                                     SIX MONTHS
                                                   ENDED JUNE 30,
                                                 2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by
   operating activities                       $ 12,982      $ 16,402

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
   Sale of marketable securities                72,844        91,322
   Sale of properties                               79         1,872
   Sale of businesses                            2,351             -
  Acquisitions of:
   Marketable securities                       (62,794)      (93,860)
   Property and equipment                       (6,497)      (13,296)
   Businesses, net of cash acquired             (7,201)            -
   Other                                           866          (549)

    Net cash used in
     investing activities                         (352)      (14,511)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of long-term debt                    (1,796)       (1,525)
  Issuance of common shares under stock
   option and stock purchase plans                 320           904
  Tax benefit from stock options exercised          71           358
  Cash dividends paid                           (1,559)       (1,662)

    Net cash used in financing activities       (2,964)       (1,925)

Increase(decrease)in cash and temporary
    cash investments                             9,666           (34)

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of period                            4,269        23,009
  End of period                               $ 13,935      $ 22,975


Noncash investing and financing activities:

  Liabilities assumed in acquisition
    of a business                             $  5,275      $      -

  Other noncash reduction of
    long-term debt                            $    693      $      -

The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (in thousands)

1. BASIS OF PRESENTATION
   The consolidated balance sheet data at December 31, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

   In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair statement of the interim periods reported. The results of operations for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.


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

   The table below presents information about segments used by the chief operating decision maker of the Company for the three and six month periods ended June 30, 2000 and 1999:

                                   Three Months          Six Months
                                   Ended June 30,      Ended June 30,

                                   2000      1999      2000      1999
    Net sales:
       Vehicles                  $146,218  $164,056  $305,683  $342,851
       Housing                     41,692    39,143    77,455    71,373

         Consolidated total      $187,910  $203,199  $383,138  $414,224

    Pretax income:
       Vehicles                  $  3,096  $  7,084  $  8,963  $ 16,080
       Housing                      4,173     5,138     6,027     7,482
       Other reconciling items     (1,914)    1,536    (3,435)      925

         Consolidated total      $  5,355  $ 13,758  $ 11,555  $ 24,487

                                                           As of
                                                          June 30,
                                                       2000      1999
    Total assets:
       Vehicles                                      $161,686  $171,557
       Housing                                         57,584    41,902
       Other reconciling items                         78,835    89,062

         Consolidated total                          $298,105  $302,521


3.  INVENTORIES
    Inventories consist of the following:

                                   June 30,           December 31,
                                     2000                  1999

    Raw materials                 $ 37,378              $ 39,926
    Work in process                 13,514                11,131
    Finished goods                  65,339                48,951
     Total                        $116,231              $100,008

4.  COMMITMENTS AND CONTINGENCIES
    The Company was contingently liable at June 30, 2000 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. The Company is involved in various legal proceedings which are ordinary litigations incidental to the industry and which are covered in whole or in part by insurance. Management believes that any liability which may result from these proceedings will not be significant.

    In addition, the Company was contingently liable at June 30, 2000 under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $4.8 million.

    On February 3, 2000, the Company entered into Change of Control Agreements with 25 key executives. Under the terms of these agreements, in the event of a change in control of the Company, as defined, the Company would be obligated to pay these key executives for severance and other benefits aggregating approximately $16 million based on salaries and benefits at June 30, 2000.

    Also, on February 3, 2000, the Company established a qualified rabbi trust, which in the event of a change of control, as defined, will be funded to cover the Company's obligations under its deferred compensation plan and the Company's obligation under change of control agreements. The Company's obligations under the deferred compensation plan aggregated $6.6 million at June 30, 2000.

    On May 4, 2000, shareholders approved the 2000 Omnibus Stock Incentive Program (the "Stock Incentive Program") which provides an additional one million shares be reserved for grant under the Company's stock options, appreciation rights and award programs.
    The Stock Incentive Program also provides that, in the event of a change in control of the Company, as defined, all outstanding stock options and stock appreciation rights shall become immediately exercisable, all stock awards shall immediately vest and all performance goals shall be deemed fully achieved. The Board of Directors later amended the Stock Incentive Program to make it clear that the option price of options cannot be changed after the options are granted.

5.  ACQUISITION OF A BUSINESS
    Effective June 30, 2000, the Company acquired all of the issued and outstanding capital stock of Mod-U-Kraf Homes, Inc. ("Mod-U-Kraf"), a manufacturer of modular housing located in Virginia. The purchase price aggregated $14,975,000 and consisted of $9,700,000 of cash paid at closing and the assumption of $5,275,000 of liabilities. The purchase price approximated the fair value of acquired assets. The acquisition was accounted for as a purchase and, accordingly, the operating results of Mod-U-Kraf will be included in the Company's consolidated financial statements from the date of acquisition. Mod-U-Kraf will operate as a separate subsidiary under the Company's housing segment.

    Unaudited pro forma financial information as if this acquisition had occurred at the beginning of each period, is not presented as it is not materially different from the Company's historic results.

6.  RECENTLY ISSUED ACCOUNTING STANDARDS
    In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidelines for disclosure related to revenue recognition policies. This guidance is required to be implemented in the fourth quarter of 2000. The Company is currently reviewing the guidance to determine the impact, if any, on its consolidated financial statements.

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




                                            Comparison of
                                  Three Months          Six Months
                                    Ended June 30, 2000 and 1999
                                           ($ in thousands)
                                         Increases (Decreases)

Net sales                      $ (15,289)  (7.5)%    $(31,086)   (7.5)%

Cost of goods sold               (11,007)  (6.3)      (23,397)   (6.5)

Selling and
     delivery expenses               549    5.6           333     1.7

General and
     administrative expenses         942   13.4         1,788    12.8

Interest expense                      83   15.3            78     8.0

Investment income                   (549) (58.6)       (1,023)  (79.7)

Gain on sale of
     properties, net              (1,386) (99.6)       (1,359)  (97.4)

Other income, net                   (612) (85.4)         (662)  (63.1)

Income before income taxes        (8,403) (61.1)      (12,932)  (52.8)

Income taxes                      (3,089) (65.1)       (4,431)  (53.7)

Net income                        (5,314) (59.0)       (8,501)  (52.4)

NET SALES

Consolidated net sales for the quarter ended June 30, 2000 were $187.9 million, a decrease of 7.5% from the $203.2 million reported for the corresponding quarter last year. Net sales for the six months were $383.1 million, representing a decrease of 7.5% from the $414.2 million reported for the same period in 1999. The Company's vehicle segment, which includes the parts & supply businesses, experienced a net sales decrease of 10.9% for the quarter and a decrease of 10.8% for the six months. For motorized products, both the number of units and sales dollars reflected decreases from the 1999 periods. There has been an industry-wide decrease in sales of motorized products during the three and six-month comparable periods. The Company's housing segment had a net sales increase for the 2000 quarter of 6.5% and 8.5% for the six months. Although there was a second quarter decrease in the number of units sold, there was an increase in sales dollars.

COST OF GOODS SOLD

Cost of goods sold decreased 6.3% or $11.0 million for the three months and 6.5% or $23.4 million for the six months ended June 30, 2000. The decrease for both periods is less than the decrease in net sales. As a percentage of net sales, cost of goods sold increased 1.2% and .9% for the quarter and six months, respectively, from the comparable prior year periods. Both the RV segment and Housing segment experienced an increase in cost of sales as a percentage of net sales. Increases in capacity for both the RV segment and Housing segment were not utilized to the extent anticipated as net sales were below planned levels. The decrease in production due to the overall decrease in net sales resulted in higher fixed costs being spread over lower production volumes.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include selling, delivery, general and administrative expenses, were 9.7% and 9.4% for the 2000 quarter and six months compared to 8.2% for both the quarter and six months of 1999. Selling and delivery expenses as a percentage of net sales increased by .7% for the 2000 quarter and .5% for the six months. The increase for both periods is primarily due to an overall increase in dealer sales incentives, as well as, increased dealer volume sales incentives attributable to increased sales in the Housing segment. General and administrative expenses were 4.2% of net sales for the second quarter compared to 3.5% for the 1999 corresponding quarter and 4.1% of net sales for the six-month period compared to 3.4% for 1999. These increases in both the quarter and six-month periods reflect higher than normal professional fee expenses in connection with an unsolicited acquisition proposal from Thor Industries, Inc., and related proxy contest, increase in depreciation expense of the new technology system and the substantial decrease in capitalization of compensation and related costs with the implementation of the new technology system.

INTEREST EXPENSE

Interest expense was $626,000 and $1,055,000 for the three and six-month periods in 2000 compared to $543,000 and $977,000 in the same periods last year. Interest expense varies with the amount of long-term debt and the increase in cash surrender value for the Company's investment in life insurance contracts. These life insurance contracts were purchased to fund obligations under deferred compensation agreements with executives and other key employees. The interest costs associated with deferred compensation obligations and with the borrowings against the cash value of the insurance policies are partially offset by the increases in cash surrender values.

INVESTMENT INCOME

Investment income decreased $549,000 and $1,023,000 for the 2000 three and six-month periods, respectively. This decrease in investment income is principally attributable to unrealized losses on open US Treasury bond futures options, as well as, a reduction of interest and dividend income resulting from less funds being invested in the 2000 periods.

GAIN ON THE SALE OF PROPERTIES, NET

There was a net gain on the sale of properties for the second quarter of 2000 of $6,000 compared with a gain of $1,392,000 in the same quarter of 1999. The net gain on the sale of properties for the first six months of 2000 and 1999 was $36,000 and $1,395,000, respectively.
The gains for the 1999 periods were principally related to the sale of Real estate in Indiana, including the former corporate administrative building. Assets are continually analyzed and every effort is made to sell or dispose of properties that are determined to be unproductive.

OTHER INCOME, NET

Other income, net, represents income of $105,000 for the second quarter and $387,000 for the six months compared to income of $717,000 and $1,049,000 for the 1999 second quarter and six months, respectively. The most significant item of income for the 1999 quarter was from the sale of a Company-owned dealership in the state of Georgia. The larger amount in the 1999 six-month period is principally attributed to the receipt of nontaxable income realized from Corporate-owned life insurance proceeds.

INCOME TAXES

For the second quarter ended June 30, 2000, the effective tax rate was 30.9% and a year-to-date rate of 33.1% compared with a 1999 second quarter and year-to-date effective tax rate of 34.5% and 33.7%, respectively. The Company's effective tax rate fluctuates based upon the states where sales occur, with the level of export sales and also with the level of nontaxable income recognized from investing activities.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains an unsecured committed line of credit, which totaled $30 million at June 30, 2000, to meet its seasonal working capital needs. At June 30, 2000, there were no borrowings against this line of credit. For the six months ended June 30, 2000, the major source of cash was from operating activities. The significant items in operating activities were net income, depreciation, a decrease in trade accounts receivable and an increase in trade accounts payable. The positive cash flow from these items was partially offset by increases in inventories and other accrued expenses. The main source of cash with investing activities represented sales, net of purchases, of marketable securities and the sale of a business. The Company liquidated approximately $10.1 million of its marketable securities in anticipation of the acquisition of Mod-U-Kraf,which occurred in June 2000. This acquisition was a major use of cash during the second quarter (see Note 5 of Notes to Condensed Consolidated Financial Statements). The remaining use of cash in investment activities was the acquisition of property and equipment. The negative cash flow from financing activities was primarily for cash dividends and repayment of long-term debt.

At June 30, 2000, working capital decreased to $134.7 million from $135.1 million at December 31, 1999. The $3.4 million increase in current assets at June 30, 2000 versus December 31, 1999, results from a $9.4 million decrease in trade receivables and other decreases in current assets, offset by the $16.2 million increase in inventories of which $3.8 million is attributable to Mod-U-Kraf. The $3.9 million increase in current liabilities was primarily due to increased trade accounts payable, which was partially due to the acquisition of Mod-U-Kraf.

                     PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     a) The annual meeting of the shareholders of Coachmen Industries, Inc. was held on May 4, 2000.

     b) The following nominees were elected Directors for a one-year term:

            Claire C. Skinner
            Thomas H. Corson
            Keith D. Corson
            Fredrick M. Miller
            William P. Johnson
            Philip G. Lux
            Edwin W. Miller
            Robert J. Deputy
            Donald W. Hudler
            Geoffrey B. Bloom

     c) The tabulation of votes for each Director nominee was as follows:

                                           For         Withheld
         Election of Directors:
            Claire C. Skinner          7,716,375       5,292,315
            Thomas H. Corson           7,716,736       5,291,954
            Keith D. Corson            7,716,775       5,291,915
            Fredrick M. Miller         7,715,500       5,293,190
            William P. Johnson         7,715,875       5,292,815
            Philip G. Lux              7,716,498       5,292,192
            Edwin W. Miller            7,715,050       5,293,640
            Robert J. Deputy           7,715,475       5,293,215
            Donald W. Hudler           7,717,150       5,291,540
            Geoffrey B. Bloom          7,714,475       5,294,215


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

             Exhibit 10 - Amended 2000 Omnibus Stock Incentive Program

             Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K during the quarter ended June 30, 2000

             Form 8-K, dated April 20, 2000, reporting an Item 5 event (a press release confirming receipt of an unsolicited merger proposal from Thor Industries, Inc.).

             Form 8-K, dated April 20, 2000, reporting an Item 5 event (a press release responding to recent statements made by Thor Industries, Inc.).

             Form 8-K, dated May 2, 2000, reporting an Item 5 event (a press release announcing the signing of a contract to acquire Mod-U-Kraf Homes, Inc.).

             Form 8-K, dated May 8, 2000, reporting an Item 5 event

             (a press release announcing first quarter results;
             shareholders' election of board; and approval of stock incentive plan.).

             Form 8-K, dated June 28, 2000, reporting an Item 5 event (a press release announcing the expansion of its modular home sector through the acquisition of Mod-U-Kraf Homes, Inc.).

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       COACHMEN INDUSTRIES, INC.
                                             (Registrant)

                                          /S/ JAMES E. JACK
Date: August 14, 2000              _______________________________
                                    James E. Jack, Executive Vice
                                  President & Chief Financial Officer


                                        /S/ WILLIAM M. ANGELO
Date: August 14, 2000              _______________________________
                                  William M. Angelo, Vice President
                                      & Chief Accounting Officer