Form 10-Q
period 2000-09-30
COACHMEN INDUSTRIES INC
filed 2000-11-14
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                    Form 10-Q

(MARK ONE)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

    At October 31, 2000:

    Common Shares, without par value 15,591,474 shares outstanding including an equivalent number of common share purchase rights.















                       COACHMEN INDUSTRIES, INC.
                                INDEX
                                                             Page No.
PART I.  FINANCIAL INFORMATION

    Financial Statements:

       Condensed Consolidated Balance Sheets-
       September 30, 2000 and December 31, 1999                  3

       Condensed Consolidated Statements of Income-
       Three and Nine Months Ended September 30, 2000 and 1999   4

       Condensed Consolidated Statements of Cash Flows-
       Nine Months Ended September 30, 2000 and 1999             5

       Notes to Condensed Consolidated Financial Statements     6-9

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations                        10-13

PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                    14

SIGNATURES                                                       15

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

At times, the Company's actual performance differs materially from its projections and estimates regarding the economy, the recreational vehicle and housing industries and other key performance indicators. Readers of this Report are cautioned that reliance on any forward-looking statements involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.
PAGE 2
                      COACHMEN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands)
                                            SEPTEMBER 30,  DECEMBER 31,
                                                 2000          1999
ASSETS
CURRENT ASSETS
  Cash and temporary cash investments         $ 26,084      $  4,269
  Marketable securities                         21,458        32,550
  Trade receivables, less allowance for
   doubtful receivables 2000 - $569
   and 1999 - $550                              35,074        39,398
  Other receivables                              2,283         2,892
  Refundable income taxes                        2,007         4,748
  Inventories                                   98,301       100,008
  Prepaid expenses and other                     2,138         2,214
  Deferred income taxes                          4,743         4,743
    Total current assets                       192,088       190,822

PROPERTY AND EQUIPMENT, at cost                131,311       122,184
  Less, accumulated depreciation                52,905        47,506
    Property and equipment, net                 78,406        74,678

INTANGIBLES, less accumulated amortization
  2000 - $739 and 1999 - $644                    4,331         4,426

OTHER                                           19,814        15,840

TOTAL ASSETS                                  $294,639      $285,766

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt        $    550      $  1,543
  Accounts payable, trade                       28,224        25,041
  Accrued income taxes                             721         1,096
  Accrued expenses and other liabilities        25,058        28,039
    Total current liabilities                   54,553        55,719

LONG-TERM DEBT                                   9,100         8,346

DEFERRED INCOME TAXES                            1,489         1,489

OTHER                                            7,623         6,566

    TOTAL LIABILITIES                           72,765        72,120

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000 shares; issued 2000 - 21,011
   shares and 1999 - 20,971 shares              90,791        90,405
  Additional paid-in capital                     4,656         4,623
  Retained earnings                            178,380       170,716
  Treasury shares, at cost: 2000 - 5,422
   Shares and 1999 - 5,443 shares              (51,953)      (52,098)

     TOTAL SHAREHOLDERS' EQUITY                221,874       213,646

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $294,639      $285,766

The accompanying notes are part of the condensed consolidated financial statements.
PAGE 3
                      COACHMEN INDUSTRIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share data)

                                    THREE MONTHS        NINE MONTHS
                                 ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                   2000      1999      2000      1999

Net sales                        $182,690  $226,114  $565,828  $640,338

Cost of sales                     161,267   195,024   496,513   553,667

    Gross profit                   21,423    31,090    69,315    86,671

Operating expenses:
  Selling and delivery             11,278    10,362    31,452    30,203
  General and administrative        8,228     5,843    24,020    19,847

    Total operating expenses       19,506    16,205    55,472    50,050

    Operating income                1,917    14,885    13,843    36,621

Nonoperating income (expense):
  Interest expense                   (545)     (531)   (1,600)   (1,508)
  Investment income                   569       249       830     1,533
  Gain on sale of
     properties, net                1,216        37     1,252     1,432
  Other income, net                   119        81       506     1,130

    Total nonoperating
      income (expense), net         1,359      (164)      988     2,587

    Income before income taxes      3,276    14,721    14,831    39,208

Income taxes                        1,003     5,196     4,828    13,452

    Net income                   $  2,273  $  9,525  $ 10,003  $ 25,756

Earnings per common share:
    Basic                        $    .15  $    .58  $    .64  $   1.55
    Diluted                      $    .15  $    .58  $    .64  $   1.55

Number of common shares used in
 the computation of earnings
 per share:
    Basic                          15,574    16,496    15,566    16,595
    Diluted                        15,577    16,548    15,573    16,655

Cash dividends per common share  $    .05  $    .05  $    .15  $    .15









The accompanying notes are part of the condensed consolidated financial statements.
PAGE 4
                 COACHMEN INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)

                                                     NINE MONTHS
                                                 ENDED SEPTEMBER 30,
                                                 2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by
   operating activities                       $ 24,445      $ 18,612

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
   Sale of marketable securities               101,820       134,703
   Sale of properties                            2,085         1,946
   Sale of businesses                            5,644             -
  Acquisitions of:
   Marketable securities                       (91,842)     (137,391)
   Property and equipment                      (10,219)      (17,491)
   Businesses, net of cash acquired             (7,201)            -
   Other                                           901          (637)

    Net cash provided by (used in)
     investing activities                        1,188       (18,870)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of long-term debt                    (1,946)       (1,725)
  Issuance of common shares under stock
   option and stock purchase plans                 386         1,063
  Tax benefit from stock options exercised          81           394
  Purchases of treasury shares                       -       (11,972)
  Cash dividends paid                           (2,339)       (2,491)


    Net cash (used in) financing activities     (3,818)      (14,731)

Increase(decrease)in cash and temporary
    cash investments                            21,815       (14,989)

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of period                            4,269        23,009
  End of period                               $ 26,084      $  8,020



Noncash investing and financing activities:

  Liabilities assumed in acquisition
    of a business                             $  5,275      $      -
  Other noncash reduction of
    long-term debt                                 693             -







The accompanying notes are part of the condensed consolidated financial statements.
PAGE 5
                   COACHMEN INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (in thousands)

1. BASIS OF PRESENTATION
The consolidated balance sheet data at December 31, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair statement of the interim periods reported. The results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


2. SEGMENT INFORMATION
The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's two reportable segments are: Vehicles (recreational), including related parts and supplies, and Housing (modular). The Company evaluates the performance of its segments and allocates resources to them based on pretax income. Differences between reported segment amounts and corresponding consolidated totals represent corporate expenses for administrative functions and costs or expenses relating to property and equipment that are not allocated to segments.

The table below presents information about segments used by the chief operating decision maker of the Company for the three and nine-month periods ended September 30, 2000 and 1999:

                                    Three Months         Nine Months
                                 Ended September 30, Ended September 30,

                                   2000      1999      2000      1999
    Net sales:
       Vehicles                  $137,888  $182,885  $443,571  $525,736
       Housing                     44,802    43,229   122,257   114,602

         Consolidated total      $182,690  $226,114  $565,828  $640,338

    Pretax income:
       Vehicles                  $    543  $  9,285  $  9,506  $ 25,365
       Housing                      3,873     4,228     9,900    11,710
       Other reconciling items   _ (1,140)    1,208    (4,575)    2,133

         Consolidated total      $  3,276  $ 14,721  $ 14,831  $ 39,208

                                                            As of
                                                        September 30,
                                                       2000      1999
    Total assets:
       Vehicles                                      $144,453  $186,641
       Housing                                         57,389    41,244
       Other reconciling items                         92,797    78,625

         Consolidated total                          $294,639  $306,510
 PAGE 6

3. INVENTORIES
   Inventories consist of the following:

                                 September 30,         December 31,
                                    2000                  1999

    Raw materials                 $ 34,132              $ 39,926
    Work in process                 13,177                11,131
    Finished goods                  50,992                48,951
     Total                        $ 98,301              $100,008


4. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options and stock awards.

The sum of quarterly earnings per share for the three quarters may not equal year-to-date earnings per share due to rounding and changes in the diluted potential common shares.

5. ACQUISITION OF A BUSINESS
Effective June 30, 2000, the Company acquired all of the issued and outstanding capital stock of Mod-U-Kraf Homes, Inc. ("Mod-U-Kraf"), a manufacturer of modular housing located in Virginia. The purchase price aggregated $14,975,000 and consisted of $9,700,000 of cash paid at closing and the assumption of $5,275,000 of liabilities. The purchase price approximated the fair value of acquired assets. The acquisition was accounted for as a purchase and, accordingly, the operating results of Mod-U-Kraf are included in the Company's consolidated financial statements from the date of acquisition. Mod-U-Kraf operates as a separate subsidiary under the Company's housing segment.

Unaudited pro forma financial information as if this acquisition had occurred at the beginning of each period is not presented, as it is not materially different from the Company's historic results.

6. SALE OF A BUSINESS
During the quarter ended September 30, 2000, the Company exited the furniture business with the sale of the business operations and assets of its Lux Company subsidiary. The pretax gain on sale, which was primarily attributable to the sale of real property, approximated $1.2 million.

7. COMMITMENTS AND CONTINGENCIES
The Company was contingently liable at September 30, 2000 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. The Company is involved in various legal proceedings which are
PAGE 7
ordinary litigation incidental to the industry and which are covered in whole or in part by insurance. Management believes that any liability which may result from these proceedings will not be significant.

In addition, the Company was contingently liable at September 30, 2000 under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $15.3 million.

On February 3, 2000, the Company entered into Change of Control Agreements with 25 key executives. Under the terms of these agreements, in the event of a change in control of the Company, as defined, the Company would be obligated to pay these key executives for severance and other benefits aggregating approximately $16 million based on salaries and benefits at September 30, 2000.


Also, on February 3, 2000, the Company established a rabbi trust, which in the event of a change of control, as defined, will be funded to cover the Company's obligations under its deferred compensation plan and the Company's obligation under change of control agreements. The Company's obligations under the deferred compensation plan aggregated $7.6 million at September 30, 2000.

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

8. SUBSEQUENT EVENTS
On October 6, 2000, the Company entered into a three-year credit
Agreement with Banc One, N.A., as agent. The credit agreement provides for unsecured borrowings of $155.0 million which borrowings will bear interest at a floating rate or eurodollar rate.

On October 31, 2000, the Company completed the acquisition of Miller Building Systems, Inc. ("Miller") for approximately $27 million in cash plus the assumption of liabilities. Miller designs, manufactures and markets factory-built buildings for use as commercial modular buildings and telecommunication shelters. For its fiscal year ended July 1, 2000, Miller had net sales of $71.0 million. The acquisition will be accounted for as a purchase.

9. RECENTLY ISSUED ACCOUNTING STANDARDS
In December 1999, the staff of the Securities and Exchange
Commission issued Staff Accounting Bulletin ("SAB") No. 101,
"Revenue Recognition in Financial Statements." SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidelines for disclosure related to revenue recognition
PAGE 8


policies. This guidance is required to be implemented in the fourth quarter of 2000. The Company is currently reviewing the guidance to determine the impact, if any, on its consolidated financial statements.
PAGE 9





















































                      COACHMEN INDUSTRIES, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (in thousands, except per share data)

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition, results of operations and cash flows during the periods included in the accompanying condensed consolidated financial statements. The table below describes the increases/decreases in the various items listed.

A summary of the changes in the principal items included in the condensed consolidated statements of income is shown below.




                                            Comparison of
                                  Three Months          Nine Months
                                  Ended September 30, 2000 and 1999
                                           ($ in thousands)
                                         Increases (Decreases)

Net sales                      $ (43,424) (19.2)%    $(74,510)  (11.6)%

Cost of sales                    (33,757) (17.3)      (57,154)  (10.3)

Selling and
     delivery expenses               916    8.8         1,249     4.1

General and
     administrative expenses       2,385   40.8         4,173    21.0

Interest expense                      14    2.6            92     6.1

Investment income                    320  128.5         (703)  (45.9)

Gain on sale of
     properties, net               1,179      *          (180)  (12.6)

Other income, net                     38   46.9          (624)  (55.2)

Income before income taxes       (11,445) (77.7)      (24,377)  (62.2)

Income taxes                      (4,193) (80.7)       (8,624)  (64.1)

Net income                        (7,252) (76.1)      (15,753)  (61.2)


* Not meaningful
PAGE 10









NET SALES

Consolidated net sales for the quarter ended September 30, 2000 were $182.7 million, a decrease of 19.2% from the $226.1 million reported for the corresponding quarter last year. Net sales for the nine months were $565.8 million, representing a decrease of 11.6% from the $640.3 million reported for the same period in 1999. The Company's vehicle segment, which includes the parts & supply business, experienced a net sales decrease of 24.6% for the quarter and a decrease of 15.6% for the nine months. For motorized products, both the number of units and sales dollars reflected decreases from the 1999 periods. There has been an industry-wide decrease in sales of motorized products during the three and nine-month comparable periods. For towable products, the number of units sold by the Company as well as the sales dollars, are down for both comparable periods. The Company's housing segment reported a net sales increase for the 2000 quarter of 3.6% and 6.7% for the nine months. Although there was an increase in sales dollars for both periods, the number of units sold in both periods decreased.

COST OF SALES

Cost of sales decreased 17.3% or $33.8 million for the three months and 10.3% or $57.2 million for the nine months ended September 30, 2000. The decrease for both periods is less than the decrease in net sales. As a percentage of net sales, cost of sales increased 2.0% and 1.2% for the quarter and nine months, respectively, from the comparable prior year periods. Both the RV segment and Housing segment experienced an increase in cost of sales as a percentage of net sales. Gross profit was adversely impacted by inefficiencies attributable to reduced production as higher fixed costs are spread over lower production volumes. Increases in capacity for both the RV segment and Housing segment were not utilized to the extent anticipated as net sales continued to be below planned levels.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include selling, delivery, general and administrative expenses, were 10.7% and 9.8% for the 2000 quarter and nine months compared to 7.2% for the quarter and 7.8% for the nine months of 1999. Selling and delivery expenses as a percentage of net sales increased by 1.6% for the 2000 quarter and .9% for the nine months. The increase for both periods is primarily due to an overall increase in dealer sales incentives, in both the RV and Housing segments. The Company responded to discounting in the RV marketplace with strong incentives and marketing programs designed to stimulate retail sales. General and administrative expenses were 4.5% of net sales for the third quarter compared to 2.6% for the 1999 corresponding quarter and 4.2% of net sales for the nine-month period compared to 3.1% for 1999. The increases in the percentages of general and administrative expenses as a percent of net sales also results from the fixed nature of the costs being spread over lower sales volumes. In addition, during 1999 certain compensation and other related costs were capitalized in connection with the implementation of the new technology system which decreased 1999 compensation costs. In 2000, these compensation costs are period costs. along with increased amortization and depreciation expense associated with the new technology system. General and administrative expenses for the nine-month period of 2000 also include costs in connection with an unsolicited acquisition proposal and a related proxy contest.
PAGE 11
INTEREST EXPENSE

Interest expense was $545,000 and $1,600,000 for the three and nine-month periods in 2000 compared to $531,000 and $1,508,000 in the same periods last year. Interest expense varies with the amount of long-term debt and the increase in cash surrender value for the Company's investment in life insurance contracts. These life insurance contracts are used to fund obligations under deferred compensation agreements with executives and other key employees. The interest costs associated with deferred compensation obligations and with the borrowings against the cash value of the insurance policies are partially offset by the increases in cash surrender values.

INVESTMENT INCOME

Investment income increased $320,000 for the 2000 three-month period. This increase is attributable to additional interest income on increased temporary cash investments and a decrease in unrealized losses on investment securities from the prior year period. The decrease of $703,000 in investment income for the 2000 nine-month period is principally attributable to unrealized losses on open US Treasury bond futures options, as well as, a reduction of interest and dividend income resulting from less funds being invested for the comparable period in 1999.

GAIN ON THE SALE OF PROPERTIES, NET

There was a net gain on the sale of properties for the third quarter of 2000 of $1,216,000 compared with a gain of $37,000 in the same quarter of 1999. The net gain on the sale of properties for the first nine months of 2000 and 1999 was $1,252,000 and $1,432,000, respectively.
The gains for both the 2000 and 1999 periods were principally related to the sale of real estate in Indiana. The gain in 2000 included the sale of the Lux Company's property and the gain in 1999 included the sale of the former corporate administrative building. Assets are continually analyzed and every effort is made to sell or dispose of properties that are determined to be unproductive.

OTHER INCOME, NET

Other income, net, represents income of $119,000 for the third quarter and $506,000 for the nine months compared to income of $81,000 and $1,130,000 for the 1999 third quarter and nine months, respectively. The most significant item of income for the 1999 nine-month period was from the sale of a Company-owned dealership in the state of Georgia and the receipt of nontaxable income realized from Corporate-owned life insurance proceeds.

INCOME TAXES

For the third quarter ended September 30, 2000, the effective tax rate was 30.6% and a year-to-date rate of 32.6% compared with a 1999 third quarter and year-to-date effective tax rate of 35.3% and 34.3%, respectively. The Company's effective tax rate fluctuates based upon the states where sales occur, with the level of export sales and also with the level of nontaxable income recognized from investing activities. PAGE 12




LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains an unsecured committed line of credit, which totaled $30 million at September 30, 2000, to meet its seasonal working capital needs. At September 30, 2000, there were no borrowings against this line of credit. As disclosed in Note 8 of Notes to Condensed Consolidated Financial Statements, in October 2000 the Company entered into a three-year credit agreement which provides for unsecured borrowings up to $155.0 million. For the nine months ended September 30, 2000, the major source of cash was from operating activities. The significant items in operating activities were net income, depreciation, a decrease in trade accounts receivable and an increase in trade accounts payable. The positive cash flow from these items was partially offset by increases in other accrued expenses. The main source of cash from investing activities represented sales, net of purchases, of marketable securities and the sale of businesses. The Company liquidated approximately $10.1 million of its marketable securities in June 2000 to be used in the acquisition of Mod-U-Kraf. This acquisition was a major use of cash (see Note 5 of Notes to Condensed Consolidated Financial Statements). The remaining use of cash in investment activities was the acquisition of property and equipment. The negative cash flow from financing activities was primarily for cash dividends and repayment of long-term debt.

At September 30, 2000, working capital increased to $137.5 million from $135.1 million at December 31, 1999. The $1.3 million increase in current assets at September 30, 2000 versus December 31, 1999, results from a $21.8 million increase in cash and temporary cash investments, offset by an $11.1 million decrease in marketable securities, a $4.3 million decrease in trade receivables, a $1.7 million decrease in inventories and other decreases in current assets. The $1.2 million decrease in current liabilities was primarily due to a $1.0 million decrease in current maturities of long-term debt and a $3.3 decrease in accrued expenses and other liabilities including income taxes, offset by a $3.2 million increase in trade accounts payable.
PAGE 13























                     PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

             Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K during the quarter ended
          September 30, 2000

             Form 8-K, dated July 5, 2000, reporting an Item 5 event (a press release confirming the expectation of lowered second quarter earnings).

             Form 8-K, dated August 24, 2000, reporting an Item 5 event (a press release announcing the signing of a contract to acquire Miller Building Systems, Inc.).

             Form 8-K, dated September 6, 2000, reporting an Item 5 Event (a press release announcing an agreement and plan of merger with Miller Building Systems, Inc.).

             Form 8-K, dated September 7, 2000, reporting an Item 5 event (a press release announcing the retirement of K.D. Corson, President of the Company, effective
             September 1, 2000).
PAGE 14

































                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       COACHMEN INDUSTRIES, INC.
                                             (Registrant)




Date: November 14, 2000            _______________________________
                                    James E. Jack, Executive Vice
                                  President & Chief Financial Officer




Date: November 14, 2000            _______________________________
                                  William M. Angelo, Vice President
                                      & Chief Accounting Officer

PAGE 15