Form 10-K
period 2000-12-31
COACHMEN INDUSTRIES INC
filed 2001-03-30
CIK 21212

FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2000.
                                   OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
     For the transition period from _____ to _____.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes _ No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment hereto. _

While it is difficult to determine the number of shares owned by non-affiliates (within the meaning of such term under the applicable regulations of the Securities and Exchange Commission), the registrant estimates that the aggregate market value of the registrant's Common Stock on March 20, 2001 held by non-affiliates was $133.6 million (based upon the closing price on the New York Stock Exchange and an estimate that 89.6% of such shares are owned by non-affiliates).

As of March 20, 2001, 15,762,026 shares of the registrant's Common Stock were outstanding.

Page 1

Documents Incorporated by Reference

                                        Parts of Form 10-K into which
            Document                    the Document is Incorporated



Portions of the Proxy Statement for
the Annual Meeting of Shareholders
to be held on May 3, 2001                       Part III

Page 2
                               Part I

Item 1.      Business

Coachmen Industries, Inc. (the "Company" or the "Registrant") was incorporated under the laws of the State of Indiana on December 31, 1964, as the successor to a proprietorship established earlier that year. All references to the Company include its wholly owned subsidiaries and divisions.

The Company is one of the largest full-line producers of recreational vehicles in the United States and is a major manufacturer of modular housing/buildings. The Company's All American Homes subsidiary is the largest manufacturer of Modular homes in the United States. The Company's recreational vehicles are marketed under various brand names including Coachmen, Georgie Boy, Shasta, and Viking. Modular buildings are marketed by All American Homes, Miller Building Systems, Mod-U-Kraf Homes, and the newly acquired KanBuild.

The Company operates in two primary business segments, recreational vehicles and modular housing and buildings. The Recreational Vehicle ("RV") Segment consists of the manufacture and distribution of Class A and Class C motorhomes, travel trailers, fifth wheels, camping trailers, truck campers and related parts and supplies. The Modular Housing and Building Segment ("Housing and Building") consists of the manufacture and distribution of factory-built homes, commercial buildings and telecommunication shelters.

Recreational Vehicle Segment

Products

The RV Segment consists of recreational vehicles and parts and supplies. This group consists of five companies: Coachmen RV Company, LLC; Georgie Boy Manufacturing, LLC; Shasta Industries, LLC; Viking Recreational Vehicles, LLC; and Prodesign, LLC (a producer of composite and plastic parts) and two Company-owned retail dealerships.


The pricipal brand names for the RV group are Catalina, Royal, Prospera, Futura, Catalina Sport, Leprechaun, Santara, Mirada, Sportscoach, Sport, Ranger, Flyte, Phoenix, Travelmaster, Cheyenne, Sprite, Pursuit, Landau, Cruise Air, Cruise Master, Maverick, Suite, Viking and Clipper. Other brand names that have been protected, used and are available for use in the future include Normandy, Roadmaster, Frolic, Cross Country and Pathfinder. Recreational vehicles are either driven or towed and serve as temporary living quarters for camping, travel and other leisure activities. Recreational vehicles may be categorized as motorhomes, travel trailers, camping trailers or truck campers. A motorhome is a self-powered mobile dwelling built on a special heavy-duty chassis. A travel trailer is a mobile dwelling designed to be towed behind another vehicle. Camping trailers are smaller towed units constructed with sidewalls that may be raised up and folded out. Truck campers are designed to be mounted on the bed of a pickup truck.

The RV group currently produces recreational vehicles on an assembly line basis in Indiana, Michigan, and Georgia. Components used in the manufacturing of recreational vehicles are primarily purchased from outside sources. However, in some cases (such as fiberglass products) where it is profitable for the RV group to do so, or where it has experienced shortages of supplies, the RV group has undertaken to manufacture its own supplies. The RV group depends on the availability of chassis from a limited number of manufacturers. Occasionally, chassis availability has limited the group's production (see
Note 13 of Notes to Consolidated Financial Statements for information concerning the use of converter pool agreements to purchase vehicle chassis).

Prodesign, LLC, located in Indiana, is a custom manufacturer of diversified thermoformed and composite products for the automotive, marine, recreational vehicle, afterlife, medical and heavy truck industries.

On January 4, 2000, the Company disposed of its Coachmen Automotive Division, which produced and sold van campers, van and truck conversions. The principal brand names sold with the Coachmen Automotive Division included Starflyte, Dearborn, Greenbriar and Saratoga. On October 2, 2000, the Company sold the business operations and assets of its Lux Company subsidiary which manufactured a variety of seating products for the recreational vehicle, office and healthcare industries. In addition, during the third and fourth quarters of 2000, the Company completed the closing and liquidation of four of its Company-owned dealerships pursuant to its previously announced plan to exit this line of business with the exception of two Company-owned stores which were retained for research and development and regional service purposes. The Company previously sold the business operations and certain assets of two other Company-owned dealerships during 1999. See Note 12 of Notes to Consolidated Financial Statements for additional information regarding disposal of business operations within the RV Segment.

Marketing

The RV group considers itself as being customer driven. Sales and service representatives regularly visit dealers in their regions, and respond quickly to questions and suggestions. Divisions host dealer advisory groups and conduct informative dealer seminars and specialized training classes in areas such as sales and service. Open forum meetings with owners are held at campouts, providing ongoing focus group feedback for product improvements. Engineers and product development team members are encouraged to travel and vacation in Company recreational vehicles to gain a complete understanding and appreciation for the products.

The RV group believes it has the ability to respond promptly to changes in market conditions. Most of the manufacturing facilities can be changed over to the assembly of other existing products in two to six weeks. In addition, these facilities may be used for other types of light manufacturing or assembly operations. This flexibility enables the RV group to adjust its manufacturing capabilities in response to changes in demand for its products.

Recreational vehicles are generally manufactured against orders received from RV dealers. These products are marketed through approximately 1,300 independent dealers located in 49 states and internationally and through the two Company-owned dealerships. Agreements with most of its dealers are cancelable on short notice, provide for minimum inventory levels and establish sales territories. No dealer accounts for more than 5% of the Company's net sales.

Most dealers' purchases of RVs from the RV group are financed through "floor plan" arrangements. Under these arrangements, a bank or other financial institution agrees to lend the dealer all or most of the purchase price of its recreational vehicle inventory, collateralized by a lien on such inventory. The RV group generally executes repurchase agreements at the request of the financing institution. These agreements provide that, for up to twelve months after a unit is financed, the Company will repurchase a unit that has been repossessed by the financing institution for the amount then due to the financing institution. This is usually less than 100% of the dealer's cost. Risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased (see Note 13 of Notes to Consolidated Financial Statements). Historically, the Company has not reported any significant losses from the repurchase agreements. However, in 2000 as a result of business conditions negatively affecting the recreational industry, the Company has experienced losses under repurchase agreements. Accordingly, at December 31, 2000, the Company has recorded an accrual for estimated losses under repurchase agreements. In addition, at December 31, 2000, the group was contingently liable under guarantees to a financial institution of their loans to independent dealers for amounts totaling approximately $15.1 million. The RV group does not finance retail consumer purchases of its products, nor does it generally guarantee consumer financing.

Business Factors

Many recreational vehicles produced by the RV group require gasoline for their operation. Gasoline has, at various times in the past, been difficult to obtain, and there can be no assurance that the supply of gasoline will continue uninterrupted, that rationing will not be imposed or that the price of, or tax on, gasoline will not significantly increase in the future. Shortages of gasoline and significant increases in gasoline prices have had a substantial adverse effect on the demand for recreational vehicles in the past and could have a material adverse effect on demand in the future.

Recreational vehicle businesses are dependent upon the availability and terms of financing used by dealers and retail purchasers. Consequently, increases in interest rates and the tightening of credit through governmental action or other means have adversely affected recreational vehicle business in the past and could do so in the future.

Competition and Regulation

The RV industry is highly competitive, and the RV group has numerous competitors and potential competitors in each of its classes of products, some of which have greater financial and other resources. Initial capital requirements for entry into the manufacture of recreational vehicles are comparatively small; however, codes, standards, and safety requirements introduced in recent years may deter potential competitors.

The RV group's recreational vehicles generally compete in the lower to mid-price range markets. The RV group believes it is a leader in the RV industry in its focus on quality. The RV group emphasizes a quality product and a strong commitment to competitive pricing in the markets it serves. The RV group estimates that its current share of the recreational vehicle market is approximately eight percent.

The recreational vehicle industry is highly regulated. NHTSA, state lemon law statutes and state legislation protecting motor vehicle dealerships all impact the way the RV group conducts its recreational vehicle business.

The RV group continues to recognize its obligations to protect the environment insofar as its operations are concerned. To date, the RV group has not experienced any material adverse effect from existing federal, state, or local environmental regulations.

Modular Housing and Building Segment

Products

The Modular Housing and Building Segment consists of housing, commercial buildings and telecommunication shelters. The Company's modular housing and building subsidiaries (All American Homes, LLC; Mod-U-Kraf Homes, LLC; KanBuild, Inc., acquired in February 2001; and Miller Building Systems, Inc.) produce single-family residences, multi-family duplexes and apartments, specialized structures for municipal and commercial use and telecommunication shelters.

All American Homes, Mod-U-Kraf and KanBuild design, manufacture and market factory-built modular housing. All American Homes is the largest producer of modular homes in the United States and has five operations strategically located in Indiana, Iowa, North Carolina, Ohio and Tennessee. Mod-U-Kraf, acquired in June 2000, operates from a plant in Virginia. KanBuild, acquired in February 2001, operates from locations in Kansas and Colorado. Together these plants serve approximately 450 builders in 29 states. Modular homes are built to the same local building codes as site-built homes by skilled craftsmen in a factory environment unaffected by weather conditions. Nearly complete when they leave the plant, modular homes are delivered to their final locations, typically in two to five sections, and are crane set onto a waiting basement or crawl space foundation. Production takes place on an assembly line, with components moving from workstation to workstation for framing, electrical, plumbing, drywall, roofing, and cabinet setting, among other operations. An average two-module home can be produced in just a few days. The housing group regularly conduct meetings to review the latest in new design options and component upgrades. These meetings provide an opportunity for valuable builder input and suggestions from their customers at the planning stage.

Miller Building Systems, Inc. ("Miller Building") designs, manufactures and markets factory-built modular buildings for use as commercial buildings and telecommunication shelters. Miller Building specializes in the education and medical fields with its commercial modular buildings. It is also a major supplier of shelters to house sophisticated telecommunications equipment for cellular and digital telephones, data transmission systems and two-way wireless communications. Miller Building also offers site construction services, which range from site management to full turnkey operations. Depending on the specific requirements of its customers, Miller Building uses wood, wood and steel, concrete and steel, cam-lock panels or all concrete to fabricate it structures. Miller Building manufactures its buildings in a factory, and the assembled modules are delivered to the site location for final installation.

Marketing

The Housing and Building group participates in an expanding market for the factory-built housing, commercial buildings and telecommunication shelters. This group does not sell their housing and commercial buildings directly to the end-user. Their customers will sell, rent or lease the buildings to the end-user. Housing is marketed directly to approximately 450 builders in 29 states. Commercial buildings are marketed to approximately 75 companies in 31 states. The telecommunication shelters are sold directly to approximately 75 customers in 36 states, who are the end-users of the buildings. These customers have been principally telecommunication and utility companies. Customers may be national, regional or local in nature. The Housing and Building group believes its success is the result of innovative designs that are created by listening to customer needs and taking advantage of advancements in technology. While price is often a key factor in the potential customer's purchase decision, other factors may also apply, including, delivery time, quality and prior experience with a certain manufacturer. A significant benefit to the customer is the speed with which factory-built buildings can be made available for use compared to on-site construction, and the ability to relocate the building to another location if the end-user's utilization requirements change. The sales staff calls on prospective customers in addition to maintaining continuing contact with existing customers and assists its customers in developing building specifications to facilitate the preparation of a quotation. The sales staff, in conjunction with the engineering staff, maintains ongoing contact with the customer for the duration of the building project.

Business Factors

As a result of transportation costs, the effective distribution range of factory built homes and commercial buildings is limited. The shipping area from each manufacturing facility is approximately 200 to 300 miles for modular homes and 600 miles for commercial buildings. The potential shipping radius of the telecommunication shelters is not as restrictive as that of factory built homes and commercial buildings; however, the marketing of these shelters is concentrated in geographic areas where there is a freight advantage over a large portion of its competitors.

The overall strength of the economy and the availability and terms of financing used by builders, dealers and end-users have a direct impact on the sales of the Housing and Building group. Consequently, increases in interest rates and the tightening of credit through government action or other means have adversely affected the group's business in the past and could do so in the future.

Competition and Regulation

Competition in the factory-built building industry is intense and the Housing and Building group competes with a number of entities, some of which may have greater financial and other resources. To the extent that factory-built buildings become more widely accepted as an alternative to conventional on-site construction, competition from local contractors and manufacturers of other pre-engineered building systems may increase. In addition to the competition from companies designing and constructing on-site buildings, the Housing and Building group competes with numerous factory-built building manufactures that operate in particular geographical regions.

The Housing and Building group competes for orders from its customers primarily on the basis of price, quality, timely delivery, engineering capability and reliability. The group believes that the principal basis on which it competes with on-site construction is the combination of: the timeliness of factory versus on-site construction, the cost of its products relative to on-site construction, the quality and appearance of its buildings, its ability to design and engineer buildings to meet unique customer requirements, and reliability in terms of completion time. Manufacturing efficiencies, quantity purchasing and generally lower wage rates of factory construction, even with the added transportation expense, result in the cost of factory-built buildings being equal to or lower than the cost of on-site construction of comparable quality. With manufacturing facilities strategically located throughout the country, the Housing and Building group provides a streamlined construction process. This process of manufacturing the building in a weather-free, controlled environment, while the site is prepared, significantly reduces the time to completion on a customer's project.

Customers of the Housing and Building group are generally required to obtain building installation permits from applicable governmental agencies. Buildings completed by the group are manufactured and installed in accordance with applicable building codes set forth by the particular state or local regulatory agencies.

State building code regulations applicable to factory-built buildings vary from state to state. Many states have adopted codes that apply to the design and manufacture of factory-built buildings, even if the buildings are manufactured outside the state and delivered to a site within that state's boundaries. Generally, obtaining state approvals is the responsibility of the manufacturer. Some states require certain customers to be licensed in order to sell or lease factory-built buildings. Additionally, certain states require a contractor's license from customers for the construction of the foundation, building installation, and other on-site work. On occasion, the Housing and Building group has experienced regulatory delays in obtaining the various required building plan approvals. In addition to some of its customers, the group actively seeks assistance from various regulatory agencies in order to facilitate the approval process and reduce the regulatory delays.

                                General
         (Applicable to all of the Company's principal markets)


Business Segment

The table below sets forth the composition of the Company's net sales for each of the last three years (dollar amounts in millions):


                            2000          1999          1998
                         Amount    %   Amount    %   Amount    %
 Recreational Vehicles
    Motorhomes          $331.7  46.7  $455.1  53.7  $401.0  53.1
    Travel Trailers
      and Fifth Wheels   145.3  20.4   160.5  18.9   150.6  19.9
    Camping Trailers      24.0   3.4    26.1   3.1    25.7   3.4
    Truck Campers          1.8    .3     2.2    .3     3.7    .5
    Parts and Supplies    35.6   5.0    47.2   5.6    44.7   5.9

     Total RV            538.4  75.8   691.1  81.6   625.7  82.8

 Modular Housing
  and Buildings          171.6  24.2   155.9  18.4   130.3  17.2

     Total              $710.0 100.0  $847.0 100.0  $756.0 100.0

 Note: See Note 3 of Notes to Consolidated Financial Statements regarding segment information.


Seasonality

Historically, the Company has experienced greater sales during the second and third quarters with lesser sales during the first and fourth quarters. This reflects the seasonality of RV sales for products used during the summer camping season and also the adverse impact of weather on general construction for the modular building applications.

Employees

At December 31, 2000, Coachmen employed 4,149 persons, of whom 929 were employed in office and administrative capacities. The Company provides group life, dental, vision services, hospitalization, and major medical plans under which the employee pays a portion of the cost. In addition, employees can participate in a 401(k) plan and a stock purchase plan. Certain employees can participate in a stock option plan (see Notes 9 and 10 of Notes to Consolidated Financial Statements). The Company considers its relations with employees to be good.

Patents and Trademarks

The Company maintains approximately 60 trademarks, which are up for renewal from 2001 through 2013, and approximately 10 patents due to expire between 2001 and 2016.

Research and Development

During 2000, the Company spent approximately $5,959 on research related to the development of new products and improvement of existing products. The amounts spent in 1999 and 1998 were approximately $5,727 and $4,706, respectively.

Item 2. Properties

The Registrant owns or leases 3,769,223 square feet of plant and office space, located on 1,261.3 acres, of which 3,035,892 square feet are used for manufacturing, 384,533 square feet are used for warehousing and distribution, 46,024 square feet are used for research and development, 70,844 square feet are used for customer service and 231,930 square feet are offices. Included in these numbers are 138,854 square feet leased to others and 646,107 square feet available for sale or lease. The Registrant believes that its present facilities, consisting primarily of steel clad, steel frame or wood frame construction and the machinery and equipment contained therein, are well maintained and in good condition.

The following table indicates the location, number and size of the Registrant's properties by segment as of December 31, 2000:

                                                  No. of   Building Area
             Location                   Acreage  Buildings   (Sq. Ft.)

Properties Owned and Used by Registrant:

  Recreational Vehicles

     Elkhart, Indiana                     35.0        9       281,811
     Middlebury, Indiana                 518.6       34       863,593
     Fitzgerald, Georgia                  17.0        3        67,070
     Centreville, Michigan               105.0        4        84,865
     Edwardsburg, Michigan                83.1       12       303,254
     Colfax, North Carolina                7.0        3        15,200
     Goshen, Indiana                      18.0        1        80,000

          Subtotal                       783.7       66     1,695,793

  Modular Housing and Building
     Decatur, Indiana                     40.0        1       210,184
     Elkhart, Indiana                     20.0        3       132,300
     Dyersville, Iowa                     20.0        1       168,277
     Leola, Pennsylvania                  20.0        2       113,100
     Springfield, Tennessee               45.0        1       131,453
     Rutherfordton, North Carolina        37.8        1       169,177
     Zanesville, Ohio                     23.0        1       129,753
     Bennington, Vermont                   5.0        1        28,900
     Rocky Mount, Virginia                39.6        2       105,325

          Subtotal                       250.4       13     1,188,469

          Total owned and used         1,034.1       79     2,884,262



Properties Leased and Used by Registrant:

  Recreational Vehicles

     Elkhart, Indiana                     1.6         1         8,000
     Grants Pass, Oregon                  9.4         -             -

          Subtotal                       11.0         1         8,000

Page 9
                        Properties (Continued)

Properties Leased and Used by Registrant

  Modular Housing and Building

     Binghamton, New York                11.0         1        55,900
     Sioux Falls, South Dakota            5.0         2        36,100

          Subtotal                       16.0         3        92,000

          Total leased and used          27.0         4       100,000



Properties Owned by Registrant and Leased to Others:

  Recreational Vehicles

     Lake Park, Georgia                   8.0         1        11,720
     Winter Garden, Florida               5.0         1        42,176
     Crooksville, Ohio                   10.0         2        39,310
     Grapevine, Texas                     4.8         3        45,648

          Total owned and leased         27.8         7       138,854

Properties Owned by Registrant and Available for Sale or Lease:

  Recreational Vehicles

     Adelanto, California                 1.1         -             -
     Perris, California                  15.5         -             -
     Melbourne, Florida                   8.1         1        32,000
     Marietta, Georgia                    5.2         1        17,400
     Elkhart, Indiana                    44.9         8       256,065
     Grants Pass, Oregon                 24.5         1        62,563
     Grapevine, Texas                     4.0         -             -
     Longview, Texas                      9.2         -             -

          Subtotal                      112.5        11       368,028

  Modular Housing and Building

     Decatur, Indiana                     3.3         2        78,996
     Montezuma, Georgia                  42.6         2       158,283
     Rocky Mount, Virginia               14.0         2        40,800

          Subtotal                       59.9         6       278,079

          Total owned and available
            For sale or lease           172.4        17       646,107

          Total Company               1,261.3       107     3,769,223


Item 3.  Legal Proceedings

From time to time, the Company is involved in certain litigation arising out of its operations in the normal course of business. The Company believes that there are no claims or litigation pending, the outcome of which will have a material adverse effect on the financial position of the Company.

Page 10

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the quarter ended December 31, 2000 to a vote of security holders.

Executive Officers of the Registrant

The following table sets forth the executive officers of the Company, as of December 31, 2000:

       Name                         Position


  Claire C. Skinner      Chairman of the Board, Chief Executive Officer and
                             President

  James E. Jack (a)      Executive Vice President and Chief Financial Officer

  Richard M. Lavers      Executive Vice President and General Counsel and
                             Secretary
  Gene E. Stout          Executive Vice President, Corporate Development

    (a) Resigned effective February 13, 2001


Claire C. Skinner (age 46) assumed the Presidency of the Company in September 2000 and has served as Chairman of the Board and Chief Executive Officer since August 1997. Before that, Vice Chairman of the Company since May 1995, and served as Executive Vice President from 1990 to 1995. From 1987 through July 1997, Ms. Skinner served as the President of Coachmen RV, the Company's largest division. Prior to that, she held several management positions in operations and marketing since 1983.

James E. Jack (age 59) served as Executive Vice President and Chief
Financial Officer of the Company from October 1999 to February 2001. From 1997 to September 1999 he served as a Managing Consultant at Towers Perrin and prior to that he held various positions beginning in 1963 at Associates First Capital Corporation, including Director, Senior Executive Vice President and Chief Financial Officer.

Richard M. Lavers (age 53) assumed the position of Secretary of the Company in May 2000 and has served as Executive Vice President and General Counsel of the Company since October 1997. From 1994 through 1997 Mr. Lavers was Vice President, Secretary and General Counsel of RMT, Inc. and Heartland Environmental Holding Company.

Gene E. Stout (age 67) has served as Executive Vice President, Corporate Development of the Company since May 1983. From April 1982 to May 1983 he was Senior Vice President Corporate Planning and Industry Relations. Between 1971 and 1982 he held various management positions with the Company.

Page 11
                                  Part II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters

The following table discloses the high and low sales prices for Coachmen's common stock during the past two years as reported on the New York Stock Exchange, along with information on dividends paid per share during the same periods.

                         High & Low Sales Prices                Dividends Paid
                        2000                 1999              2000        1999

1st Quarter       $16.63 - $10.56     $26.88 - $17.88          $.05        $.05

2nd Quarter        17.50 -  11.13      24.00 -  18.13           .05         .05

3rd Quarter        11.69 -   9.50      24.00 -  15.38           .05         .05

4th Quarter        10.75 -   7.50      17.63 -  13.25           .05         .05

The Company's common stock is traded on the New York Stock Exchange: Stock symbol COA. The number of shareholders of record as of January 31, 2000 was 2,011.


Item 6.  Selected Financial Data


                           Five-Year Summary of Selected Financial Data
                                  -Year Ended December 31-
                             (in thousands, except per share amounts)

                       2000      1999       1998       1997        1996

Net sales            $709,975  $847,024   $756,030   $661,591    $606,474

Net income              2,164    29,502     33,063     24,763      28,505

Net income per share:
   Basic                  .14      1.80       1.93       1.44        1.87
   Diluted                .14      1.80       1.92       1.42        1.84

Cash dividends per share  .20       .20        .20        .20        .185

At year end:

   Total assets       296,446   285,766    269,341    259,654     228,040

   Long-term debt      11,795     8,346     10,191     12,591      14,841

*Net income and net income per share for 1996 includes $2,294 and $.15, respectively, for the cumulative effect of an accounting change.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements.

OVERVIEW

The Company was founded in 1964 as a manufacturer of recreational vehicles and began manufacturing modular homes in 1982. Since that time, the Company has evolved into a leading manufacturer in both the recreational vehicle ("RV") and modular housing and building business segments through a combination of internal growth and strategic acquisitions.

The Company's new plant openings have been an important component of its internal growth strategy. In 1995, the Company opened a new modular housing plant in Tennessee and in 1996, the Company expanded its modular housing production capacity with the construction of a new facility for the North Carolina housing operation. The construction of a new modular housing facility in Ohio became fully operational in 1998. Increases in production capacity also included additions to the modular housing plant in Iowa with an addition completed in 1998. In 2000 new additions to expand the North Carolina and Iowa modular housing production facilities were completed. Additional travel trailer plants in Indiana became operational in 1996 and 1997. These additional plants helped capitalize on the growing market share of value-priced travel trailers. In 1999, a new service building was constructed at the RV production facility in Georgia. In addition, construction was completed in 1999 for a new manufacturing facility in Indiana for Class A motorhomes.

During 2000, the Company significantly expanded its modular housing and building segment with the acquisitions of Mod-U-Kraf Homes, Inc. ("Mod-U-Kraf Homes") on June 30, 2000 and Miller Building Systems, Inc. ("Miller Building") on October 31, 2000 (see Note 12 of Notes to Consolidated Financial Statements for further details, including unaudited pro forma financial information). In addition, during 2000 and 1999, the Company sold or liquidated its Company-owned dealerships, with the exception of two Company-owned stores which will be retained for research and development and regional service purposes.

The Company's business segments are cyclical and subject to certain seasonal demand cycles and changes in general economic and political conditions. Demand in the RV and certain portions of the housing and building segment generally declines during the winter season, while sales and profits are generally highest during the spring and summer months. Inflation and changing prices have had minimal direct impact on the Company in the past in that selling prices and material costs have generally followed the rate of inflation.


RESULTS OF OPERATIONS

Comparison of 2000 to 1999

Consolidated net sales decreased $137.0 million, or 16.2% to $710.0 million in 2000 from $847.0 million in 1999. The Company's recreational vehicle segment experienced a net sales decrease of 22.1%. The RV segment's net sales in 2000 and 1999 included $60.7 million and $122.5 million, respectively, of net sales attributable to RV segment business units which were sold or liquidated during 2000 and 1999 (see Note 12 of Notes to Consolidated Financial Statements). The modular housing and building segment had a net sales increase of $15.7 million, or 10.1%. The Company's existing modular business had a $4.9 million decrease in net sales in 2000 compared to 1999, which when combined with the $20.6 million of sales from Mod-U-Kraf Homes and Miller Building resulted in the $15.7 million increase in net sales. Sales decreases in the RV segment are attributable to a decline in overall market conditions affecting the recreational vehicle industry as a whole. Increases in interest rates, high fuel prices, dealer inventory adjustments and reduced consumer confidence negatively impacted RV industry shipments. While the RV segment experienced a slight increase in the average sales price per unit the modular housing and building segment experienced increases in both unit sales, including unit sales of acquired businesses, and in the average sales price per unit during 2000. Historically, the Company's first and fourth quarters are the slowest for sales in both segments.

Gross profit was $78.6 million, or 11.1% of net sales, in 2000 compared to $108.0 million, or 12.7% of net sales, in 1999. While the modular housing and building segment experienced a small decrease in gross profit as a percentage of net sales, the majority of the gross profit percentage decrease is attributable to the RV segment. The decrease in the gross profit percentage for this segment reflects the impact of significantly lower production volume accompanying a decrease in total net sales and the impact from nonrecurring special pretax charges recorded in the fourth quarter of 2000. Nonrecurring special charges affecting gross profit were related to plant consolidation, losses on the closing and liquidation of four retail dealerships and write-downs of certain real estate held for sale. In addition, during the fourth quarter of 2000, the Company increased accruals for excess inventory quantities, warranty liabilities and estimated losses under repurchase agreements.

Operating expenses, consisting of selling, delivery, general and administrative expenses, were $76.1 million and $67.3 million, or as a percentage of net sales, 10.7% and 8.0% for 2000 and 1999, respectively. Selling and delivery expenses were $42.5 million in 2000, or 6.0% of net sales, compared with $39.0 million, or 4.6% of net sales in 1999. Selling expenses increased in 2000 as a result of overall increases in dealer incentives in both segments of the Company's business. During 2000, the Company responded to discounting in the RV marketplace with strong incentives and marketing programs in an effort to stimulate retail sales. General and administrative expenses were $33.6 million in 2000, or 4.7% of net sales, compared with $28.4 million, or 3.3% of net sales, in 1999. The general and administrative percentage increase in 2000 reflects increased internal costs for compensation and related expenses which were capitalized in 1999 in connection with the implementation of the new enterprise-wide technology systems (see Note 2 of Notes to Consolidated Financial Statements).

Operating income was $2.5 million in 2000 compared with $40.6 million in 1999, a decrease of 93.8%. This decrease is consistent with the $29.4 million decrease in gross profit and the overall increase of $8.8 million in operating expenses.

Interest expense for 2000 and 1999 was $2.2 million and $1.8 million, respectively. Interest expense varies with the amount of long-term debt and the increase in cash surrender value for the Company's investment in life insurance contracts. These life insurance contracts were purchased to fund obligations under deferred compensation agreements with executives and other key employees. The interest costs associated with deferred compensation obligations and with the borrowings against the cash value of the insurance policies are partially offset by the increase in cash surrender value. Interest expense also increased as a result of assumed debt obligations in the acquisitions of Mod-U-Kraf Homes and Miller Building. Investment income for 2000 decreased to $1.4 million from $2.7 million in 1999. The decrease in the investment income was principally due to less funds being invested in 2000 than in 1999. Cash and temporary cash investments were used in investing activities during 2000, including the acquisitions of Mod-U-Kraf Homes and Miller Building.

The gain on sale of properties decreased $1.1 million in 2000. The larger amount in 1999 was substantially due to the sale of real estate in Indiana, which included the previous corporate administrative building and various other miscellaneous properties. In 2000, the major gain on property was from the sale of the Lux Company facility in Indiana, which approximated $1.2 million. Assets are continually analyzed and every effort is made to sell or dispose of properties that are determined to be excess or unproductive.

Pretax income for 2000 was $2.9 million compared with $45.0 million for 1999. The Company's RV segment incurred a pretax loss of $5.8 million, or (1.1)% of vehicle net sales in 2000, compared with pretax income of $28.1 million, or 4.1% of the RV segment's net sales in 1999. The modular housing and building segment generated 2000 pretax income of $11.6 million and in 1999, $14.9 million, or 6.7% and 9.5%, respectively, of modular net sales. The pretax income (loss) of the two segments does not include an allocation of additional depreciation expense of $1.8 million associated with the enterprise-wide technology systems which were placed in service during 1999. This corporate expense is included in "other reconciling items" in the segment disclosures (see Note 3 of Notes to Consolidated Financial Statements).

The provision for income taxes was $.7 million for 2000 and $15.5 million for 1999, representing an effective tax rate of 25.0% and 34.5%, respectively. The Company's effective tax rate fluctuates based upon the states where sales occur, the level of export sales, with the mix of nontaxable investment income and other factors (see Note 11 of Notes to Consolidated Financial Statements).

Net income for the year ended December 31, 2000 was $2.2 million compared to $29.5 million for 1999.

Comparison of 1999 to 1998

Consolidated net sales for 1999 were $847.0 million, an increase of 12.0% over the $756.0 million reported in 1998. The Company's RV segment experienced a sales increase of 10.5%, while the modular housing and building segment's sales increased by 19.6%. The increase in sales for the RV segment was attributed to increased capacity, increased sales of Class A motorhomes and the overall growth in the recreational vehicle market. The Company's modular segment experienced sales growth due to increased capacity and increased penetration into the respective markets served. The Company's RV segment experienced an increase in the average sales price per unit, while the Company's modular segment experienced increases in both unit sales and the average sales price per unit.

Gross profit for 1999 decreased to $108.0 million, or 12.8% of net sales, from $109.9 million, or 14.5% of net sales, in 1998. The decrease in gross profit for 1999 was primarily attributable to the change in the sales mix for recreational vehicles and the Company's investment in new enterprise-wide technology and operating systems. In addition, the Company experienced higher costs associated with the start-up of a new Class A production facility in Indiana. Also affecting gross profit for 1999 was the additional accrual of $1.5 million resulting from increased losses under the Company's self-insurance programs for general liability, product liability and workers' compensation and increased costs associated with the Company's self-insured group medical plan.

Operating expenses, which include selling, delivery, general and administrative expenses, were $67.3 million, or 8.0% of net sales in 1999, compared with $64.0 million, or 8.5% of net sales in 1998. Selling and delivery expenses were $39.0 million, or 4.6% of net sales, in 1999 compared with $36.0 million, and 4.8% in 1998. The increase in selling and delivery expenses was primarily due to increased sales. General and administrative expenses were $28.4 million, or 3.3% of net sales in 1999, compared with $28.0 million, or 3.7% of net sales in 1998. The administrative cost percentage decrease was primarily the result of capitalization of compensation and related costs with the implementation of the new enterprise-wide technology systems.

Operating income was $40.6 million in 1999 compared with $45.9 million in 1998, a decrease of 11.5%. This decrease was consistent with the $1.9 million decrease in gross profit and the overall increase of $3.4 million in operating expenses.

Interest expense increased in 1999 to $1.8 million from $1.7 million in 1998. Investment income decreased to $2.7 million from $4.8 million in 1998. The decrease in investment income was principally due to less funds being invested in 1999 than in 1998. During 1999, cash and temporary cash investments were used in investing activities and for the open market purchase of common shares for the treasury.

The net gain on the sales of properties increased $1.9 million in 1999. This increase was substantially due to the sale of real estate in Indiana, which included the corporate administration building subsequent to the move to a larger facility.

Pretax income was $45.0 million in 1999 compared with $50.3 million in 1998. The Company's RV segment produced $28.1 million and $36.2 million of pretax income in 1999 and 1998, respectively. The modular housing and building segment produced pretax income of $14.9 million in 1999 and $11.2 million in 1998 (see Note 3 of Notes to Consolidated Financial Statements).

The provision for income taxes was $15.5 million for 1999 and $17.2 million for 1998, representing an effective tax rate of 34.5%, and 34.3%, respectively.

Net income for the year ended December 31, 1999 was $29.5 million compared with $33.1 million for the prior year.

Liquidity and Capital Resources

The Company generally relies on funds from operations as its primary source of working capital and liquidity. In addition, the Company maintains credit facilities to meet its seasonal working capital needs (see Note 6 of Notes to Consolidated Financial Statements). During 2000, there were short-term borrowings of $30 million under the credit facilities to finance the cash purchase price of Miller Building and such borrowings were subsequently repaid. There were no short-term borrowings outstanding at December 31, 2000, 1999 or 1998.

The Company's operating activities have been the principal source of cash flows in each of the last three years. Operating cash flows were $29.9 million, $22.2 million and $14.0 million for 2000, 1999 and 1998, respectively. For the year 2000, net income, depreciation and the decreases in receivables and inventories, offset by decreases in accounts payable, trade were the major sources of cash flows. The decrease in receivables was directly related to the decrease of 30.3% in total net sales for the fourth quarter of 2000 compared to 1999's fourth quarter. For the years 1999 and 1998, net income, adjusted by certain noncash items such as depreciation, was a significant factor in generating operating cash flows. In 1999 increases in trade accounts payable and, accrued expenses and other liabilities were significantly offset by increases in receivables and inventories. This increase in receivables was related to the 12.0% increase in annual sales and the 11.6% increase in fourth quarter sales volume. In 1998, cash flows from net income and depreciation were partially offset by an $18.8 million increase in inventories. This increase in inventories was directly related to the 1998 increase in sales over 1997, as well as, the acquisition of three retail dealerships during 1998.

Investing activities used cash of $25.0 million, $17.9 million and $42.1 million in 2000, 1999 and 1998, respectively. In 2000, the sale of marketable securities, net of purchases, provided cash flows of $12.7 million and these proceeds were used in part to fund the acquisition of Mod-U-Kraf Homes. In 1999 and 1998, purchases of marketable securities, net of sales, used $2.1 million and $16.3 million of cash flows. Proceeds from the sale of businesses provided cash of $4.8 million in 2000 and $3.3 million in 1999 while acquisitions of businesses consumed cash of $34.4 million in 2000 and $9.0 million in 1998 (see Note 12 of Notes to Consolidated Financial Statements). Otherwise the principal use of cash for investing activities in each of the last three years has been property, plant and equipment acquisitions. Major capital expenditures during 2000 included expanding production facilities in North Carolina and Iowa for the modular housing and building segment. In 1999, major capital expenditures included expanding production facilities for the RV segment, as well as capitalization of internal costs associated with the enterprise-wide technology system. Major capital expenditures during 1998 included acquisitions, construction of and additions to production facilities for both the recreational vehicle and modular housing and building segments, as well as the capitalized cost of hardware and software associated with the enterprise-wide technology system.

In 2000, cash flows reflected short-term borrowings and repayment of $30 million, which was used for the purchase of Miller Building. In 1999 and 1998 the principal use of cash flows from financing activities was the $19.1 million and $16.8 million, respectively, used to purchase common shares under the Company's share repurchase programs. Other financing activities for 2000, 1999 and 1998, which used cash in each of the years, were payments of long-term debt and cash dividends. These negative cash flows were partially offset by the issuance of common shares under stock option and stock purchase plans. For a more detailed analysis of the Company's cash flows for each of the last three years, see the Consolidated Statements of Cash Flows.

The Company's cash and temporary cash investments at December 31, 2000 were $2.6 million, or a decrease of $1.7 million from 1999. The Company anticipates that available funds, together with anticipated cash flows generated from future operations and amounts available under its credit facilities will be sufficient to fund the Company's acquisition of KanBuild, Inc. on February 12, 2001 (see Note 14 of Notes to Consolidated Financial Statements), planned capital expenditures and other operating cash requirements through the end of 2001. In addition, the Company has $18.7 million of marketable securities, which are invested in public utility preferred stocks under a dividend capture program.

A downturn in the U.S. economy, lack of consumer confidence and other factors adversely impact the RV industry. This has a negative impact on the Company's sales of recreational vehicles and also increases the Company's loss exposure under repurchase agreements with lenders to the Company's independent dealers (See Note 13 of Notes to Consolidated Financial Statements).

In 2000, working capital decreased $18.9 million, from $135.1 million to $116.2 million. The $16.9 million decrease in current assets at December 31, 2000 versus December 31, 1999 was primarily due to the decrease in marketable securities. The $2.0 million increase in current liabilities is substantially due to increases in accrued expenses and other liabilities.

Forward-Looking Statements

This Annual Report contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and are dependent on factors which may include, but are not limited to, the availability and price of gasoline and the impact of economic uncertainty on high-cost discretionary product purchases, which can hinder the sales of recreational vehicles; availability of chassis, which are used in the production of many of the Company's recreational vehicle products; interest rates, which affect the affordability of the Company's products; the functioning of the Company's enterprise-wide technology system, which can impact the Company's day-to-day operations; legislation governing the relationships of the Company with its recreational vehicle dealers, which may affect the Company's options and liabilities in the event of a general economic downturn; and also on the state of the recreational vehicle and modular housing and building industries in the United States. Other factors affecting forward-looking statements include the cyclical and seasonal nature of the Company's businesses, adverse weather, changes in property taxes and energy costs, changes in federal income tax laws and federal mortgage financing programs, changes in public policy, competition, government regulations and the Company's ability to maintain or increase gross margins which are critical to the profitability whether there are or are not increased sales.

At times, the Company's actual performance differs materially from its projections and estimates regarding the economy, the recreational vehicle and modular housing and building industries and other key performance indicators. Readers of this Report are cautioned that reliance on any forward-looking statements involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. The Company utilized its short-term credit facility in 2000 in connection with the acquisition of Miller Building and such borrowings were repaid within sixty days. The Company had not utilized its short-term credit facilities during 1999 or 1998. Accordingly, changes in interest rates would primarily impact the Company's long-term debt. At December 31, 2000, the Company had $12.7 million of long-term debt, including current maturities. Long-term debt consists of industrial development revenue bonds that have variable or floating rates. The Company's marketable securities consist of public utility preferred stocks which pay quarterly fixed rate dividends. These financial instruments are subject to market risk in that changes in interest rates would impact the market value of the preferred stocks. As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company utilizes U.S. Treasury bond future options as a protection against the impact of increases in interest rates on the fair value of the Company's investments in these fixed rate preferred stocks. Outstanding options are marked to market with market value changes recognized in current earnings. The U.S. Treasury bond futures options generally have terms ranging from 90 to 180 days. Based on the Company's overall interest rate exposure at December 31, 2000, including variable or floating rate debt and derivatives used to hedge the fair value of fixed rate preferred stocks, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of December 31, 2000, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements                                  Page

Financial Statements:
   Report of Independent Accountants                            20
   Consolidated Balance Sheets at December 31, 2000 and 1999    21
   Consolidated Statements of Income
     for the years ended December 31, 2000, 1999 and 1998       22
   Consolidated Statement of Shareholders' Equity
     for the years ended December 31, 2000, 1999 and 1998       23
   Consolidated Statements of Cash Flows for the years
     ended December 31, 2000, 1999 and 1998                    24-25
   Notes to Consolidated Financial Statements                  26-44

   Financial Statement Schedule:
     II - Valuation and Qualifying Accounts for the years
       ended December 31, 2000, 1999 and 1998                   46

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Coachmen Industries, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Coachmen Industries, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 2 to the consolidated financial statements, effective January 1, 1999, the Company adopted Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use."





                                         PricewaterhouseCoopers LLP
                                      ------------------------------
                                         PricewaterhouseCoopers LLP

South Bend, Indiana
  February 2, 2001, except for the information in Note 6, for which the date is February 9, 2001, and Note 14, for which the date is February 12, 2001

Coachmen Industries, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2000 and 1999
(in thousands)

Assets
                                                2000           1999
CURRENT ASSETS
  Cash and temporary cash investments         $  2,614       $  4,269
  Marketable securities                         18,737         32,550
  Trade receivables, less allowance for
   doubtful receivables 2000 - $1,066
   and 1999 - $550                              37,743         39,398
  Other receivables                              2,336          2,892
  Refundable income taxes                        4,600          4,748
  Inventories                                   97,315        100,008
  Prepaid expenses and other                     2,221          2,214
  Deferred income taxes                          8,384          4,743

    Total current assets                       173,950        190,822

Property and equipment, net                     84,163         74,678
Intangibles, less accumulated amortization
 2000 - $917 and 1999 - $644                    15,983          4,426
Cash value of life insurance                    12,378         11,291
Other                                            9,972          4,549

    TOTAL ASSETS                              $296,446       $285,766


Liabilities and Shareholders' Equity

CURRENT LIABILITIES
  Current maturities of long-term debt        $    865       $  1,543
  Accounts payable, trade                       24,015         25,041
  Accrued income taxes                             845          1,096
  Accrued expenses and other liabilities        31,988         28,039

    Total current liabilities                   57,713         55,719

Long-term debt                                  11,795          8,346
Deferred income taxes                            3,370          1,489
Other                                            8,619          6,566

    Total liabilities                           81,497         72,120

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000 shares; issued 2000 - 21,020
   shares and 1999 - 20,971 shares              90,861         90,405
  Additional paid-in capital                     5,563          4,623
  Retained earnings                            169,766        170,716
  Treasury shares, at cost, 2000 - 5,317
    shares and 1999 - 5,443 shares            ( 51,241)       (52,098)

    Total shareholders' equity                 214,949        213,646

    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                    $296,446       $285,766

The accompanying notes are a part of the consolidated financial statements.

Coachmen Industries, Inc. and Subsidiaries

Consolidated Statements of Income
for the years ended December 31, 2000, 1999 and 1998
(in thousands, except per share amounts)



                                      2000        1999         1998

Net sales                           $709,975    $847,024     $756,030
Cost of sales                        631,344     739,034      646,119

    Gross profit                      78,631     107,990      109,911

Operating expenses:
  Selling and delivery                42,478      38,972       35,974
  General and administrative          33,637      28,375       28,009

                                      76,115      67,347       63,983

    Operating income                   2,516      40,643       45,928

Nonoperating income (expense):
  Interest expense                    (2,152)     (1,829)      (1,738)
  Investment income                    1,401       2,747        4,831
  Gain on sale of properties, net        891       1,962           46
  Other income, net                      231       1,518        1,224

                                         371       4,398        4,363

    Income before income taxes         2,887      45,041       50,291

Income taxes                             723      15,539       17,228

    Net income                      $  2,164    $ 29,502      $33,063




Earnings per common share:
  Basic                             $    .14    $   1.80      $  1.93
  Diluted                                .14        1.80         1.92

Shares used in the computation of
  earnings per common share:
    Basic                             15,584      16,370       17,132
    Diluted                           15,639      16,421       17,261


The accompanying notes are a part of the consolidated financial statements.

Coachmen Industries, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998
(in thousands, except per share amounts)

                               Additional                           Total
                Common Shares   Paid-In Retained Treasury Shares Shareholders'
                Number  Amount   Capital Earnings Number  Amount    Equity

Balance,
  January 1,
  1998            20,689  $87,520  $3,013 $114,858 (3,388) $(16,381) $189,010
Net income             -        -       -   33,063      -         -    33,063
Issuance of common
  shares upon the
  exercise of stock
  options            139    1,272       -        -      -         -     1,272
Issuance of common
  shares under
  employee stock
  purchase plan       15      313       -        -      -         -       313
Issuance of common
  shares from treasury -        -      40        -      3        17        57
Acquisition of common
  shares for treasury  -        -       -        -   (873)  (16,674)  (16,674)
Tax benefit from
  exercise of stock
  options              -        -     814        -      -         -       814
Cash dividends of
  $.20 per common
  share                -        -       -   (3,433)     -         -    (3,433)

Balance,
  December 31,
  1998            20,843   89,105   3,867   144,488 (4,258)  (33,128)  204,332
Net income             -        -       -    29,502      -         -    29,502
Issuance of common
  shares upon the
  exercise of stock
  options            107      981       -        -      -         -        981
Issuance of common
  shares under
  employee stock
  purchase plan       21      319       -        -      -         -        319
Issuance of common
  shares from
  treasury             -        -     318        -     21       151        469
Acquisition of common
  shares for treasury  -        -       -        - (1,206)  (19,121)   (19,121)
Tax benefit from
  exercise of stock
  options              -        -     438        -      -         -        438
Cash dividends of
  $.20 per common
  share                -        -       -   (3,274)     -         -     (3,274)

Balance,
  December 31,
  1999            20,971   90,405   4,623  170,716 (5,443)  (52,098)   213,646
Net income             -        -       -    2,164      -         -      2,164
Issuance of common
  shares upon the
  exercise of stock
  options             21      173    (308)       -    109       748        613
Issuance of common
  shares under
  employee stock
  purchase plan       28      283       -        -      -         -        283
Issuance of common
  shares from
  treasury             -        -     200        -     17       109        309
Conversion of stock
  options of acquired
  business to stock
  options of the
  Company              -        -     957        -      -         -        957
Tax benefit from
  exercise of stock
  options              -        -      91        -      -         -         91
Cash dividends of
  $.20 per common
  share                -        -       -   (3,114)     -         -     (3,114)

Balance,
 December 31,
 2000             21,020  $90,861  $5,563 $169,766 (5,317) $(51,241)  $214,949

The accompanying notes are a part of the consolidated financial statements.

Coachmen Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
for the years ended December 31, 2000, 1999 and 1998
(in thousands)

                                                2000        1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                  $  2,164    $ 29,502   $ 33,063
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                              10,941       9,146      7,574
      Amortization and write-off of
        intangibles                                273         127        374
      Provision for (recovery of) doubtful
        receivables                                435         117       (175)
      Net realized and unrealized losses on
        marketable securities and derivatives    1,112         825        902
      Gain on sale of properties, net             (891)     (1,962)       (46)
      Increase in cash surrender value of
        life insurance policies                   (903)       (750)      (956)
      Deferred income taxes                     (1,758)        559        388
      Other                                        976         175       (203)
      Changes in certain assets and liabilities,
        net of effects of acquisitions and
        dispositions:
          Receivables                           14,631     (13,199)    (1,545)
          Inventories                           12,420      (9,908)   (18,848)
          Prepaid expenses and other               955        (873)       (93)
          Accounts payable, trade               (8,237)      6,044     (3,821)
          Income taxes - accrued and refundable   (942)       (794)    (2,626)
          Accrued expenses and other liabilities(1,244)      3,234         16
              Net cash provided by
                operating activities            29,932      22,243     14,004

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
    Sale of marketable securities              134,673     186,794    152,126
    Sale of properties                           1,931       2,596      4,104
    Sale of businesses                           4,826       3,298       -
  Acquisitions of:
    Marketable securities                     (121,972)   (188,890)  (168,455)
    Property and equipment                      (8,222)    (21,400)   (22,196)
    Businesses, net of acquired cash of $2,675
     in 2000                                   (34,351)       -        (9,002)
  Other                                         (1,898)       (297)     1,331
              Net cash (used in)
                investing activities           (25,013)    (17,899)   (42,092)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term borrowings           30,000        -          -
  Payments of short-term borrowings            (30,000)       -          -
  Payments of long-term debt                    (4,447)     (2,427)    (2,533)
  Issuance of common shares                        896       1,300      1,586
  Tax benefit from stock options exercised          91         438        814
  Cash dividends paid                           (3,114)     (3,274)    (3,433)
  Purchases of common shares for treasury         -        (19,121)   (16,764)
              Net cash (used in)
                financing activities            (6,574)    (23,084)   (20,330)

Consolidated Statements of Cash Flows, Concluded for the years ended December 31, 2000, 1999 and 1998
(in thousands)

                                                2000        1999       1998
Decrease in cash and temporary cash
  investments                                  ( 1,655)    (18,740)   (48,418)

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of year                              4,269      23,009     71,427

  End of year                                 $  2,614    $  4,269   $ 23,009


Supplemental disclosures of cash flow
  information:
    Cash paid during the year for:
      Interest                                 $ 2,192    $  1,305   $  1,709
      Income taxes                               3,770      15,716     19,071


The accompanying notes are a part of the consolidated financial statements.

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands, except per share amounts)

1.  NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

Nature of Operations - Coachmen Industries, Inc. and its subsidiaries (the "Company") manufacture a full line of recreational vehicles with manufacturing facilities located in Indiana, Georgia, Michigan and Oregon (closed during 2000). These products are marketed through a nationwide dealer network. The Company's modular housing and building segment manufactures modular homes and other specialized modular structures and has locations in Indiana, Iowa, New York, North Carolina, Ohio, Pennsylvania, South Dakota, Tennessee, Vermont and Virginia. The modular products (modular homes, townhouses and specialized structures) are sold to builders/dealers or directly to the end user for certain of the specialized modular structures.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Coachmen Industries, Inc. and its subsidiaries, all of which are wholly owned.

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition - For the vehicle segment, the shipping terms are free on board ("FOB") shipping point and title and risk of ownership are transferred to the independent dealers at that time. Accordingly, sales are recognized as revenue at the time the products are shipped. For the modular housing and building segment, the shipping terms are generally FOB destination. Title and risk of ownership are transferred when the Company completes installation of the product. The Company recognizes the revenue at the time delivery and installation are completed. Revenue from final set-up procedures, which are perfunctory, is deferred and recognized when such set-up procedures are completed.

Cash Flows and Noncash Activities - For purposes of the consolidated statements of cash flows, cash and temporary cash investments include cash, cash investments and any highly liquid investments purchased with original maturities of three months or less.

Noncash investing and financing activities are as follows:

                                           2000         1999        1998
     Issuance of common shares, at
       market value, in lieu of cash
       compensation                       $   309       $469        $ 57
     Liabilities assumed in business
       acquisitions                        21,926         -          800
     Liabilities assumed by buyers in the
       disposition of businesses            1,414         -          -
     Promissory note receivable received
       in the disposition of a business      -            -          650

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

Concentrations of Credit Risk - Financial instruments which potentially subject the Company to credit risk consist primarily of cash and temporary cash investments and trade receivables.

At December 31, 2000 and 1999, cash and temporary cash investments include $.2 million and $3.8 million, respectively, invested in a money market mutual fund.

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

Marketable Securities - Marketable securities consist of public utility preferred stocks which pay quarterly cash dividends. The preferred stocks are part of a dividend capture program whereby preferred stocks are bought and held for the purpose of capturing the quarterly preferred dividend. The securities are then sold and the proceeds reinvested again in preferred stocks. The Company's dividend capture program is a tax planning strategy to maximize dividend income which is 70% excludable from taxable income under the Internal Revenue Code and related state tax provisions. As a result, a dividend capture program generally provides a higher after-tax return than other short-term investment alternatives. The Company accounts for its marketable securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. The Company's marketable securities at December 31, 2000 and 1999 are classified as available-for-sale and, accordingly, are carried at fair value with net unrealized appreciation (depreciation) recorded as a separate component of shareholders' equity. At December 31, 2000 and 1999, the cost of marketable securities approximated their fair value and, accordingly, the Company recognized no unrealized appreciation (depreciation). The cost of securities sold is determined by the specific identification method.

The Company utilizes U.S. Treasury bond futures options as protection against the impact of increases in interest rates on the fair value of the Company's investments in marketable securities (fixed rate preferred stocks). The options are marked to market with market value changes recognized in the statements of income in the period of change.

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

Investment income consists of the following:

                                           2000         1999        1998

     Interest income                      $  836       $1,029      $3,184
     Dividend income on
       preferred stocks                    1,677        2,543       2,549
     Net realized (losses) on sale
       of preferred stocks                  (189)      (1,220)       (120)
     Net realized gains (losses) on
       closed U.S. Treasury bond
       futures options                      (821)         314        (597)
     Unrealized gains (losses) on
       open U.S. Treasury bond
       futures options                    _ (102)      _   81        (185)

          Total                           $1,401       $2,747      $4,831


Fair Value of Financial Instruments - The carrying amounts of cash and temporary cash investments, receivables and accounts payable approximated fair value as of December 31, 2000 and 1999, because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of December 31, 2000 and 1999, based upon terms and conditions currently available to the Company in comparison to terms and conditions of the existing long-term debt. The Company has investments in life insurance contracts to fund obligations under deferred compensation agreements (see Note 10). At December 31, 2000 and 1999, the carrying amount of these policies, which equaled their fair value, was $12.4 million and $11.3 million, respectively (cash surrender values of $28.6 million and $26.2 million, net of $16.2 million and $14.9 million of policy loans, respectively).

   At December 31, 2000 and 1999, the carrying amounts of U.S. Treasury bond futures options aggregated $71 and $558, respectively. The carrying amounts represented fair value since these futures options are marked to market at the end of each reporting period.

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

Intangibles - Intangibles, consisting principally of excess of cost over the fair value of net assets of businesses acquired ("goodwill"), are being amortized on a straight-line basis over 5 to 40 years.

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

Research and Development Expenses - Research and development expenses charged to operations were approximately $5,959, $5,727 and $4,706 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

New Accounting Pronouncement - As required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company will adopt the requirements of SFAS No. 133 effective January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company utilizes U.S. Treasury bond futures options, which are derivative instruments, and changes in market value are recognized in current earnings. Accordingly, due to its limited use of derivative instruments and the fact that changes in fair value are currently recognized in earnings, the adoption of SFAS No. 133 is not expected to have any significant effect on the Company's financial statements.

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

2. ACCOUNTING CHANGE.

Effective January 1, 1999, the Company adopted American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". For years beginning after December 15, 1998, SOP 98-1 requires internal and external costs incurred to develop internal-use computer software during the application development stage to be capitalized and amortized over the software's useful life. Prior to January 1, 1999, these costs were expensed as incurred. During the years ended December 31, 2000 and 1999, the Company capitalized $96 and $2,591, respectively, of internal costs which prior to January 1, 1999 would have been expensed under generally accepted accounting principles. These capitalized costs were related to the Company's new enterprise computer system. The effect of this change in accounting principle for the years ended December 31, 2000 and 1999 was to increase net income by approximately $59 ($-0- per share) and $1,399 ($.09 per share), respectively.

3. SEGMENT INFORMATION.

The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's two reportable segments are recreational vehicles, including related parts and supplies, and modular housing and building. The Company evaluates the performance of its segments and allocates resources to them based on pretax income. The accounting policies of the segments are the same as those described in Note 1 and there are no inter-segment revenues. Differences between reported segment amounts and corresponding consolidated totals represent corporate expenses for administrative functions and costs or expenses relating to property and equipment that are not allocated to segments.

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

3. SEGMENT INFORMATION, Concluded.

The table below presents information about segments used by the chief operating decision maker of the Company for the years ended December 31:

                                          2000           1999           1998
    Net sales:
         Recreational vehicles          $538,380       $691,173       $625,747
         Modular housing and building    171,595        155,851        130,283

           Consolidated total           $709,975       $847,024       $756,030

    Pretax income:
         Recreational vehicles          $ (5,784)      $ 28,148       $ 36,156
         Modular housing and building     11,578         14,870         11,164
         Other reconciling items          (2,907)         2,023          2,971

           Consolidated total           $  2,887       $ 45,041       $ 50,291

    Total assets:
         Recreational vehicles          $139,383       $166,288       $141,657
         Modular housing and building    100,340         37,837         38,948
         Other reconciling items          56,723         81,641         88,736

           Consolidated total           $296,446       $285,766       $269,341


The following specified amounts are included in the measure of segment pretax income or loss reviewed by the chief operating decision maker:

                                          2000          1999        1998

    Interest expense:
         Recreational vehicles           $   142       $    794    $    474
         Modular housing and building        393            324         354
         Other reconciling items           1,617            711         910

           Consolidated total           $  2,152       $  1,829    $  1,738


    Depreciation:
         Recreational vehicles           $ 4,662       $  4,649    $  4,216
         Modular housing and building      3,568          2,902       2,583
         Other reconciling items           2,711          1,595         775

           Consolidated total            $10,941       $  9,146    $  7,574


4.  INVENTORIES.

    Inventories consist of the following:
                                                     2000          1999

      Raw materials                                $ 35,963     $ 39,926
      Work in process                                 8,244       11,131
      Finished goods                                 53,108       48,951

        Total                                      $ 97,315     $100,008

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

5.   PROPERTY AND EQUIPMENT.

Property and equipment consists of the following:

                                                     2000         1999

      Land and improvements                        $ 15,013      $ 12,858
      Buildings and improvements                     67,198        58,199
      Machinery and equipment                        24,418        22,351
      Transportation equipment                       14,130        12,534
      Office furniture and fixtures                  18,270        16,242

                                                    139,029       122,184
      Less, Accumulated depreciation                 54,866        47,506

        Property and equipment, net                $ 84,163      $ 74,678


6. SHORT-TERM BORROWINGS.

On October 6, 2000, the Company obtained $155 million of Senior Credit Facilities under two (2) credit agreements (collectively referred to as the "Credit Agreement") with the Lenders, as defined, and Bank One, NA, administrative agent for the Lenders. The Credit Agreement provides for two
(2) unsecured credit facilities: (i) a 364-day revolving credit facility, in a maximum amount of up to $51,667 and (ii) a three-year revolving credit facility in a maximum amount of up to $103,333. The initial 364-day period for the 364-day revolving credit facility may be extended for an additional 364-day period upon appropriate notice and agreement by the Lenders. The three-year revolving credit facility provides for floating rate advances or eurodollar advances or a combi-nation thereof or swing line loans, not to exceed $10 million at any one time, and all swing line loans must be repaid with interest on the fifth business day after such swing line loan is made. Floating rate or euro-dollar advances under the three-year revolving credit facility shall be in the minimum amount of $5 million. The Senior Credit Facilities have a termination date of October 6, 2003. Borrowings under the Credit Agreement bear interest equal to: (i) a eurodollar rate plus an applic-able margin ranging from .525% to 1.175%, depending on the Company's leverage ratio, as defined, or (ii) a floating rate equal to the greater of the prime rate or the federal funds rate plus .50%. The Company is also required to pay a facility fee ranging from .225% to .325%, depending on the Company's leverage ratio.

At December 31, 2000, there were no borrowings outstanding under the Credit Agreement.

The Credit Agreement also contains customary affirmative and negative covenants including financial covenants requiring maintenance of specified consolidated interest coverage and leverage ratios and a required minimum net worth. At December 31, 2000, the Company was not in compliance with the interest coverage ratio. On February 9, 2001, the Lenders and Bank One, NA waived this violation pursuant to a Waiver and Amendment No. 1 to 364-Day Credit Agreement, and also reduced the aggregate commitment of the 364-day revolving credit facility from $51,667 to $16,667, changed applicable margin to .975% to 1.175% and eliminated swing line loans through March 30, 2001.

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

6. SHORT-TERM BORROWINGS, Concluded.

At December 31, 1999, the Company had an unsecured bank line of credit aggregating $30 million with interest on outstanding borrowings payable monthly at a rate of LIBOR plus a margin of .50% to .75%. There were no borrowings under this bank line of credit during 1999 and 1998.

7.  LONG-TERM DEBT.

    Long-term debt consists of the following:
                                                       2000         1999
      Obligations under industrial development
      revenue bonds, variable rates (effective
      weighted average interest rates of 5.2%
      and 5.6% at December 31, 2000 and 1999,
      respectively), with various maturities
      through 2015                                   $12,660      $ 7,400

      Promissory notes payable, interest at the
      prime rate (8.5% at December 31, 1999),
      unsecured                                         -           2,489

        Total                                         12,660        9,889

       Less, Current maturities                          865        1,543


        Long-term debt                               $11,795      $ 8,346


Aggregate maturities of long-term debt for each of the next five years ending December 31 are as follows: 2001 - $865; 2002 - $865; 2003 - $865; 2004 - $865 and 2005 - $1,165.

In connection with the industrial development revenue bond obligations, the Company obtained, as a credit enhancement for the bondholders, irrevocable letters of credit in favor of the bond trustees. Under the industrial revenue bond for the Mod-U-Kraf Homes' manufacturing facility in Virginia, the issuer of the letter of credit holds a first lien and security interest on that facility. The letter of credit agreements relating to these letters of credit contain, among other provisions, certain covenants relating to required amounts of working capital and net worth and the maintenance of certain required financial ratios.

8.   ACCRUED EXPENSES AND OTHER LIABILITIES.

Accrued expenses and other liabilities consist of the following:

                                                       2000         1999

      Wages, salaries and commissions                $ 2,134      $ 5,338
      Dealer incentives                                4,397        4,307
      Warranty                                         7,796        7,195
      Insurance                                        4,518        5,291
      Customer deposits and unearned revenues          4,769        1,525
      Other current liabilities                        8,374        4,383

        Total                                        $31,988      $28,039

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

9. COMMON STOCK MATTERS AND EARNINGS PER SHARE.

Stock Award Program

On October 19, 1998, the Board of Directors approved a Stock Award Program which provides for the awarding to key employees of up to 109 shares of common stock from shares reserved under the Company's stock option plan. On December 1, 1998, the Company awarded 64 shares to certain employees, subject to the terms, conditions and restrictions of the award program. During the year ended December 31, 1999, no shares were awarded, 14.4 shares were issued and 6.1 awarded shares were canceled. During the year ended December 31, 2000, no shares were awarded, 12 shares were issued and 7.6 awarded shares were canceled. The shares under the stock awards are issuable in four annual installments of 25% beginning one year from the date of grant. The Company recognizes compensation expense over the term of the awards and compensation expense of $263 and $208 was recognized for the years ended December 31, 2000 and 1999, respectively.

Stock Option Plan

The Company has stock option plans, including the 2000 Omnibus Stock Incentive Program (the "2000 Plan") which was approved by the shareholders on May 4, 2000. The 2000 Plan provides for an additional one million common shares to be reserved for grants under the Company's stock option and award plans. The Company's stock option plan provides for the granting of options to directors, officers and eligible key employees to purchase common shares. The 2000 Plan permits the issuance of either incentive stock options or nonqualified stock options. Stock Appreciation Rights ("SARs") may be granted in tandem with stock options or independently of and without relation to options. There were no SARs outstanding at December 31, 2000. The option price for incentive stock options shall be an amount of not less than 100% of the fair market value per share on the date of grant and the option price for nonqualified stock options shall be an amount of not less than 90% of the fair market value per share on the date the option is granted. No such options may be exercised during the first year after grant, and are exercisable cumulatively in four installments of 25% each year thereafter. Options have terms ranging from five to ten years.

The following table summarizes stock option activity:

                                                                     Weighted-
                                                                       Average
                                                    Number            Exercise
                                                  of Shares             Price

    Outstanding, January 1, 1998                      675              $13.07
      Granted                                         177               24.46
      Canceled                                        (52)              11.05
      Exercised                                      (139)               9.19

    Outstanding, December 31, 1998                    661               16.77
      Granted                                         395               20.39
      Canceled                                        (83)               7.44
      Exercised                                      (107)               9.18

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

9. COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.


    Outstanding, December 31, 1999                    866               18.94
      Granted                                         804                7.79
      Canceled                                       (152)              18.78
      Exercised                                      (130)               4.72

    Outstanding, December 31, 2000                  1,388               13.83


The granted options in 2000 include 508 options granted to holders of options to acquire shares of an acquired business, Miller Building Systems, Inc. (see Note
12). The weighted average exercise price of these converted options was $6.59 per share and such options were vested and exercisable at the date of conversion.

Options outstanding at December 31, 2000 are exercisable at prices ranging from $2.43 to $24.88 per share and have a weighted average remaining contractual life of 6.2 years. The following table summarizes information about stock options outstanding and exercisable at December 31, 2000.

                                  Options Outstanding   Options Exercisable
                                       Weighted-
                      Number      Average    Weighted-   Number     Weighted-
                 Outstanding at  Remaining    Average Exercisable  at Average
      Range of    December 31, Contractual  Exercise  December 31,  Exercise
   Exercise Price      2000       Life        Price      2000        Price

$ 2.43 - $ 7.00         201        9.8      $ 5.26        201       $ 5.26
  7.01 -  12.00         567        8.8        9.62        272         9.37
 12.01 -  17.00         198        3.1       14.78         81        14.97
 17.01 -  22.00         144        1.4       19.93        106        19.96
 22.01 -  24.88         278        2.7       24.78         97        24.73

                      1,388                               757

At December 31, 1999 and 1998 there were exercisable options to purchase 270 and 243 shares, respectively, at weighted-average exercise prices of $15.55 and $11.94, respectively. The weighted-average grant-date fair value of options granted during the years ended December 31, 2000, 1999 and 1998 were $3.11, $5.92 and $6.99, respectively. As of December 31, 2000, 474 shares were reserved for the granting of future stock options and awards, compared with 112 shares at December 31, 1999.

Had the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income and net income per share would have been:
                                            2000         1999         1998

      Pro forma net income                $1,588        $29,013      $32,656
      Pro forma net income per share:
        Basic                                .10           1.77         1.91
        Diluted                              .10           1.77         1.89

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

9. COMMON STOCK MATTERS AND EARNINGS PER SHARE, Concluded.

The pro forma amounts and the weighted-average grant-date fair-value of options granted were estimated using the Black-Scholes option-pricing model with the following assumptions:
                                        2000          1999        1998

      Risk free interest rate              5.77%         5.49%       5.04%
      Expected life                       2.75 years    2.75 years  2.75 years
      Expected volatility                  46.6%         39.8%       37.9%
      Expected dividends                    1.7%          1.1%        1.0%

Stock Purchase Plan

The Company has an employee stock purchase plan under which a total of 498 shares of the Company's common stock are reserved for purchase by full-time employees through payroll deductions, cash payments, or a combination of both at a price equal to 90% of the market price of the Company's common stock on the purchase date. As of December 31, 2000, there were 263 employees actively participating in the plan. Since its inception, a total of 302 shares have been purchased by employees under the plan. Certain restrictions in the plan limit the amount of payroll deductions and cash payments an employee may make in any one quarter. There are also limitations as to the amount of ownership in the Company an employee may acquire under the plan.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options and stock awards.

Shareholder Rights Plan

On October 21, 1999, the Company's Board of Directors adopted a new shareholder rights plan to replace an existing rights plan that was due to expire on February 15, 2000. The new rights plan, which became effective January 12, 2000 (the "Record Date"), provides for a dividend distribution of one common share purchase right (the "Rights") for each outstanding common share to each shareholder of record on the Record Date. The Rights will be represented by common share certificates and will not be exercisable or transferable apart from the common shares until the earlier to occur of (i) ten (10) business days following a public announcement that a person or group of persons (an "Acquiring Person") has acquired, obtained the right to acquire, beneficial ownership of 20% or more of the outstanding common shares or (ii) ten (10) business days following the commencement of (or announcement of an intention to make) a tender offer or exchange offer if, upon consummation thereof, such an Acquiring Person would be the beneficial owner to 20% or more of the outstanding common shares. Upon the occurrence of the certain events and after the Rights become exercisable, each right would entitle the rightholder (other than the Acquiring Person) to purchase one fully paid and nonaccessable common share of the Company at a purchase price of $75 per share, subject to anti-dilutive adjustments. The Rights are nonvoting and expire February 1, 2010, and at any time prior to a person or a group of persons becoming an Acquiring Person, the Company's Board of Directors may redeem the Rights in whole, but not in part, at a purchase price $.01 per Right.

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

10. COMPENSATION AND BENEFIT PLANS.

Incentive Compensation

The Company has incentive compensation plans for its officers and other key management personnel. The amounts charged to expense for the years ended December 31, 2000, 1999 and 1998 aggregated $1,085, $3,344 and $3,346, respectively.

Deferred Compensation

The Company has established a deferred compensation plan for executives and other key employees. The plan provides for benefit payments upon termination of employment, retirement, disability, or death. The Company recognizes the cost of this plan over the projected service lives of the participating employees based on the present value of the estimated future payments to be made. The plan is funded by insurance contracts on the lives of the participants, and investments in insurance contracts (included in other assets) aggregated $12.4 million and $11.3 million as of December 31, 2000 and 1999, respectively. The deferred compensation obligations, which aggregated $7,327 and $6,782 at December 31, 2000 and 1999, respectively, are included in other non-current liabilities, with the current portion ($367 and $342 at December 31, 2000 and 1999, respectively) included in other current liabilities.

In connection with the two business acquisitions in 2000, which are discussed in Note 12, the Company assumed obligations under existing deferred compensation agreements. These obligations aggregated $1,877 at December 31, 2000. As part of the acquisition, the Company assumed ownership of life insurance contracts and trust accounts established for the benefit of participating executives. Such assets, which are valued at fair value, aggregated $763 at December 31, 2000.

Employee Benefit Plans

Effective January 1, 2000, the Company established a retirement plan (the "Plan"), under Section 401(k) of the Internal Revenue Code that covers all eligible employees. The Plan is a defined contribution plan and allows employees to make voluntary contributions up to 15% of annual compensation. Under the Plan, the Company may make discretionary matching contributions up to 6% of participants' compensation. Expense under the Plan aggregated $1,434 for the year ended December 31, 2000.

Prior to January 1, 2000, the Company sponsored a Coachmen Assisted Retirement For Employees (C.A.R.E.) program which provided a mechanism for each eligible employee to establish an individual retirement account and receive matching contributions from the Company based on the amount contributed by the employee, the employee's years of service and the profitability of the Company. Company matching contributions charged to expense under the C.A.R.E. program aggregated $735 and $857 for the years ended December 31, 1999 and 1998, respectively.

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

11. INCOME TAXES.

    Income taxes are summarized as follows:

                                     2000         1999         1998
      Federal:
        Current                     $ 1,695      $13,591      $15,492
        Deferred                     (1,564)         489          339

                                        131       14,080       15,831

      State:
        Current                         786        1,389        1,348
        Deferred                       (194)          70           49

                                        592        1,459        1,397

          Total                     $   723      $15,539      $17,228


The following is a reconciliation of the provision for income taxes computed at the federal statutory rate (34% in 2000 and 35% in 1999 and 1998) to the reported provision for income taxes:

                                      2000         1999         1998
    Computed federal income tax
      at federal statutory rate      $  982      $15,765      $17,602
    Changes resulting from:
      Increase in cash surrender
        value of life insurance
        contracts                      (233)        (150)        (245)
      Foreign Sales Corporation
        subject to lower tax rate      (391)        (368)        (315)
      State income taxes, net of
        federal income tax benefit      391          948          908
      Preferred stock dividend
        exclusion                      (399)        (622)        (548)
      Settlement of IRS tax
        examinations                    216            -            -
      Other, net                        157         ( 34)        (174)

          Total                     $   723      $15,539      $17,228

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

11. INCOME TAXES, Concluded.

    The components of the net deferred tax assets are as follows:

                                                   2000          1999

         Current deferred tax asset:
           Accrued warranty expense             $ 2,981         $ 2,971
           Inventories                              948             556
           Receivables                              389             227
           Other                                  4,066             989

               Net current deferred
                 tax asset                      $ 8,384         $ 4,743
         Noncurrent deferred tax
          asset (liability):
           Deferred compensation                $ 2,931         $ 2,713
           Property and equipment and other
             real estate                         (5,677)         (3,256)
           Intangible assets                       (778)           (721)
           Other                                    154            (225)

               Net noncurrent deferred
                 tax liability                  $(3,370)        $(1,489)



12. ACQUISITIONS AND DISPOSITIONS.

Acquisitions

Effective June 30, 2000, the Company acquired all of the issued and outstanding capital stock of Mod-U-Kraf Homes, Inc. ("Mod-U-Kraf"), a manufacturer of modular housing, located in Virginia. The purchase price aggregated $15.1 million and consisted of $9.7 million of cash paid at closing and the assumption of $5.4 million of liabilities. The excess of purchase price over fair value of assets acquired ("good-will"), which approximated $1.5 million, is being amortized on a straight-line basis over 20 years.

On October 31, 2000, the Company acquired all of the issued and out-standing capital stock of Miller Building Systems, Inc. ("Miller Building"). Miller Building designs, manufactures and markets factory-built buildings for use as commercial modular buildings and telecommunication shelters. The purchase price aggregated $43.8 million and consisted of $27.3 million of cash paid at closing and the assumption of $16.5 million of liabilities. In addition to the cash purchase price and assumption of liabilities, the Company assumed Miller Building's obligations under its stock option plan by converting options to acquire Miller Building common shares into options to acquire a like number of common shares of the Company for an adjusted exercise price. The difference between per share fair value of the Company's common shares less adjusted exercise price represented additional purchase price and was accounted for as a credit to additional paid-in capital. The excess of purchase price over fair value of assets acquired ("goodwill"), which approximated $9.1 million, is being amortized on a straight-line basis over 20 years.

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

12. ACQUISITIONS AND DISPOSITIONS, Continued.

The acquisitions of Mod-U-Kraf Homes and Miller Building have been accounted for as a purchase and the operating results of the acquired businesses are included in the Company's consolidated financial statements from the respective dates of acquisition.

Unaudited pro forma financial information as if the acquisitions of Mod-U-Kraf and Miller Building had occurred at the beginning of each period is as follows:


                                               2000         1999
   Net sales                                 $784,999     $933,709
    Net income                                  3,797       33,524
    Earnings per share:
      Basic                                       .24         2.05
      Diluted                                     .24         2.04

On February 3, 1998, the Company acquired certain assets and the operations of three retail recreational vehicle dealerships, two located in Florida and one in Georgia. The purchase price, which aggregated $9.8 million and approximated the fair value of the acquired assets, consisted of $9.0 million in cash and the assumption of certain liabilities of the sellers. The acquisitions were accounted for as a purchase and the operating results of the acquired businesses are included in the Company's consolidated financial statements from the date of acquisition. Pro forma financial information for 1998 has not been presented as it is not materially different from the Company's historical results.

Dispositions

During the years ended December 31, 2000 and 1999, the Company disposed of certain business operations within its vehicle segment.

On January 12, 2000, the Company sold certain assets and the business operations of its automotive division (converter of vans and specialty vehicles). The sales price consisted of cash of $2.3 million and the buyer's assumption of certain liabilities.

During the quarter ended September 30, 2000, the Company sold the business operations and assets of its Lux Company subsidiary. The sales price consisted of cash of $2.5 million and the buyers assumption of certain liabilities. The pretax gain on the sale, which was primarily attributable to the sale of real property, approximated $1.2 million.

During the third and fourth quarters of 2000, the Company completed the closing and liquidation of four of its Company-owned dealerships pursuant to its previously announced plan to exit this line of business with the exception of two Company-owned stores which will be retained for research and development and regional service purposes.

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

12. ACQUISITIONS AND DISPOSITIONS, Concluded.

During the year ended December 31, 1999, the Company sold the business operations and certain assets of two of its Company-owned dealerships. The sales proceeds consisted of $3,298 cash and a promissory note receivable of $650. The Company recognized a $650 gain on the sale of these businesses which is included in other nonoperating income.

Net sales and pretax losses (including gains and losses on sale, disposal or liquidation) of these business operations were as follows:

                                     2000         1999         1998

      Net sales                     $60,732     $122,510     $102,912
      Pretax losses                  (5,195)      (2,473)        (871)


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

Future minimum annual lease commitments at December 31, 2000 aggregated $1,310 and are payable as follows: 2001 - $548; 2002 - $495; 2003 - $171; 2004 - $77;
2005 - $14 and thereafter - $5. Total rental expense for the years ended December 31, 2000, 1999 and 1998 aggregated $850, $1,179 and $1,149, respectively.

Obligation to Purchase Consigned Inventories

The Company obtains vehicle chassis for its recreational and specialized vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until either assigned to a unit in the production process or 90 days have passed. At the earlier of these dates, the Company is obligated to purchase the chassis and it is recorded as inventory. At December 31, 2000 and 1999, chassis inventory, accounted for as consigned inventory, approximated $16.5 million and $17.8 million, respectively.

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

13. COMMITMENTS AND CONTINGENCIES, Continued.

Corporate Guarantees

At December 31, 2000, the Company was contingently liable under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $15.1 million (none in 1999).

Repurchase Agreements

The Company is contingently liable to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financial institution in the event that they have repossessed them upon a dealer's default. Although the estimated contingent liability approximates $272 million at December 31, 2000 ($239 million at December 31, 1999), the risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. Historically, the Company has not experienced losses under these agreements. However, in 2000 as a result of business conditions negatively affecting the recreational vehicle industry, the Company has experienced losses under repurchase agreements. Accordingly, at December 31, 2000, the Company has recorded an accrual for estimated losses under repurchase agreements.

Share Repurchase Programs

During 2000, 1999 and 1998, the Company repurchased common shares for its treasury under share repurchase programs authorized by the Board of Directors. Under the repurchase programs, common shares are purchased from time to time, depending on market conditions and other factors, on the open market or through privately negotiated transactions. As of December 31, 2000, the Company has authorization to repurchase up to 871 additional common shares.

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

Change of Control Agreements

On February 3, 2000, the Company entered into Change of Control Agreements with 25 key executives. Under the terms of these agreements, in the event of a change in control of the Company, as defined, the Company would be obligated to pay these key executives for severance and other benefits aggregating approximately $13 million based on salaries and benefits at December 31, 2000. In addition, in the event of a change of control of the Company, all outstanding stock options and SARs shall become immediately exercisable, all stock awards shall immediately vest and all performance goals under incentive compensation plans shall be deemed fully achieved.

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

13. COMMITMENTS AND CONTINGENCIES, Concluded.

Also on February 3, 2000, the Company established a rabbi trust, which in the event of a change of control, as defined, will be funded to cover the Company's obligations under its deferred compensation plan (see Note 10).

Litigation

The Company is involved in various legal proceedings which are ordinary routine litigations incidental to the industry and which are covered in whole or in part by insurance. Management believes that any liability which may result from these proceedings will not be significant.

14. SUBSEQUENT EVENT.

On February 12, 2001, the Company acquired all the issued and outstanding shares of capital stock of KanBuild, Inc. ("KanBuild"), a manufacturer of modular buildings with facilities in Osage City, Kansas; Loveland, Colorado; and a new plant under construction in Millikin, Colorado. The purchase price aggregated $21.5 million and consisted of $8.8 cash paid at closing and the assumption of $12.7 of liabilities. The acquisition will be accounted for as a purchase.

15. UNAUDITED INTERIM FINANCIAL INFORMATION.

    Certain selected unaudited quarterly financial information for the years ended December 31, 2000 and 1999 is as follows:

                                                2000
                                            Quarter Ended
                             March 31    June 30    September 30  December 31

    Net sales                $195,228    $187,910      $182,690     $144,147
    Gross profit               24,166      23,726        21,423        9,316
    Net income (loss)           4,030       3,700         2,273       (7,839)
    Net income (loss) per
      common share:
        Basic                     .26         .24           .15         (.50)
        Diluted                   .26         .24           .15         (.50)


                                                1999
                                            Quarter Ended
                             March 31     June 30    September 30  December 31

    Net sales                $211,025    $203,199      $226,114     $206,686
    Gross profit               27,573      27,872        31,090       21,455
    Net income                  7,217       9,014         9,525        3,746
    Net income per common
      share:
        Basic                     .43         .54           .58          .24
        Diluted                   .43         .54           .58          .24

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)

15. UNAUDITED INTERIM FINANCIAL INFORMATION, Concluded.

The fourth quarter of 2000 was adversely impacted by $2.6 million of nonrecurring special charges which consisted of the following: $646 for closing of the Oregon plant, $1,270 for closing and liquidation of four Company-owned retail facilities and $673 for writing-down the carrying value of certain real estate held for sale or not currently used in production. In addition, the 2000 fourth quarter's operating results were adversely effected by increased accruals for excess inventory quantities, warranty liabilities and estimated losses under repurchase agreements all the result of the unfavorable market conditions affecting the recreational vehicle industry.

The fourth quarter of 1999 was adversely impacted by a year-end adjust-ment for a $1.5 million pretax charge to increase accruals for self-insured product liability, general liability and workers' compensation which resulted from increased claims experience in 1999.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

                                Part III.

Item 10.  Directors and Executive Officers of the Registrant

     (a)  Identification of Directors

Information for Item 10(a) is contained on page 4 of the Company's Proxy Statement dated March 29, 2001 and is incorporated herein by reference.

     (b)  Executive Officers of the Company

See "Executive Officers of the Registrant" on page 7.

(c) Beneficial Ownership Reporting Compliance

Information for "Section 16 (a)" Beneficial Ownership Reporting Compliance is contained on page 3 of the Company's Proxy Statement dated March 29, 2001 and is incorporated herein by reference.

Item 11.  Executive Compensation

Information for Item 11 is contained under the heading "Compensation of Executive Officers and Directors" in the Company's Proxy Statement dated March 29, 2001 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information for Item 12 is contained on pages 3 and 4 of the Company's Proxy Statement dated March 29, 2001 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Not Applicable


                                 Part IV.

Item 14.  Exhibits, Financial Statement
          Schedules, and Reports on Form 8-K

(a) The following financial statements and financial statement
Schedule are included in Item 8 herein.

 1. Financial Statements

    Report of Independent Accountants
    Consolidated Balance Sheets at December 31, 2000 and 1999 Consolidated Statements of Income
      for the years ended December 31, 2000, 1999 and 1998 Consolidated Statements of Shareholders' Equity
      for the years ended December 31, 2000, 1999 and 1998 Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998
    Notes to Consolidated Financial Statements for the years ended December 31, 2000, 1999 and 1998

 2. Financial Statement Schedules

    Schedule II - Valuation and Qualifying Accounts

 3. Exhibits

    See Index to Exhibits

(b) Reports on Form 8-K during the quarter ended
December 31, 2000

   Form 8-K, dated October 2, 2000, reporting an Item 5 event (a press release announcing the sale of assets of the Lux Company).

       Form 8-K, dated October 19, 2000, reporting an Item 5 event (a press release announcing lower than expected earnings).

       Form 8-K, dated October 26, 2000, reporting an Item 9 disclosure (a disclosure announcing third quarter earnings, progress on strategic plan and $155 million bank credit facility).

       Form 8-K, dated November 13, 2000, reporting an Item 5 event (a press release announcing completion of Miller Building Systems Merger).

       Form 8-K, dated November 21, 2000, reporting Item 5 events (a notice that the Company modified its By-Laws and a press release announcing the proposed acquisition of KanBuild, Inc.).

SCHEDULE II
                    VALUATION AND QUALIFYING ACCOUNTS

                     Balance At   Charged                   Balance
                     Beginning   To Costs    Deductions-    At End
Description          Of Period  And Expenses   Describe    Of Period

Allowance for doubtful
 receivables - deducted
 from trade receivables
 in the consolidated
 balance sheets:

 For the year ended                         $  (137,000)(A)
  December 31, 2000 $  550,000 $  435,000       218,000 (B) $1,066,000


 For the year ended
  December 31, 1999 $  768,000 $ (183,000)  $   (35,000)(A) $  550,000

 For the year ended
  December 31, 1998 $1,354,000 $ (175,000)  $  (411,000)(A) $  768,000






(A)  Write-off of bad debts, less recoveries.
(B)  Allowance for doubtful receivables of acquired businesses.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COACHMEN INDUSTRIES, INC.

Date: March 30, 2001
                                         -----------------------------
                                                  R. M. Lavers
                                        (General Counsel, Secretary and
                                        Interim Chief Financial Officer)


                                         -----------------------------
                                                  W. M. Angelo
                                              (Vice President and
                                            Chief Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 30, 2001.


-------------------------------         ------------------------------
         C. C. Skinner                            K. D. Corson
           (Director)                             (Director)
    (Chief Executive Officer)


-------------------------------         ------------------------------
          T. H. Corson                            W. P. Johnson
           (Director)                               (Director)



-------------------------------         ------------------------------
          F. M. Miller                           E. W. Miller
           (Director)                              (Director)



-------------------------------         ------------------------------
           P. G. Lux                              R. J. Deputy
          (Director)                               (Director)



-------------------------------         ------------------------------
           G. B. Bloom                            D. W. Hudler
           (Director)                              (Director)

                            INDEX TO EXHIBITS

Number Assigned
 In Regulation
 S-K, Item 601             Description of Exhibit

 (3)(a)(i) Articles of Incorporation of the Company as amended on May 30, 1995 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

 (3)(a)(ii) Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4.2 to the Company's Form S-3 Registration Statement, File
                No. 333-14579).

 (3)(b) By-Laws as modified through February 1, 2001 (filed herewith).

 (4)(a) $155 million bank credit facility (incorporated by reference to the Company's Form 8-K filed October 26,
                2000).

 (4)(b) Stockholder Rights Agreement (incorporated by reference to Exhibit 1 to Form 8-A dated January 5, 2000).

*10 (a) Executive Benefit and Estate Accumulation Plan, as amended and restated effective as of May 31, 2000
                (filed herewith).

*10 (b) 2000 Omnibus Stock Incentive Program (incorporated by reference to Exhibit A to the Company's Proxy Statement dated March 27, 2000 for its Annual Meeting in 2000).

*10 (c) Form of Change in Control Agreements for certain executive officers (Tier 1)(filed herewith).

*10 (d) Form of Change in Control Agreements for certain executive officers (Tier 2)(filed herewith).

11              No Exhibit - See Consolidated Statements of Income and
                Note 9 of Notes to Consolidated Financial Statements, Contained herein.

21              Registrant and Subsidiaries of the Registrant.

23              Consent of Independent Accountants.




* Management Contract or Compensatory Plan.


Exhibit 3(b)
                                   BY-LAWS OF

                            COACHMEN INDUSTRIES, INC.
                    (as modified through February 1, 2001)

ARTICLE I

OFFICES

	Principal Offices. The principal office of the Corporation shall be in the City of Elkhart, Indiana, and the Corporation may have such other offices, either within or without the State of Indiana, as it may require from time-to-time.

ARTICLE II

SHAREHOLDERS

	Section 2.1 - Place of Meetings. All meetings of the shareholders for the election of Directors shall be held at the offices of the Corporation in the City of Elkhart, State of Indiana, or elsewhere as the Board of Directors may designate. Meetings of shareholders for any purpose may be held at such place as shall be stated in the notice of the meeting, or in a duly executed waiver of notice thereof.

	Section 2.2 - Annual Meetings. An annual meeting of the shareholders, commencing with the year 1983, shall be held at 10:00 a.m. on the fifth Thursday after the end of the first quarter, but if a legal holiday, then on the next secular day following, or at such other time as the Board of Directors shall determine, at which they shall elect a Board of Directors and transact such other business as may properly be brought before such meeting.

	Section 2.3 - Special Meetings. Special meetings of the shareholders may be called by the Chairman, or by a majority of the Board of Directors.

	Section 2.4 - Shareholders Suits. From and after the adoption of this
Section 2.4, as a condition precedent to any shareholder in a representative capacity bringing any action or suit against the Corporation or its directors or officers, or any of them or any combination thereof (in their respective capacities), including but not limited to allegations of securities irregularities or fraud, the shareholder must enter into a written agreement with the Corporation providing that the prevailing party(ies) shall be reimbursed by the adverse party(ies) for its/his/their reasonable attorney's fees, court costs and other expenses of litigation incurred in connection with the action or suit.

Section 2.5 - Notice of Meetings. Written or printed notice stating the place, day, and hour of the meeting of shareholders, and in case of a special meeting, the purpose or purposes for which the meeting is called shall be delivered not less than ten days nor more than sixty days before the meeting, either personally or by mail, by or at the direction of the Chairman, the President, or the Secretary, or the officer or persons calling the meeting, to each shareholder of record entitled to vote at suchmeeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the shareholder at his address as it appears on the records of the Corporation, with postage thereon prepaid. No business may be transacted at a special meeting other than that described in the notice thereof.

	Section 2.6 - Shareholders Entitled to Vote. The Board of Directors may fix a date as the record date in order to determine the shareholders entitled to notice of a shareholders meeting, to demand a special meeting, to vote, or to take any other action, such date in any case to be not more than seventy days before the meeting or action requiring a determination of shareholders.

	Section 2.7 - Voting Lists. The officer or agent who has charge of the transfer books for shares of the Corporation shall make, at least five business days before each meeting of shareholders, a complete list of the shareholders entitled to vote at such meeting, arranged in alphabetical order, with the address of and the number of shares held by each, which list, for a period beginning five business days prior to such meeting and continuing through the meeting, shall be kept on file at the principal office of the Corporation and shall be subject to inspection of any shareholder in accordance with applicable law during the whole time of the meeting. The original share ledger or transfer book, or a duplicate thereof kept in this state shall be prima facie evidence as to who are the shareholders entitled to examine such list or share ledger or transfer books or to vote at any meeting of shareholders. Failure to comply with the requirements of this Section 2.7 shall not affect the validity of any action taken at a shareholders' meeting.

	Section 2.8 - Quorum. A majority of the outstanding shares of the Corporation entitled to vote at any meeting, represented in person or by proxy, shall constitute a quorum at any meeting of shareholders, provided that if less than such quorum is present, the meeting may be adjourned, in accordance with
Section 2.10 of this Article, until a quorum is present.

	Section 2.9 - Manner of Acting. Every decision (other than the election of Directors) with respect to which the votes cast in favor exceed the votes cast in opposition shall be approved as a corporate act unless a larger affirmative vote is required by statute, the Articles of Incorporation of the Corporation, these by-laws, or the Board of Directors. Directors are elected by a plurality of the votes cast by shares entitled to vote in the election at a meeting at which a quorum is present, unless otherwise provided in the Articles of Incorporation of the Corporation.

	Section 2.10 - Adjournment. If an annual or special shareholders' meeting is adjourned to a different date, time, or place, notice thereof need not be given if the new time, date, or place is announced at the meeting before the adjournment. A new record date need not be set if the adjournment is within one hundred twenty days of the original meeting date.

	Section 2.11 - Proxies. At all meetings of shareholders, a shareholder may vote either in person or by proxy executed in writing by the shareholder or by his duly authorized attorney in fact. Such proxy shall be filed with the meeting. No proxy shall be valid after eleven months from the date of its execution, unless otherwise provided in the proxy.

	Section 2.12 - Voting of Shares. At every such meeting, each shareholder shall be entitled to cast one vote in person or proxy for each voting share of stock held in his name upon each matter submitted to vote.

	Shares of its own stock belonging to this Corporation shall not be voted, directly or indirectly, at any meeting and shall not be counted in determining the total number of outstanding shares at any given time, but shares of its own stock held by it in a fiduciary capacity may be voted and shall be counted in determining thetotal number of outstanding shares at any given time.

	Section 2.13 - Voting of Shares by Certain Holders. Shares standing in the name of another corporation, domestic or foreign, may be voted by such officer, agent or proxy as the Board of Directors of such corporation may appoint or as the by-laws of such corporation may prescribe.

	Shares standing in the name of a deceased person, a minor ward, or an incompetent person may be voted by his administrator, executor, court appointed guardian or conservator, either in person or by proxy without a transfer of such shares into the name of such administrator, executor, court appointed guardian or conservator. Shares standing in the name of a trustee may be voted by him, either in person or by proxy.

	Shares standing in the name of a receiver or trustee in bankruptcy may be voted by such receiver or trustee in bankruptcy, and shares held by or under the control of a receiver or trustee in bankruptcy may be voted by such receiver or trustee in bankruptcy without the transfer thereof into his name if authority so to do be contained in an appropriate order of the court by which such receiver or trustee in bankruptcy was appointed.

	A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote shares so transferred.

	Section 2.14 - Voting by Ballot. Voting on any question may be viva voce unless the presiding officer shall order that voting be by written ballot, and except that voting in elections shall be by written ballot, if a shareholder so requests.

	Section 2.15 - Notice of Director Nominations and Shareholder Proposals

(a) Nominations for the election of Directors may be made by the Board of Directors or by any stockholder entitled to vote for the election of Directors. Nominations by stockholders shall be made by notice in writing, either delivered to the Secretary of the Corporation, or mailed to the Secretary of the Corporation by first-class United States mail, postage prepaid, and in either case received by the Secretary of the Corporation not less than sixty days prior to the month and day of the anniversary of the last meeting of the stockholders called for the election of Directors. Notice of nominations which are proposed by the Board of Directors shall be given to the Secretary by the Chairman on behalf of the Board, by any reasonable means before the mailing of the proxy statement.

(b) Each notice under subsection (a) must contain certain information about each proposed nominee, including his age, business and residence addresses, principal occupation, the number of shares of Common Stock beneficially owned by him, and such other information as would be required to be included in a proxy statement soliciting proxies for the election of such proposed nominee.

(c) Stockholders wishing to bring a proposal before a meeting of stockholders, whether or not it is to be included in a proxy statement, must submit it to the Secretary of the Corporation in writing, either delivered to the Secretary of the Corporation or mailed to the Secretary of the Corporation by first class United States mail, postage prepaid, and in either case received by the Secretary of the Corporation not less than sixty days prior to the month and day of mailing of the prior year's proxy statement, together with identification and address of the proposing stockholder and such other information as would be required to determine the appropriateness of including the proposal in a proxy statement. The Secretary, in conjunction with the Chairman and such professional advisors as they deem necessary, shall determine whether and in what form to include the stockholder proposal in proxy materials.

(d) If the Chairman of the meeting of stockholders determines that a
nomination or a proposal was not made in accordance with the   foregoing
procedures, such nomination is void and such proposal shall not be submitted for consideration at the meeting.

ARTICLE III

DIRECTORS

	Section 3.1 - General Powers. The business and affairs of the Corporation shall be managed under the direction of its Board of Directors.

	Section 3.2 - Number, Tenure, and Qualifications. The number of Directors of the Corporation shall be not less than seven nor more than ten, the exact number of Directors to be determined from time-to-time by resolution of the Board of Directors. Each Director shall hold office until the next annual meeting of shareholders or until his successor shall have been elected and qualified. Directors need not be residents of Indiana or shareholders of the Corporation. No person shall be eligible for election of the Board of Directors who will have attained the full age of seventy-five years prior to the beginning of the term for which said person is to serve as a Director.

	Directors may be removed in any manner provided in the Articles of Incorporation of the Corporation. In addition, unless the Articles of Incorporation of the Corporation provide otherwise, a Director may be removed with or without cause by the shareholders or Directors in the manner provided by statute or the Articles of Incorporation of the Corporation.

	Section 3.3 - Committees.    The Board of Directors, by resolution dopted
by a majority of Directors, may create one or more committees and appoint members of the Board to serve on the committee or committees. Each committee shall have one or more members, who serve at the pleasure of the Board.

	To the extent specified by the Board of Directors or in the Articles of Incorporation or these by-laws, each committee may exercise the authority of the Board of Directors under the Indiana Business Corporation Law, provided, however, a committee may not: (1) authorize distributions, except a committee may authorize or approve a reacquisition of shares if done according to a formula or method prescribed by the Board of Directors; (2) approve or propose to shareholders action that requires shareholders' approval under the Indiana Business Corporation Law; (3) fill vacancies on the Board of Directors or on any of its committees; (4) amend the Articles of Incorporation of this Corporation; (5) adopt, amend, or repeal these by-laws; or (6) approve a plan of merger not requiring shareholder approval.

	Section 3.4 - Regular Meetings. A regular meeting of the Board of Directors shall be held without other notice than this by-law, immediately after, and at the same place as the annual meeting of shareholders. If such meeting is not held asabove provided, the election of officers may be held at any subsequent meeting of the Board of Directors specifically called in the manner hereinafter provided. The Board of Directors may provide, by resolution, the time and place, either within or without the State of Indiana, for the holding of additional regular meetings without other notice than such resolution.

	Section 3.5 - Special Meetings. Special meetings of the Board of Directors may be called by or at the request of the Chairman or any three Directors. The person or persons authorized to call special meetings of the Board of Directors may fix any place, either within or without the State of Indiana, as the place for holding any special meeting of the Board of Directors called by them.

	Section 3.6 - Notice Notice of any special meeting of Directors shall be given to be effective at least three (3) days prior to the meeting.
Notice shall include the date, time and place of the meeting, but need not describe the purpose of the meeting, except as may be otherwise required in these Bylaws or the Articles of Incorporation. Written notice of any special meeting of Directors shall be given as follows: by mail (which includes U.S. mail and private carrier service); or, by electronic mail or facsimile to an address or number provided by the Director(s) for such purposes; or, by personal delivery, telegram, teletype or other form of wire or wireless communication; in all cases, to each Director at his/her business address, or, in the event delivery is to be made on a Saturday, Sunday, or legal holiday, then to the resident address of each Director. Written notice is effective at the earliest of the following: when received; five (5) days after the date of mailing, as evidenced by the postmark or private carrier receipt, if correctly addressed to the address listed in the most current records of the corporation; or, on the date shown on the return receipt of a mailing, if the receipt is signed by or on behalf of the addressee. If sent by electronic mail or facsimile, such notice will be presumed and determined to be delivered when the electronic records indicate that a good transmission was made unless proven otherwise. For purposes of dealing with an emergency situation, as conclusively determined by the Director(s) calling the meeting, notice may be given in person, orally or by any means that reasonably may be expected to provide notice under the circumstances, not less than two (2) hours prior to the meeting. If the Secretary fails or refuses to give such notice, then the notice may be given by the Director(s) calling the meeting. Any Director may waive notice of any meeting. The attendance of a Director at any meeting shall constitute a waiver of notice of such meeting, except where a Director attends and announces that the express purpose of his/her attendance at the beginning of the meeting is to object to the holding of the meeting or the transaction of any business because the meeting is not lawfully called or convened, and provided that such Director does not thereafter participate in any way, vote for or assent or dissent to or on the record abstain from voting on any action taken at the meeting. Neither the business to be transacted at, nor the purpose of any regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting.

Section 3.7 - Quorum. A majority of the number of Directors fixed by these by-laws shall constitute a quorum for the transaction of business at any meeting of the Board of Directors, provided that if less than a majority of such Directors present may adjourn the meeting from time-to-time without further notice.

Section 3.8 - Manner of Acting. The act of the majority of the Directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

Section 3.9 - Vacancies. Any vacancy occurring in the Board of Directors, and any Directorship to be filled by reason of an increase in the number of Directors, may be filled by the remaining Directors, though less than a quorum, at a regular or special meeting thereof.

Section 3.10 - Compensation. By resolution of the Board of Directors, irrespective of any personal interest of any of the members, the Directors may be compensated for their services to the Corporation in any reasonable manner, including but not limited to payment of their expenses, if any, of attendance at each meeting of the Board, or any duly organized Committee of the Board of which they are members, and/or payment of a fixed sum for attendance at such meeting(s) , and/or payment of a stated periodic amount for serving on the Board and/or any committee thereof. Alternatively or additionally, the Directors may be paid either by issuance of a fixed number of shares of the Corporation, or payment of the fixed sums may be made by issuance of shares of the Corporation of an equivalent value as the amount due, as determined by the Board. No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation therefor.

Section 3.11 - Presumption of Assent. A Director of the Corporation who is present at a meeting of the Board of Directors, at which action on any corporate matter is taken, shall be conclusively presumed to have assented to the action taken, unless his dissent shall be entered in the minutes of the meeting, or unless he shall file his written dissent to such action with the person acting as the secretary of the meeting before the adjournment thereof, or shall forward such dissent by registered mail to the Secretary of the Corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a Director who voted in favor of such action taken.

Section 3.12 - Informal Action by Directors. Any action required to be taken at a meeting of the Board of Directors, or any other action which may be taken at a meeting of the Board of Directors, or any duly organized committee thereof acting within the scope of its delegated authority, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the Directors entitled to vote with respect to the subject matter thereof or by all the members of such committee, as the case may be, and such consent is included in the minutes or filed with the corporate records reflecting the action taken.

ARTICLE IV

OFFICERS

Section 4.1 - Number. The officers of the Corporation shall include a Chairman, a President, a Treasurer, and a Secretary, all of whom shall be elected by the Board of Directors.

The Board of Directors may appoint such other officers as they deem necessary which may include various levels of Vice Presidents, a Controller, a Chief Financial Officer, a General Counsel, and others who shall have such authority and shall perform such duties as from time to time may be prescribed by the Board of Directors. Any two or more offices may be held by the same person.

The officers of the Corporation shall have such powers and authority in the control and management of the property and business of the Corporation as is usual and proper in the case of, and incident to, such corporate offices, except insofar as such power and authority is limited by these by-laws or by resolution of the Board of Directors. Officers shall report as designated by the Board of Directors or by these Bylaws, or if there is no such designation, then as designated by the Chairman.

Section 4.2 - Election and Term of Office. The officers of the Corporation shall be elected annually, by the Board of Directors, at the first meeting of the Board of Directors held after each annual meeting of shareholders. If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as conveniently may be.
Vacancies may be filled, or new offices filled, at any meeting of the Board of Directors. Each officer shall hold office until his successor shall have been duly elected and shall have qualified, or until his death, or until he shall resign or shall have been removed in the manner hereinafter provided.

Section 4.3 - Removal. Any officer or agent of the Corporation may be removed at any time by the Chairman, the Chairman's designee, or by the Board of Directors whenever, in his/its judgment, the best interests of the Corporation would be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed; and, any such removal by the Chairman (or the Chairman's designee) shall be subject to ratification by the Board of Directors, provided that such ratification shall be effective retroactive in effect to the date of removal.

Section 4.4 - Vacancies. A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the Board of Directors for the unexpired portion of the term.

Section 4.5 - Bonds. If the Board of Directors by resolution shall so require, any officer or agent of the Corporation shall give bond to the Corporation in such amount and with such surety as the Board of Directors may deem sufficient, conditioned upon the faithful performance of their respective duties and offices.

Section 4.6 - Chairman. The Chairman shall be chosen from the Board of Directors and shall be the chief executive officer of the Corporation. The Chairman shall have executive authority to see that all orders and resolutions of the Board of Directors are carried into effect and, subject to the control vested in the Board of Directors by statute, by the Articles of Incorporation or by these by-laws, shall administer and be responsible for the overall management of the business and affairs of the Corporation. The Chairman shall preside at all meetings of the shareholders and of the Board of Directors, and in general shall perform all duties incident to the office of the Chairman of the Board and such other duties as from time-to-time may be assigned to him by the Board of Directors.

Section 4.7 - President. The President shall be chosen by the Board of Directors, shall be directly responsible to the Chairman, and shall be directly
in charge of all of the Corporation's operations.   He may sign with the
Secretary, or any other proper officer of the Corporation thereunto authorized by the Board of Directors, certificates for shares of the Corporation, any deeds, mortgages, bonds, contracts, or other instruments which the Board of Directors has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors, or by these by-laws, to some other officer or agent of the Corporation, or shall be required by law to be otherwise signed or executed and, in general, shall perform all duties as may be prescribed by the Board of Directors from time-to-time.

Section 4.8 - Vice Presidents and Other Officers. Any Vice President may sign with the Secretary, or an Assistant Secretary, certificates for shares of the Corporation. Vice Presidents and other Officers shall have such authority within an appointed area as determined by the Board of Directors, and shall perform such other duties as from time to time may be assigned to them by the President, the Chairman, or the Board of Directors.

Section 4.9 - Treasurer. If required by the Board of Directors, the Treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the Board of Directors shall determine. He shall:
(a) have charge and custody of and be responsible for all funds and securities of the Corporation; receive and give receipts for moneys due and payable to the Corporation from any source whatsoever, and deposit all such moneys in the name of the Corporation in such banks, trust companies or other depositaries as shall be selected in accordance with the provisions of Article V of these by-laws; (b) in general, perform all duties incident to the office of Treasurer and such other duties as from time-to-time may be assigned to him by the Chairman, the President or the Board of Directors.

Section 4.10 - Secretary. The Secretary shall: (a) keep the minutes of the shareholders and Board of Directors' meetings in one or more books provided for that purpose; (b) see that all notices are duly given in accordance with the provisions of these by-laws or as required by law; (c) be custodian of the Corporate records and of the seal of the Corporation and see that the seal of the Corporation is affixed to all documents, the execution of which on behalf of the Corporation under its seal is duly authorized in accordance with the provisions of these by-laws; (d) keep a register of the post office address of each shareholder; (e) have general charge of the share transfer books of the Corporation; (f) in general, perform all duties incident to the office of Secretary and such other duties as from time-to-time may be assigned to him by the Chairman, the President or by the Board of Directors.

Section 4.11 - Assistant Treasurers and Assistant Secretaries. The Assistant Treasurers shall, respectively, if required by the Board of Directors, give bonds for the faithful discharge of their duties in such sums and with such sureties as the Board of Directors shall determine. The Assistant Secretaries, as thereunto authorized by the Board of Directors, may sign with the President or a Vice President, certificates for shares of the Corporation the issue of which shall have been authorized by a resolution of the Board of Directors. The Assistant Treasurers and Assistant Secretaries, in general, shall perform such duties as shall be assigned to them by the Treasurer or the Secretary, respectively, or by, the Chairman, the President or the Board of Directors.

Section 4.12 - Compensation. The compensation of the officers shall be fixed from time-to-time by the Board of Directors and no officer shall be prevented from receiving such compensation by reason of the fact that he is also a Director of the Corporation.

Section 4.13 - Succession. In case of the unexplained absence of, or inability to reach, the Chairman for a period of forty-eight (48) hours, or in the event of the Chairman's inability to act or his refusal to act in accordance with the law or the directives of the Board of Directors, the President shall perform the duties of the Chairman.

In case of the unexplained absence of, or inability to reach, the President for a period of forty-eight (48) hours, or in the event of the President's inability to act or his refusal to act in accordance with the law or the directives of the Board of Directors, the Chairman or any other officer whom the Chairman shall designate shall perform the duties of the President.

In case of the unexplained absence or inability to reach both the President and the Chairman for a period of forty eight (48) hours, or the inability to act of both the Chairman and the President, then the officer: in the order previously designated by the Board of Directors; or, in the absence of any designation by the Board of Directors, in the order previously designated by the Chairman; or, in the absence of any designation by either of them, first the Executive Vice President(s), then the Senior Vice President(s) and then the Vice President(s), each in the order of their last appointment, shall temporarily perform the duties of President and Chairman until action by the Board of Directors. Such officer shall call a Special Meeting of theBoard of Directors within seven (7) days of assuming the duties of President and Chairman, for the express purpose of filling those vacancies and appointing new officers, as appropriate, unless the President and the Chairman resume their duties in the interim.

ARTICLE V

CONTRACTS, LOANS, CHECKS, AND DEPOSITS

Section 5.1 - Contracts. The Board of Directors may authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of, and on behalf of, the Corporation, and such authority may be general or confined to specific instances.

Section 5.2 - Loans. No loans shall be contracted on behalf of the Corporation, and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the Board of Directors. Such authority may be general or confined to specific instances.

Section 5.3 - Checks, Drafts, Etc. All checks, drafts, or other order for the payment of money, notes, or other evidences of indebtedness issued in the name of the Corporation shall be signed by such officer or officers, agent or agents of the Corporation, and in such manner as shall from time-to-time be determined by resolution of the Board of Directors.

Section 5.4 - Deposits. All funds of the Corporation not otherwise employed shall be deposited from time-to-time to the credit of the Corporation in such banks, trust companies, or other depositaries as the Board of Directors may select.

ARTICLE VI

SHARES, CERTIFICATES FOR SHARES, AND TRANSFER OF SHARES

Section 6.1 - Regulation. The Board of Directors may make such rules and regulations as it may deem expedient concerning the issuance, transfer, and registration of certificates for shares of the Corporation, including the appointment of transfer agents and registrars.

Section 6.2 - Certificates for Shares. Certificates representing shares of the Corporation shall be respectively numbered serially for each class of shares, or series thereof, as they are issued, may be impressed with the Corporate seal, or a facsimile thereof, and shall be signed by the Chairman, President or a Vice President, and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary, provided that such signatures may be facsimile if the certificate is counter signed by a transfer agent, or registered by a registrar other than the Corporation itself or its employee. Each certificate shall state the name of the Corporation, the fact that the Corporation is organized or incorporated under the laws of the State of Indiana, the name of the person to whom issued, the date of issue, the class (or series of any class), the number of shares thereby or a statement that such shares are without par value. If the Articles of Incorporation of the Corporation authorize the issuance of more than one class of shares, a statement of the designations, preferences, qualifications, limitations, restrictions and special or relative rights of the shares of each class shall be set forth in full or summarized on the face or back of the certificates which the Corporation shall issue or in lieu thereof, the certificate may set forth that such a statement or summary will be furnished to any shareholder upon request without charge. Each certificate shall be otherwise in such form as may be prescribed by the Board of Directors and as shall conform to the rules of any stock exchange on which the shares may be listed.

The Corporation shall not issue certificates representing fractional shares and shall not be obligated to make any transfers creating a fractional interest in a share of stock. The Corporation may, but shall not be obligated to, issue script in lieu of any fractional shares, such scrip to have terms and conditions specified by the Board of Directors.

Section 6.3 - Cancellation of Certificates. All certificates surrendered to the Corporation for transfer shall be cancelled and no new certificates shall be issued in lieu thereof until the former certificate for a like number of shares shall have been surrendered and cancelled, except as herein provided with respect to lost, stolen, or destroyed certificates.

Section 6.4 - Lost, Stolen, or Destroyed Certificates. Any shareholder claiming that his certificate for shares is lost, stolen, or destroyed may make an affidavit or affirmation of that fact and lodge the same with the Secretary of the Corporation, accompanied by a signed application for a new certificate. Thereupon, and upon the giving of a satisfactory bond of indemnity to the Corporation not exceeding in amount double the value of the shares represented by such certificate, such value to be determined by the Chairman and Treasurer of the Corporation, a new certificate may be issued of the same tenor and representing the same number, class, and series of shares as were represented by the certificate alleged to be lost, stolen, or destroyed.

Section 6.5 - Transfer of Shares. Shares of the Corporation shall be transferable on the books of the Corporation by the holder thereof in person or by his duly authorized attorney, upon the surrender and cancellation of a certificate or certificates for a like number of shares. Upon presentation and surrender of a certificate for shares properly endorsed and payment of all taxes therefor, the transferee shall be entitled to a new certificate or certificates in lieu thereof. As against the Corporation, a transfer of shares can be made only on the books of the Corporation and in the manner hereinabove provided, and the Corporation shall be entitled to treat the holder of record of any share as the owner thereof and shall not be bound to recognize any equitable or other claim to or interest in such share on the part of any other person, whether or not it shall have express or other notice thereof, save as expressly provided by the statutes of the State of Indiana.

ARTICLE VII

FISCAL YEAR

The fiscal year of the Corporation shall end of the last day of December in each calendar year.

ARTICLE VIII

DIVIDENDS

The Board of Directors may from time-to-time fix a record date, declaration date, and payment date with respect to any share dividend or distribution to shareholders in the manner and upon the terms and conditions provided by law and its Articles of Incorporation.

ARTICLE IX

SEAL

The Board of Directors shall provide a Corporate seal which shall be in the form of a circle and shall have inscribed thereon the name of the Corporation and the words "Corporate Seal, Indiana."

ARTICLE X

WAIVER OF NOTICE

Whenever any notice is required to be given under the provisions of these by-laws or under the provisions of the Articles of Incorporation or under the provisions of the Indiana Business Corporation Law, or otherwise, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice. Attendance at any meeting, in person, or by proxy shall constitute a waiver of notice of such meeting, unless the person or persons entitled to such notice at the beginning of the meeting objects to holding the meeting.

ARTICLE XI

INDEMNIFICATION

Section 11.1 - General. The Corporation shall, to the fullest extent to which it is empowered to do so by the Indiana Business Corporation Law, or any other applicable laws, as from time-to-time in effect, indemnify any Indemnified Officer who was or is a party, or is threatened to be made a party, to any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal administrative, or investigative, and whether formal or informal, by reason of the fact that he is or was a Director, officer, employee, or agent of the Corporation, or who, while serving as such Director, officer, employee, or agent of the Corporation, is or was serving at the request of the Corporation as a Director, officer, partner, trustee, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan, or other enterprise, whether for profit or not, against judgments, settlements, penalties and fines (including excise taxes assessed with respect to employee benefit plans) and reasonable expenses (including counsel fees) incurred by him in accordance with such action, suit or proceeding, if he acted in good faith and in a manner he reasonably believed, in the case of conduct in his official capacity, was in the best interests of the Corporation, and in all other cases, was not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, he either had reasonable cause to believe his conduct was lawful or no reasonable cause to believe his conduct was unlawful.

Any other person may be so indemnified if it is determined by the Board of Directors by a majority vote of a quorum none of whom were at the time parties to such action that such indemnification is in the interest of the Corporation, subject to the provisions of this Article.

The termination of any action, suit or proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not meet the prescribed standard of conduct.

Section 11.2 - Authorization of Indemnification. To the extent that an Indemnified Officer of the Corporation has been successful, on the merits or otherwise in the defense of any action, suit or proceeding referred to in
Section 11.1 of this Article, or in the defense of any claim, issue or matter therein, the Corporation shall indemnify such person against reasonable expenses (including counsel fees) incurred by such person in connection therewith. Any other indemnification under Section 11.1 of this Article (unless ordered by a court) shall be made by the Corporation only as indemnification of the person to be indemnified is permissible in the circumstances because he has met the applicable standard of conduct, and as authorized as provided below.

Determination as to whether indemnification is permissible shall be made
(a) by the Board of Directors by a majority vote of a quorum none of whom were at the time parties to such action, suit or proceeding; or (2) if a quorum cannot be obtained under subdivision (1) by majority vote of a committee duly designated by the Board of Directors (in which designation Directors who are parties may participate), consisting solely of two or more Directors not at the time parties to such action, suit, or proceeding; or (3) by special legal counsel: (A) selected by the Board of Directors or its committee in the manner prescribed in subdivision (1) or (2), or (B) if a quorum of the Board of Directors cannot be obtained under subdivision (1) and a committee cannot be designated under subdivision (2), selected by majority vote of the full Board of Directors; or (4) by the shareholders, but shares owned by or voted under the control of Directors who are at the time parties to such action, suit or proceeding may not be voted on the determination.

Authorization of indemnification, the extent of indemnification and evaluation as to reasonableness of expenses shall be made in the same manner as the determination that indemnification is permissible, except that if the determination is made by special legal counsel, authorization of indemnification and evaluation as to reasonableness of expenses shall be made by those entitled under sub-section (3) to select counsel.

Section 11.3 - Good Faith Defined. For purposes of any determination under this
Article XI, a person shall be deemed to have acted in good faith and to have otherwise met the applicable standard of conduct set forth in Section 11.1 if his action is based on information, opinions, reports, or statements, including financial statements and other financial data if prepared or presented by
(1) one or more other Directors, officers or employees of the Corporation or another enterprise whom he reasonably believes to be reliable and competent in the matters presented; (2) legal counsel, public accountants, appraisers or other persons as to matters he reasonably believes are within the person's professional or expert competence; or (3) a committee of the Board of Directors of the Corporation or another enterprise of which the person is not a member if he reasonably believes the committee merits confidence. The term "another enterprise" as used in this Section 11.3 shall mean any other corporation or any partnership, joint venture, trust, employee benefit plan or other enterprise of which such a person is or was serving at the request of the Corporation as a Director, officer, partner, trustee, employee, or agent. The provisions of this Section 11.3 shall not be deemed to be exclusive or to limit in any way the circumstances in which a person may be deemed to have met the applicable standards of conduct set forth in Section 11.1 of this Article XI.

Section 11.4 - Payment of Expenses in Advance. Reasonable expenses incurred in connection with any civil or criminal action, suit or proceeding may be paid for or reimbursed by the Corporation in advance of the final disposition of such action, suit, or proceeding, as authorized in the specific case in the same manner described in Section 11.2 of this Article, upon receipt of a written affirmation of the person to be indemnified's good faith belief that he has met the standard of conduct described in Section 11.1 of this Article and upon receipt of a written undertaking by or on behalf of the said person to repay such amount if it shall ultimately be determined that he did not meet the standard of conduct set forth in this Article XI, and a determination is made that the facts then known to those making the determination would not preclude indemnification under this Article XI.

Section 11.5 - Provisions Not Exclusive. The indemnification provided by this Article shall not be deemed exclusive of any other rights to which a person seeking indemnification may be entitled under the Articles of Incorporation of this Corporation, any other by-law, any resolution of the Board of Directors or shareholders, any other authorization, whenever adopted, after notice, by a majority vote of all voting shares then outstanding, or any contract, both as to action in this official capacity and as to action in another capacity while holding such office.

Section 11.6 - Vested Right to Indemnification. The right of any individual to indemnification under this Article shall vest at the time of occurrence or performance of any event, act or omission giving rise to any action, suit, or proceeding of the nature referred to in Section 11.1 of this Article and, once vested, shall not later be impaired as a result of any amendment, repeal, alteration or other modification of any or all of these by-laws, or by a change in his employment status or other capacity entitling him to indemnification, and shall inure to the benefit of the heirs, executors and administrators of such an individual. Notwithstanding the foregoing, the indemnification afforded under this Article shall be applicable to all alleged prior acts or omissions of any individual seeking indemnification hereunder, regardless of the fact that such alleged acts or omissions may have occurred prior to the adoption of this Article, and to the extent such prior acts or omissions cannot be deemed to be covered by this Article XI, the right of any individual to indemnification shall be governed by the indemnification provisions in effect at the time of such prior acts or omissions.

Section 11.7 - Insurance. The Corporation may purchase and maintain insurance on behalf of any person who is or was a Director, officer, employee, or agent of the Corporation or who is or was serving at the request of the Corporation as a Director, officer, partner, trustee, employee, or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against any liability asserted against or incurred by the individual in that capacity or arising from the individual's status as a Director, officer, employee, or agent, whether or not the Corporation would have power to indemnify the individual against the same liability.

Section 11.8 - Additional Definitions. For purposes of this Article, references to "the Corporation" shall include any domestic or foreign predecessor entity of the Corporation in a merger or other transaction in which the predecessor's existence ceased upon consummation of the transaction.

For purposes of this Article, serving an employee benefit plan at the request of the Corporation shall include any service as a Director, officer, employee, or agent of the Corporation which imposes duties on, or involves services by such Director, officer, employee, or agent with respect to an employee benefit plan, its participants, or beneficiaries. A person who acted in good faith and in a manner he reasonably believed to be in the best interests of the participants and beneficiaries of any employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interest of the Corporation" referred to in this Article.

For purposes of this Article, "party" includes any individual who is or was a plaintiff, defendant, or respondent in any action suit or proceeding, or who is threatened to be made a named defendant or respondent in any action, suit or proceeding.

For purposes of this Article, "official capacity," when used with respect to a Director, shall mean the office of Director of the Corporation; and when used with respect to an individual other than a Director shall mean the office in the Corporation held by the officer or the employment or agency relationship undertaken by the employee or agent on behalf of the Corporation. "Official capacity" does not include service for any other foreign or domestic corporation or any partnership, joint venture, trust, employee benefit plan, or other enterprise, whether for profit or not.

For the purpose of this Article, "Indemnified Officer" means any Officer or Director of the Corporation, any member of the Management Group (as hereafter defined) of a division of the Corporation, and any Officer or Director of any wholly owned subsidiary of the Corporation.

For the purpose of this Article, "Management Group" means the Division or General Manager of the division, and those employees who have division-wide responsibility whose titles are or include President, (Executive/Senior/Assistant) Vice President, or (Assistant) Controller.

Section 11.9 - Payments a Business Expense. Any payments made to any indemnified party under these by-laws or under any other right to indemnification shall be deemed to be an ordinary and necessary business expense of the Corporation, and payment thereof shall not subject any person responsible for the payment, or the Board of Directors, to any action for corporate waste or to any similar action.

ARTICLE XII

AMENDMENTS

These by-laws may be altered, amended, or repealed and new by-laws may be adopted by a majority of the Directors present at any meeting of the Board of Directors of the Corporation at which a quorum is present.








































 Exhibit 10(a)
COACHMEN INDUSTRIES, INC.
EXECUTIVE BENEFIT AND ESTATE ACCUMULATION PLAN
(Amended and Restated Effective as of May 31, 2000)


Coachmen Industries, Inc., an Indiana corporation ("Company"), hereby amends and restates the Executive Benefit and Estate Accumulation Plan ("Plan") by action of its Board of Directors, effective as of this lst day of May, 1992 for the purpose of appropriately compensating, motivating and retaining certain executives of the Company and its subsidiaries to the end that their contributions to the growth and success of the Company's business will continue.

I.
DEFINITIONS AND CERTAIN PROVISIONS
1.1 "Agreement" means the written agreement (substantially in the form attached to this Plan) entered into between the Company and the Employee to carry out the Plan with respect to such Employee.
1.2 "Employee" means any employee of the Company (or subsidiary or affiliated company) who has been selected to participate in the Plan and enters into an Agreement.
1.3 "Service" means continuous full-time or substantially full-time service with the Company as an employee.
1.4 A "Year of Service" means a complete year of continuous service with the Company. A "Year" is a period of twelve (12) consecutive calendar months.
1.5 "Eligible Benefit Date", means the date upon which the Employee would become eligible for Normal Benefits (as provided in Section 3.1) if his service with the Company were terminated. To be eligible for Normal Benefits with respect to any Benefit Unit, the Employee must have participated in the Plan for eight (8) years or completed his deferrals of the Total Employee's Deferral Amount with respect to such Benefit Unit and have
(a) attained age sixty (60) and been employed by the Company for fifteen (15) years; (b) attained age fifty-five (55) and been employed by the Company for twenty (20) years; or (c) attained age sixty-five (65). The Eligible Benefit Date shall be determined separately for each Benefit Unit.
1.6 "Retirement Date" means the date of termination of service of the Employee subsequent to his Eligible Benefit Date.
1.7 "Termination of Service" means the Employee's ceasing his service with the Company for any reason whatsoever, whether voluntary or involuntary, except death.
1.8 "Committee" means the Administrative Committee appointed to manage and administer the Plan pursuant to Section 4.1.

1.9 "Beneficiary" means the person or persons designated by an Employee pursuant to Section 3.6.


1.10 References to an Employee's or Beneficiary's age are to his or her chronological age.
1.11 "T Bill Rate" means the average bond equivalent interest rate for ninety (90) day U.S. Treasury Bills for the week including the first day of each month as provided by the Company averaged over the applicable period.
1.12 "Disability", means any termination of service before an Employee attains age sixty (60) which the Committee, in its complete and sole discretion, determines is by reason of an Employee's total and permanent disability. If an Employee makes application for disability benefits under the Social Security Act, as now in effect or as hereafter amended, and qualifies for such benefits, he shall be presumed to qualify as totally and permanently disabled under this Plan. The Committee may require the Employee to submit to an examination by a competent physician or medical clinic selected by the Committee. On the basis of such medicalevidence, the determination of the Committee as to whether or not a condition of total and permanent disability exists shall be conclusive.
To constitute disability, the same must be continuous for at least six (6) months and must commence after the Employee has become a participant in the Plan and must commence before the Employee attains age sixty (60).
1.13 "Benefit Unit" means each separate unit of participation by an Employee under the Plan. A separate Benefit Unit shall exist with respect to the Total Employee's Deferral Amount associated with each separate annual election or special "rollover" election. A separate Exhibit A to the Agreement shall be completed for each separate Benefit Unit.
1.14 "Total Employee's Deferral Amount" means the total aggregate deferral amount which the Employee has agreed to invest with respect to a particular Benefit Unit under the Plan.
1.15 "Deferred Benefit Account" means the separate account maintained for each Employee for each Benefit Unit as defined in Section 2.1 of the Agreement.
1.16 "Special Company Credits" means the total amount added to Deferred
Benefit Account.

II.

EMPLOYEE COMPENSATION REDUCTION
2.1 Employee Compensation.  In order to participate in any Benefit
Unit under the Plan, an Employee shall execute the Agreement and irrevocably elect to reduce the amount of his compensation to be earned following the effective date of the Plan in the amounts and with respect to the years specified in paragraph 4 and Schedule A of the Agreement. A separate
Exhibit A to the Agreement shall be completed for each separate Benefit Unit. The original effective date of the Plan was June 1, 1984, and the first year of the Plan ended on December 31, 1984. Thereafter, the Plan year will be on a calendar year basis. Any eligible Employee electing to participate in a Benefit Unit under the Plan during the first Plan year made an election prior to the effective date of the Plan. Thereafter, any eligible Employee electing to participate in a Benefit Unit under the Plan during a subsequent Plan year shall make an election prior to the beginning of such Plan year.
2.2 Special Rollover. In its sole discretion, the Committee may permit an Employee to make a special "rollover" election to transfer amounts which were previously deferred under the Company's Management Incentive Plan to this Plan. In such event the Committee shall establish and maintain a separate Rollover Deferred Benefit Account for each Employee who makes a rollover transfer to this Plan. Such Rollover Deferred Benefit Account shall be deemed to bear interest at the same rate and subject to the same conditions as other Deferred Benefit Accounts pursuant to paragraph 6 of the Agreement. Each Employee who makes a rollover transfer to a Rollover Deferred Benefit Account shall be treated for purposes of determining benefits under the Plan as having a Benefit Unit with respect to which (a) the amount of the rollover transfer shall be treated as the "Total
Employee's Deferral Amount" and (b) the total Employee's Deferral Amount shall be treated as completed.


III.

BENEFITS
3.1 Normal Benefit. Subject to the Employee's continuation in Service until his Eligible Benefit Date, the Company shall pay to the Employee monthly as compensation for services rendered prior to such date the amount per annum specified in paragraph 7 of the Agreement for twenty (20) consecutive years. The first such payment shall be made on the last day of the first full calendar month following the month during which the Employee reaches his Retirement Date.
3.2 Continuation of Normal Benefit. If an Employee has reached his Eligible Benefit Date and dies prior to receiving payment of all of his Normal Benefit, his Beneficiary shall be entitled to receive the remaining Normal Benefit payments, if any, that would have been paid to the Employee if the Employee had survived until he had received two hundred forty (240) monthly payments of Normal Benefits.
3.3 Alternate Benefit. In lieu of the Normal Benefit, if the Employee continues in Service until his Eligible Benefit Date, the Employee may elect in writing, at any time before the end of the Plan year preceding his Retirement Date, to receive a lump sum payment of the balance of his Retirement Deferred Benefit Accounts for all of his Benefit Units calculated as provided in paragraphs 2.1 and 7 of the Agreement. Payment of the Alternate Benefit shall be made within thirty (30) days following the Employee's Retirement Date. No Survivor Benefits or other benefits shall be payable under the Plan after the Employee receives payment of the Alternate Benefit.
3.4 Termination Benefits. Except as provided in Section 3.5, upon any Termination of Service of the Employee before his Eligible Benefit Date, the Company shall pay to the Employee as compensation for services rendered prior to his Termination of Service the following, subject to paragraph 8 of the Agreement: (a) A lump sum equal to the amounts by which his compensation has been reduced pursuant to paragraph 4 of the Agreement, plus any amounts contributed by the Company toward funding of the Company's obligation to the Employee for payment of the termination benefit, plus interest on the aforesaid amounts at the T Bill Rate (or at the Retirement Interest Yield, as defined in paragraph 2.3(a) of the Agreement, with respect to any Benefit Unit which the Employee has participated in for at least eight (8) years and has completed his deferrals of the Total Employee's Deferral Amount) credited in the manner provided in paragraph 8 of the Agreement (the "Termination Benefit"). For the purpose of the Plan, the date of making reductions in the compensation paid to the Employee shall be specified by the Committee, and all reductions in compensation paid to the Employee during the Plan year shall be considered to have been made not later than the last day of the applicable Plan year. Payment of the Termination Benefit shall be made within thirty (30) days following Termination of Service. (b) The Committee, in its sole discretion, may elect to make payment of the amount set forth in subparagraph (a) above in five (5) consecutive annual installments, the first of which shall be paid within thirty (30) days following Termination of Service. Interest shall continue to be credited on the unpaid amounts as provided in paragraph 8 of the Agreement.
3.5 Survivor Benefits. If the Employee dies while in the Service of the Company and prior to his Eligible Benefit Date, the Company shall pay to the Employee's Beneficiary in annual installments for a period of twenty (20) years the survivor benefit described in paragraph 9(a) of the Agreement. The first of such payments shall be paid on the last day of the first full calendar month following the month of the Employee's death. If the Employee was eligible to receive the Normal Benefit at his death, his Beneficiary shall be entitled to receive the remaining Normal Benefit payments, and thereafter his surviving spouse
(if any) shall receive two-thirds of his annual Normal Benefit for the remainder of her lifetime; provided, however, that in the event the surviving spouse is more than three (3) years younger than the Employee at the time of his death, the benefit payable to the surviving spouse shall be reduced on an actuarial basis. No Survivor Benefits or other benefits shall be payable under the Plan after an Employee receives payment of the Alternate Benefit as provided in Section 3.3.
There shall be a 50% or 100% reduction in Survivor Benefits with respect to a Benefit Unit in the event of a 50% or 100% withdrawal, respectively, from such Benefit Unit pursuant to Section 3.8.
3.6 Recipients of Payments; Designation of Beneficiary. All payments to be made by the Company under the Plan shall be made to the Employee during his lifetime provided that if the Employee dies prior to the completion of such payments, then all subsequent payments under the Plan shall be made by the Company to the beneficiary or beneficiaries designated in accordance with this Section. The Employee may from time to time change the designated beneficiary or beneficiaries by filing a new designation in writing with the Committee. In the event the Employee shall designate more than one (1) beneficiary, the Employee shall also designate the percentage of benefit to be paid to each. If no designation shall be in effect at the time when any benefits payable under this Plan become due, the beneficiary shall be determined pursuant to paragraph 12(c) of the Agreement.
3.7 Disability Benefits. If the Employee becomes disabled as hereinbefore defined while in the Service of the Company prior to the time when the Employee would be entitled to the Normal Benefit and prior to attainment of age sixty (60), the Company shall pay to the Employee during the period such disability continues, in monthly installments, the annual disability benefit described in paragraph 10 of the Agreement until the Employee has attained age sixty (60), at which time the Employee shall be entitled to receive Normal
Benefits or Alternate Benefits as defined in Sections 3.1 and 3.3 hereof even though the Employee may not meet thelength of service or the length of participation provisions hereof. The disability benefit shall be paid in accordance with paragraph 10 of the Agreement and shall beprorated for any period of less than one
(1) year, and the first monthly payment of disability benefits shall be on the last day of the sixth full calendar monthfollowing the onset of such disability.
3.8 Withdrawals. (a) A Participant who is in active Service may elect at any time to receive an immediate lump sum payment of either 50% or 100% of the balance of his Deferred Benefit Accounts for all of his Benefit Units, reduced by a penalty, which shall be forfeited to the Company, equal to ten percent (10%) of the portion (50% or 100%) of the balance of such Deferred Benefit Accounts to be withdrawn, in lieu of payments in accordance with the form previously elected by the Participant. (b) A Participant who is no longer in active Service or a Beneficiary of a deceased Participant may elect at any time to receive an immediate lump sum payment or 100% of the balance of his interest in Deferred Benefit Accounts for all Benefit Units, reduced by a penalty, which shall be forfeited to the Company, equal to ten percent (10%) of his interest in the balance of such Deferred
Benefit Accounts, in lieu of payments in accordance with the form previously elected by the Participant. (c) Upon a finding that a Participant or Beneficiary has suffered a Financial Hardship, the Administrative Committee may, in its sole discretion, permit withdrawals under paragraphs (a) or (b) above without imposing any penalty. Applications for hardship withdrawals and determinations thereon by the AdministrativeCommittee shall be in writing, and a Participant or Beneficiary may be required to furnish written proof of the Financial Hardship. A "Financial Hardship" shall mean an immediate and heavy financial need of the Participant or Beneficiary, determined by the Administrative Committee on the basis of written information supplied by the Participant or Beneficiary, in accordance with such standards as are, from time to time, established by the Administrative Committee. (d) All withdrawals shall result in a termination of the Benefit Unit, if 100% of the Deferred Benefit
Account is withdrawn, or reduction of the Benefit Unit, if 50% of the Deferred Benefit Account is withdrawn, which shall be treated in the manner described in paragraph 13(a) or (b) of the Agreement, respectively.
3.8 Withholding and Employment Taxes. To the extent required by the law in effect at the time payments are made, the Company shall withhold any taxes required to be withheld by the federal or any state or local government from paymentsmade hereunder.

IV.

CONDITIONS RELATED TO BENEFITS
4.1 Administration of Agreement. The Board of Directors shall appoint an Administrative Committee consisting of one or more persons to administer the Plan and to interpret and apply its provisions in accordance with its terms. The Committee shall select the Employees who are eligible to participate in the Plan. A member of the Committee shall not vote or act upon any matter which relates solely to such member as an Employee. In the absence of the appointment of an Administrative Committee, references herein to the Committee shall mean the Board of Directors of the Company.
4.2 Rights on Termination of Service.  Except as expressly provided in this Plan, the Company shall not be required or be liable to make any payment under this Plan subsequent to the Termination of Service of the Employee.
4.3 No Right to Company Assets.  Neither the Employee nor any other
person shall acquire by reason of the Plan or Agreement any	right in
or title to any assets, funds or property of the Company whatsoever including, without limiting the generality of the foregoing, any specific funds or assets which the Company, in itssole discretion, may set aside in anticipation of a liability hereunder, nor in or to any policy or policies of insurance on the life of the Employee owned by the Company. No trust shall be created in connection with or by the execution or adoption of this Plan or the Agreement, and any benefits which become payable hereunder shall be paid from the general assets of the Company. The Employee shall have only a contractual right to the amounts, if any, payable hereunder unsecured by any asset of the Company.
4.4 No Employment Rights. Nothing herein shall constitute a contract of continuing service or in any manner obligate the Company to continue the services of the Employee or obligate the Employee to continue in the service of the Company, and nothing herein shall be construed as fixing or regulating the compensation payable to the Employee.
4.5 Company's Right to Terminate. The Company reserves the sole right to terminate the Plan and/or the Agreement pertaining to the Employee at any time prior to the commencement of payment of his benefits or the occurrence of an event which entitles him to payment of his benefits, provided, however, that the Company may only terminate the Agreement pertaining to the Employee if it terminates the Agreements of all similarly situated Employees. In the event of any such termination, the Employee shall be entitled to the amount specified in Section 3.4 of this Plan at the time of termination of the Plan and/or his Agreement.
4.6 Protective Provisions.  The Employee will cooperate with the
Company by furnishing any and all information requested by the Company in order to facilitate the payment of benefits hereunder, taking such physical examinations as the Company may deem necessary and taking such other actions as may be requested by the Company.
If the Employee refuses to cooperate, the Company shall have no further obligation to the Employee under the Plan or his Agreement.
In the event of the Employee's suicide during the first two (2) years of his deferral period for any Benefit Unit or if the Employee makes any material misstatement of information or non-disclosure of medical history, then benefits may be payable to the Employee under the Plan in a reduced amount, in the Company's sole discretion, provided that the benefits shall at least be equal to the aggregate amounts deferred under the Plan by the Employee.
4.7 Offset. If at the time payments or installments of payments are to be made hereunder the Employee or the beneficiary or both are indebted or obligated to the Company, then the payments remaining to be made to the Employee or the beneficiary or both may, at the discretion of the Company, be reduced by the amount of such indebtedness or obligation; provided, however, that an election by the Company not to reduce any such payment or payments shall not constitute a waiver of its claim for such indebtedness or obligation.
4.8 Arbitration. Any controversy or claim arising out of or relating to this Plan or the Agreement, or the breach thereof, shall be settled by arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof. The arbitration shall occur in Elkhart,
Indiana. The fees and expenses of any arbitration shall be awarded by the arbitrator(s).
V.
MISCELLANEOUS
5.1 Nonassiqnability. Neither the Employee nor any other person shall have any right to commute, sell, assign, pledge, anticipate, mortgage or otherwise encumber, transfer, hypothecate or convey in advance of actual receipt the amounts, if any, payable hereunder, or any part thereof, which are and all rights to which are expressly declared to be unassignable and non-transferable. No part of the amounts payable shall, prior to actual payment, be subject to seizure or sequestration for the payment of any debts, judgments, alimony or separate maintenance owed by the Employee or any other person, or be transferable by operation of law in the event of the Employee's or any other person's bankruptcy or insolvency.
5.2 Gender and Number. Wherever appropriate herein, the masculine may mean the feminine and the singular may mean the plural or vice versa.
5.3 Notice. Any notice required or permitted to be given under the Plan shall be sufficient if in writing and hand delivered, or sent by registered or certified mail, and if given to the Company, delivered to the principal office of the Company, directed to the attention of the President of the Company. Such notice shall be deemed given as of the date of delivery or, if delivery is made by mail, as of the date shown on the postmark or the receipt for registration or certification.
5.4 Amendments. This Plan and any Agreements pursuant to this Plan shall be subject to amendment from time to time as the Board of Directors, in its sole discretion and upon advice of counsel, shall deem necessary or desirable to accomplish the intended purposes of the Plan and to avoid unintended burdens upon the Company which may arise from changes in law or regulations becoming effective after the date of approval of this Plan, or arising from adverse business conditions or for any other reason. Such amendments shall become effective only on and after the date of adoption of such amendments and shall operate prospectively only and may not be more adverse to an Employee than if the Plan or his Agreement were terminated pursuant to Section 4.5 of the Plan.
5.5 Invalid Provisions. If any provision or provisions of this Plan or of any Agreement shall be determined to be invalid, such invalid provision or provisions shall not affect any other provisions of this Plan or of the Agreements, and all other provisions shall remain in full force and effect.























































Exhibit 10(c)
                       CHANGE IN CONTROL, TIER 1

THIS CHANGE IN CONTROL AGREEMENT ("Agreement") is entered into
effective     , 2000, by and between Coachmen Industries, Inc. (the
"Company") and      (the "Executive"). Terms with initial capitalization that
are not otherwise defined in this Agreement shall have the meanings set forth in Schedule A hereto.
   In consideration of the mutual promises and agreements herein contained, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, both parties intending to be legally bound hereby, the Company and Executive hereby agree as follows:

1. Term of Agreement. This Agreement shall terminate, except to the extent that any obligation of the Company hereunder remains unpaid as of such time, upon the first to occur of (a) the termination of Executive's employment with the Company or (b) the third anniversary of the date of a Change in Control of the Company if Executive is employed by the Company upon such third anniversary.

2.  Severance Benefits Upon Termination Following Change in Control.
(a) If a Change in Control of the Company shall have occurred while
Executive is still an employee of the Company, and Executive's employment with the Company is terminated during the three (3) year period following the date of such Change in Control by reason of a termination (1) by the Company without Cause, or (2) by Executive with Good Reason, Executive shall be entitled to the following severance benefits:
(i) Within five (5) business days after the date of Executive's termination, the Company shall make a lump sum payment to Executive in an amount equal to the sum of (A) his accrued but unpaid annual base salary through the date of termination at the greater of the rate in effect at the time the Change in Control occurred or the rate in effect when the notice of termination was given, (B) an amount equal to 100% of Executive's Target Annual Bonus multiplied by a fraction, the numerator of which is the number of days in the fiscal year of the Company to which such Target Annual Bonus relates during which Executive was employed by the Company, and the denominator of which is 365, and (C) an amount equal to Executive's supplemental benefit compensation accrued but unpaid through the date of termination.
(ii) Within thirty (30) days after the date of Executive's termination, the Company shall make a lump sum payment to Executive in an amount equal to three (3) times the sum of (A) Executive's annual base salary at the greater of the rate in effect at the time the Change in Control occurred or the rate in effect when the notice of termination was given, plus
(b)Executive's Target Annual Bonus.
(iii) Within thirty (30) days after the date of a Change in Control, the Company shall amend the Coachmen Industries, Inc. Retirement Plan & Trust (the "401(k) Plan) to provide for full vesting of the Executive's account, effective as of the date of the Change in Control; and, to provide for a special matching contribution to be made on behalf of the Executive equal to three (3) times the annual match that would be made for the Executive at the rate Executive was deferring income into the 401(k) plan as of the date of the Change in Control as if Executive had completed a full year of such deferrals, but in any event not to exceed the amount that would satisfy the 401(k) Plan's actual contribution percentage nondiscrimination testing under
Section 401(m) of the Internal Revenue Code.
(iv) Any outstanding options to purchase stock of the Company held by Executive as of the date of termination shall immediately vest and become exercisable in full.
(v) The restrictions on any shares of restricted stock held by Executive which have not yet terminated will terminate immediately.
(vi) Until the earlier of the third anniversary of the date of termination or the date on which Executive becomes employed by a new employer, the Company shall pay the reasonable costs of an outplacement service selected by Executive and approved by the Company.
(vii) Until the earlier of the third anniversary of the date of termination or the date on which Executive becomes employed by a new employer, the Company shall, at its expense, provide Executive and Executive's family members with medical, dental, life insurance, disability and accidental death and dismemberment benefits at the highest level provided to Executive and Executive's family members during the period beginning immediately prior to the Change of Control and ending on the date of termination, provided, however, that if Executive becomes employed by a new employer which maintains a major medical plan that either (i) does not cover Executive and Executive's family members with respect to a pre-existing condition which was covered under the Company's major medical plan, or (ii) does not cover Executive and Executive's family members for a designated waiting period, Executive's coverage under the Company's major medical plan shall continue (but shall be limited in the event of noncoverage due to a preexisting condition, to the preexisting condition itself) until the earlier of the end of the applicable period of noncoverage under the new employer's plan or the third anniversary of the date of termination.
(viii) The Company shall pay any amounts previously deferred by Executive pursuant to any deferred compensation plan or arrangement maintained by the Company.
(b) The payments provided for under this Section 2 shall be in addition to any non-severance compensation and benefits provided for under any of the Company's employee benefit plans, policies and practices or under the terms of any other contracts, but in lieu of any severance pay under any Company employee benefit plan, policy and practice or under the terms of any other contract including any employment contract.

3. Termination for Cause, Disability, and without Good Reason. No compensation shall be payable under this Agreement in the event Executive's employment with the Company is terminated by reason of (1) a termination by the Company for Cause or for Disability, or (2) a termination by Executive without Good Reason. For purposes of this Agreement:
(a) Disability. The Company may terminate Executive's employment for "Disability" if, due to physical or mental illness or incapacity, Executive shall not have performed his duties with the Company on a substantially full-time basis for (i) six (6) consecutive months, or (ii) for a total of 180 days in any given period of twelve consecutive months, but only if Executive shall not have returned to the full-time performance of his duties with the Company during the thirty (30) day period following the delivery by the Company of a written notice of termination for Disability.
(b) Cause. The Company may terminate Executive's employment for any reason whatsoever at any time during the term of this Agreement, with or without Cause. Any purported termination of employment by the Company for Cause shall be communicated by a written notice of termination to Executive setting forth in reasonable detail all of the facts and circumstances claimed to provide a basis for such termination. If Executive disputes the existence of Cause for any such termination, such termination shall not be considered effective and Executive's rights under this Agreement (excluding his right to terminate with Good Reason under Section 3(c) hereof) shall continue until such dispute is finally determined, whether by mutual agreement by the parties or upon final judgment, order or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected).
(c) Good Reason. Executive may terminate his employment at any time during the term of this Agreement, with or without a Good Reason; provided however that Executive may not terminate this Agreement for Good Reason during any period in which Executive is contesting a termination of Executive's employment by the Company for Cause. Executive's continued employment after the expiration of 60 days from any action that would otherwise constitute Good Reason shall constitute a waiver of rights with respect to such action constituting Good Reason under this Agreement.

4.  No Obligation To Seek Further Employment; Confidential Information.
(a) Executive shall not be required to seek other employment, nor shall the amount of any payment provided for under this Agreement be reduced by any compensation earned by Executive as the result of employment by another employer after the date of termination, or otherwise. The Company's obligations hereunder also shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against Executive. Payments to Executive pursuant to this Agreement shall constitute the entire obligation of the Company for severance pay and full settlement of any claim for severance pay under law or in equity that Executive might otherwise assert against the Company or any of its employees, officers or directors on account of Executive's termination. In consideration for the protection and benefits provided for under this Agreement, Executive hereby agrees to execute a release, substantially in the form of Exhibit B hereto, of any claims for severance pay under law or in equity that Executive might otherwise assert as described in the preceding sentence.
(b) Following the date of termination, Executive shall not disclose to any person, or use to the significant disadvantage of the Company or any of its affiliates, any Confidential Information; provided that nothing contained in this Section 4(b) shall prevent Executive from being employed by a competitor of the Company or utilizing Executive's general skills, experience, and knowledge, including those developed while employed by the Company.
(c) If a Change in Control of the Company shall have occurred while Executive is still an employee of the Company, and Executive's employment with the Company is terminated during the three (3) year period following the date of such Change in Control by reason of a termination (1) by the Company without Cause, or (2) by Executive with Good Reason, Executive shall thereby be automatically released without the need of providing notice: from any other agreement between Executive and the Company entered into before the effective date of this Agreement that imposes any post-employment non-competition or non-solicitation obligations on the Executive; and, from any confidentiality obligations different from the foregoing Section 4(b); including the Business Protection Agreement, and any Confidentiality Agreement or Confidentiality, Conflict of Interest and Invention Agreement between the Company and Executive.

5. Successors. The Company will require any successor or assign (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor or assign to its business and/or assets as aforesaid which executes and delivers the agreement provided for in this Section 5 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law, or otherwise. This Agreement shall inure to the benefit of and be enforceable by Executive's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If Executive should die while any amounts are still payable to him hereunder, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to Executive's estate.

6.  Excise Taxes.
(a) In the event it shall be determined that any payment, distribution or benefit of any type by the Company to or for the benefit of the Executive, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise by reason of a Change of Control of the Company or termination of his employment with the Company (collectively, the "Payments") would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended ("Code") or any successor provision, or any interest or penalties are incurred by Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, hereinafter collectively referred to as the "Excise Tax"), the Company shall pay Executive, at least 30 business days prior to the time payment of any such Excise Tax is due, an additional amount (the "Gross-Up Payment") such that the net amount retained by Executive, after deduction of any Excise Tax and any federal and state and local taxes imposed on the Gross-Up Payment, shall be equal to the Excise Tax imposed on the Payments.
(b) For purposes of determining whether any of the Payments will be subject to the Excise Tax and the amount of such Excise Tax, (1) the Payments shall be treated as "parachute payments" within the meaning of Section 280G(b)(2) of the Code, and all "excess parachute payments" within the meaning of
Section 280G(b)(1) of the Code shall be treated as subject to the Excise Tax, unless in the opinion of tax counsel selected by the independent accounting firm retained by the Company on the date of Change in Control (the
"Accounting Firm"), and acceptable to Executive the Payments (in whole or in part) do not constitute parachute payments or excess parachute payments or are otherwise not subject to the Excise Tax, (2) the amount of the Payments which shall be treated as subject to the Excise Tax shall be equal to the amount of "excess parachute payments" within the meaning of Section
280G(b)(1) (after applying clause (1) above), and (3) the value of any non-cash benefits or any deferred payment or benefit shall be determined by the Accounting Firm in accordance with the principles of Section 280G(d)(3) and
(4) of the Code. For purposes of determining the amount of the Gross-Up Payment, Executive shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation in the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rate of taxation in the state and locality of Executive's residence on the date of termination, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes.
(c) Determination By Accountant. All determinations required to be made under this Section 6, other than those made by tax counsel pursuant to
Section 6(b) hereof, including whether a Gross-Up Payment is required and the amount of such Gross-Up Payment, shall be made at Company's expense by the Accounting Firm, which shall provide detailed supporting calculations both to the Company and Executive within fifteen (15) business days of the Termination Date, if applicable, or such earlier time as is requested by the Company. If the Accounting Firm determines that no Excise Tax is payable by Executive, it shall furnish Executive with an opinion that he has substantial authority not to report any Excise Tax on his federal income tax return. Any determination by the Accounting Firm shall be binding upon the Company and Executive. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made ("Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts its remedies pursuant to Section 6(d) hereof and Executive thereafter is required to make a payment of any Excise Tax, the Accounting
Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for the benefit of Executive.
(d) Notification Required. Executive shall notify the Company in writing of any audit or review by the Internal Revenue Service of Executive's federal income tax return for the year in which a payment under this Agreement is made, within ten business (10) days of Executive's receipt of notification of such audit or review. In addition, Executive shall also notify the Company in writing of the final resolution of such audit or review within ten business (10) days of such resolution. Executive shall not pay any claim that would require payment by the Company of the Gross-Up Payment prior to the expiration of the thirty (30) day period following the the date on which Executive gives notice to the Company of such final resolution (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies Executive in writing prior to the expiration of such period that it desires to contest such claim, Executive shall
(i) give the Company any information reasonably requested by the Company relating to such claim,
(ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company,
(iii) cooperate with the Company in good faith in order to effectively contest such claim,
(iv) permit the Company to participate in any proceedings relating to such claim, provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold Executive harmless, on an after-tax basis, for any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this Section 6(d), the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forgo any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct Executive to pay the tax claimed and sue for a refund, or contest the claim in any permissible manner, and Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs Executive to pay such claim and sue for refund, the Company shall advance the amount of such payment to Executive, on an interest-free basis and shall indemnify and hold Executive harmless, on an after-tax basis, from any Excise Tax or income tax, including interest or penalties with respect thereto, imposed with respect to such advance or with respect to any imputed income with respect to such advance; and further provided that any extension of the statute of limitations relating to payment of taxes for the taxable year of Executive with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.
e. Repayment. If Executive becomes entitled to receive any refund with respect to any payment or advance made pursuant to this Section 6, Executive shall promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by Executive of an amount advanced by the Company pursuant to Section 6(d), a determination is made that Executive shall not be entitled to any refund with respect to such claim and the Company does not notify Executive in writing of its intent to contest such denial of refund prior to the expiration of thirty (30) days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.

7.  Miscellaneous.
(a) Amendments, Waivers. No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing signed by Executive and the Company. Except as otherwise provided in Section 3(c) hereof, no waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.
(b) Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.
(c) Confidentiality. Executive agrees that unless Executive is otherwise required by law to disclose this Agreement, Executive will keep the existence and terms of this Agreement completely confidential, and will not discuss the terms, amount, or existence of this Agreement with anyone other than Executive's spouse, attorneys or tax advisors, provided that these individuals also keep the existence, terms, and amount of this Agreement completely confidential.
(d) Fees and Expenses. Company shall pay all reasonable legal fees and related expenses (including the reasonable costs of experts, evidence and counsel), when and as incurred by Executive, as a result of contesting or disputing any termination of employment of Executive following a Change in Control, or enforcing the terms of this Agreement whether or not such contest or dispute is resolved in Executive's favor but only if Executive was seeking in good faith to obtain or enforce any right or benefit provided by this Agreement or by any other plan or arrangement maintained by the Company under which Executive is or may be entitled to receive benefits.
(e) Survival of Obligations. The obligations of Company under Sections 2 and 6 hereof shall survive the expiration of the term of this Agreement.
(f)  Governing Law.   The laws of Indiana shall be controlling in all matters
relating to this Agreement.
(g) Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto and supersedes all prior agreements, understandings and arrangements, oral or written, between the parties hereto with respect to the subject matter hereof. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not set forth expressly in this Agreement and this Agreement shall supersede any and all prior agreements, understandings or negotiations with respect to the subject matter hereof.
(h) Non-Exclusivity of Rights. Except as explicitly modified by Section (b) of this Agreement, nothing in this Agreement shall prevent or limit Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by Company and for which Executive may qualify, nor shall anything herein limit or reduce such rights as Executive may have under any other agreements with Company. Amounts which are vested benefits or which Executive is otherwise entitled to receive under any plan or program of Company shall be payable in accordance with such plan or program.
(i) Employment. This Agreement applies, and is in full force and effect, and is Fully enforceable against and binding upon Company, whether Executive is employed by Company, or by any corporation, limited liability company, or other legal entity owned or controlled by Company (the "Subsidiaries"). Prior to a Change in Control, Executive may be transferred by Company to any one of its Subsidiaries, or may be deemed to be a loaned, shared or joint employee of one or more of Company's Subsidiaries, and such transfer, loan, sharing or joint employment occurring will not be or be deemed to be a termination of this Agreement. Transfer subsequent to a Change in Control without the prior written consent of Executive shall allow the Executive to terminate his employment with Good Reason.

                                  EXHIBIT A
                                 DEFINITIONS

      "Cause" shall mean Executive's:

(i) (i)   fraud, misappropriation, embezzlement or other willful and knowing act of material misconduct against the Company or any of its affiliates;

(ii) substantial and willful failure to render services in accordance with the terms of Executive's employment, provided that (A) a demand for performance of services has been delivered to the Executive by the Board of Directors of the Company at least 30 days prior to termination identifying the manner in which such Board of Directors believes that the Executive has failed to perform and (B) the Executive has thereafter failed to remedy such failure to perform within thirty (30) days after delivery of such demand for performance;

(iii) willful and knowing violation of any rules or regulations of any governmental or regulatory body material to the business of the Company; or

(iv)   conviction of or plea of nolo contendere to a felony.

      "Change in Control" of the Company shall mean the occurrence of any of the following:

(i) any "person" (as that term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, but excluding the Company, its affiliates, any qualified or non-qualified plan maintained by the Company or its affiliates, and any Passive Investor) becomes the "beneficial owner" (as defined in Rule 13d-3 promulgated under such Act), directly or indirectly, of securities of the Company representing more than 20% of the combined voting power of the Company's then outstanding securities;
(ii) during a period of 24 months, a majority of the Board of Directors of the Company ceases to consist of the existing membership or successors nominated by the existing membership or their similar successors;
(iii) shareholder approval of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than sixty percent (60%) of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or
(iv) shareholder approval of either (A) a complete liquidation or dissolution of the Company or (B) a sale or other disposition of all or substantially all of the assets of the Company, or a transaction having a similar effect.
For these purposes, "Passive Investor" shall mean any person who becomes a beneficial owner of 20% or more of the combined voting power of the Company's then outstanding securities solely because (A) of a change in the aggregate number of voting shares outstanding since the last date on which the person acquired beneficial ownership of any voting shares, or (B) (I) the person acquired beneficial ownership of the shares based on calculations correctly performed and using the Company's most current reports publicly on file with the Securities and Exchange Commission which indicated that acquisition of the shares would not cause the persons to become the beneficial owner of 20% or more of the voting shares then outstanding, and (II) the person had no notice or reason to believe that acquisition of the shares would result in the person becoming the beneficial owner of 20% or more of the voting shares then outstanding, and (III) the person sells a number of shares that reduced the person's beneficial ownership of the voting shares to less than 20% of the voting shares outstanding within ten (10) business days after receiving notice from the Company that the 20% threshold had been exceeded.
      "Confidential Information" means any non-public information relating to the business plans, marketing plans, customers or employees of the Company or any of its subsidiaries or affiliates other than information the disclosure of which cannot reasonably be expected to adversely affect the business of the Company or its subsidiaries or affiliates.

      "Good Reason" shall mean any of the following which occurs subsequent to a Change in Control of the Company without Executive's prior consent:

(i) any adverse change or reduction in Executive's authorities, duties, or responsibilities (including reporting responsibilities); the assignment to Executive of any duties or work responsibilities which are inconsistent with such authorities or responsibilities; or any removal of Executive from, or failure to reappoint or reelect him to any office;

(ii)  a reduction in or failure to pay any portion of Executive's
Annual Base Salary or annual bonus (except for failure to meet reasonable conditions for receipt of the bonus) as in effect on the date of the Change in Control or as the same may be increased from time to time thereafter;

(iii) the failure by Company to provide Executive with compensation and benefits (including, without limitation, incentive, bonus and other compensation plans and any vacation, medical, hospitalization, life insurance, dental or disability benefit plan), or cash compensation in lieu thereof, which are, in the aggregate, no less favorable than those provided by Company to Executive immediately prior to the occurrence of the Change in Control, other than an isolated, immaterial, and inadvertent failure not taken in bad faith and which are remedied by the Company promptly after receipt of a reasonable written notice thereof given by Executive;

(iv)  any material breach by Company of any provision of this Agreement;

(v) Executive being required to relocate to a principal place of employment more than fifty (50) miles from his current place of employment; or

(vi) the failure of Company to obtain a satisfactory agreement from any successor or assign of Company to assume and agree to perform this Agreement, as required in Section 5 hereof; or

"Target Annual Bonus" shall mean the bonus Executive could have earned under the Company's bonus program for senior management for the fiscal year of the Company in which his date of termination occurs. For the fiscal and calendar year 2001, and for subsequent years so long as the variously called "Annual Bonus Incentive Plan for Management" or "Executive Annual Performance Incentive Plan" (the "Plan") approved by the Board of Directors of the Company at its October, 2000 Board Meeting is in effect before a Change in Control, the "Target Annual Bonus" as used in this Agreement is: the "Target Bonus Level" under the Plan, which is the Bonus to be awarded the Executive as if 100% of the Performance Metrics (as defined in the Plan) targets set for the Executive were achieved; plus such additional amount, if any, as the Compensation Committee of the Board of Directors in its discretion shall award based on the circumstances as of the Change in Control; provided that the total of the Target Bonus Level and such additional amount shall not exceed the Ultimate, or maximum Bonus, that could be earned by the Executive under the Plan if the Performance Metrics targets were exceeded by 140%.
Exhibit 10(d)
                    CHANGE IN CONTROL, TIER 2

   THIS CHANGE IN CONTROL AGREEMENT ("Agreement") is entered into
effective     , 2000, by and between Coachmen Industries, Inc. (the
"Company") and      (the "Executive"). Terms with initial capitalization that
are not otherwise defined in this Agreement shall have the meanings set forth in Schedule A hereto.
   In consideration of the mutual promises and agreements herein contained, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, both parties intending to be legally bound hereby, the Company and Executive hereby agree as follows:

1. Term of Agreement. This Agreement shall terminate, except to the extent that any obligation of the Company hereunder remains unpaid as of such time, upon the first to occur of (a) the termination of Executive's employment with the Company or (b) the third anniversary of the date of a Change in Control of the Company if Executive is employed by the Company upon such third anniversary.

2.  Severance Benefits Upon Termination Following Change in Control.
(a) If a Change in Control of the Company shall have occurred while
Executive is still an employee of the Company, and Executive's employment with the Company is terminated during the three (3) year period following the date of such Change in Control by reason of a termination (1) by the Company without Cause, or (2) by Executive with Good Reason, Executive shall be entitled to the following severance benefits:
(i) Within five (5) business days after the date of Executive's termination, the Company shall make a lump sum payment to Executive in an amount equal to the sum of (A) his accrued but unpaid annual base salary through the date of termination at the greater of the rate in effect at the time the Change in Control occurred or the rate in effect when the notice of termination was given, (B) an amount equal to 100% of Executive's Target Annual Bonus multiplied by a fraction, the numerator of which is the number of days in the fiscal year of the Company to which such Target Annual Bonus relates during which Executive was employed by the Company, and the denominator of which is 365, and (C) an amount equal to Executive's supplemental benefit compensation accrued but unpaid through the date of termination.
(ii) Within thirty (30) days after the date of Executive's termination, the Company shall make a lump sum payment to Executive in an amount equal to two (2) times the sum of (A) Executive's annual base salary at the greater of the rate in effect at the time the Change in Control occurred or the rate in effect when the notice of termination was given, plus
(b)Executive's Target Annual Bonus.
(iii) Within thirty (30) days after the date of a Change in Control, the Company shall amend the Coachmen Industries, Inc. Retirement Plan & Trust (the "401(k) Plan) to provide for full vesting of the Executive's account, effective as of the date of the Change in Control; and, to provide for a special matching contribution to be made on behalf of the Executive equal to two (2) times the annual match that would be made for the Executive at the rate Executive was deferring income into the 401(k) plan as of the date of the Change in Control as if Executive had completed a full year of such deferrals, but in any event not to exceed the amount that would satisfy the 401(k) Plan's actual contribution percentage nondiscrimination testing under
Section 401(m) of the Internal Revenue Code.
(iv) Any outstanding options to purchase stock of the Company held by Executive as of the date of termination shall immediately vest and become exercisable in full.
(v) The restrictions on any shares of restricted stock held by Executive which have not yet terminated will terminate immediately.
(vi) Until the earlier of the third anniversary of the date of termination or the date on which Executive becomes employed by a new employer, the Company shall pay the reasonable costs of an outplacement service selected by Executive and approved by the Company.
(vii) Until the earlier of the third anniversary of the date of termination or the date on which Executive becomes employed by a new employer, the Company shall, at its expense, provide Executive and Executive's family members with medical, dental, life insurance, disability and accidental death and dismemberment benefits at the highest level provided to Executive and Executive's family members during the period beginning immediately prior to the Change of Control and ending on the date of termination, provided, however, that if Executive becomes employed by a new employer which maintains a major medical plan that either (i) does not cover Executive and Executive's family members with respect to a pre-existing condition which was covered under the Company's major medical plan, or (ii) does not cover Executive and Executive's family members for a designated waiting period, Executive's coverage under the Company's major medical plan shall continue (but shall be limited in the event of noncoverage due to a preexisting condition, to the preexisting condition itself) until the earlier of the end of the applicable period of noncoverage under the new employer's plan or the third anniversary of the date of termination.
(viii) The Company shall pay any amounts previously deferred by Executive pursuant to any deferred compensation plan or arrangement maintained by the Company.
(b) The payments provided for under this Section 2 shall be in addition to any non-severance compensation and benefits provided for under any of the Company's employee benefit plans, policies and practices or under the terms of any other contracts, but in lieu of any severance pay under any Company employee benefit plan, policy and practice or under the terms of any other contract including any employment contract.

3. Termination for Cause, Disability, and without Good Reason. No compensation shall be payable under this Agreement in the event Executive's employment with the Company is terminated by reason of (1) a termination by the Company for Cause or for Disability, or (2) a termination by Executive without Good Reason. For purposes of this Agreement:
(a) Disability. The Company may terminate Executive's employment for "Disability" if, due to physical or mental illness or incapacity, Executive shall not have performed his duties with the Company on a substantially full-time basis for (i) six (6) consecutive months, or (ii) for a total of 180 days in any given period of twelve consecutive months, but only if Executive shall not have returned to the full-time performance of his duties with the Company during the thirty (30) day period following the delivery by the Company of a written notice of termination for Disability.
(b) Cause. The Company may terminate Executive's employment for any reason whatsoever at any time during the term of this Agreement, with or without Cause. Any purported termination of employment by the Company for Cause shall be communicated by a written notice of termination to Executive setting forth in reasonable detail all of the facts and circumstances claimed to provide a basis for such termination. If Executive disputes the existence of Cause for any such termination, such termination shall not be considered effective and Executive's rights under this Agreement (excluding his right to terminate with Good Reason under Section 3(c) hereof) shall continue until such dispute is finally determined, whether by mutual agreement by the parties or upon final judgment, order or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected).
(c) Good Reason. Executive may terminate his employment at any time during the term of this Agreement, with or without a Good Reason; provided however that Executive may not terminate this Agreement for Good Reason during any period in which Executive is contesting a termination of Executive's employment by the Company for Cause. Executive's continued employment after the expiration of 60 days from any action that would otherwise constitute Good Reason shall constitute a waiver of rights with respect to such action constituting Good Reason under this Agreement.

4.  No Obligation To Seek Further Employment; Confidential Information.
(a) Executive shall not be required to seek other employment, nor shall the amount of any payment provided for under this Agreement be reduced by any compensation earned by Executive as the result of employment by another employer after the date of termination, or otherwise. The Company's obligations hereunder also shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against Executive. Payments to Executive pursuant to this Agreement shall constitute the entire obligation of the Company for severance pay and full settlement of any claim for severance pay under law or in equity that Executive might otherwise assert against the Company or any of its employees, officers or directors on account of Executive's termination. In consideration for the protection and benefits provided for under this Agreement, Executive hereby agrees to execute a release, substantially in the form of Exhibit B hereto, of any claims for severance pay under law or in equity that Executive might otherwise assert as described in the preceding sentence.
(b) Following the date of termination, Executive shall not disclose to any person, or use to the significant disadvantage of the Company or any of its affiliates, any Confidential Information; provided that nothing contained in this Section 4(b) shall prevent Executive from being employed by a competitor of the Company or utilizing Executive's general skills, experience, and knowledge, including those developed while employed by the Company.
(c) If a Change in Control of the Company shall have occurred while Executive is still an employee of the Company, and Executive's employment with the Company is terminated during the three (3) year period following the date of such Change in Control by reason of a termination (1) by the Company without Cause, or (2) by Executive with Good Reason, Executive shall thereby be automatically released without the need of providing notice: from any other agreement between Executive and the Company entered into before the effective date of this Agreement that imposes any post-employment non-competition or non-solicitation obligations on the Executive; and, from any confidentiality obligations different from the foregoing Section 4(b); including the Business Protection Agreement, and any Confidentiality Agreement or Confidentiality, Conflict of Interest and Invention Agreement between the Company and Executive.

5. Successors. The Company will require any successor or assign (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor or assign to its business and/or assets as aforesaid which executes and delivers the agreement provided for in this Section 5 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law, or otherwise. This Agreement shall inure to the benefit of and be enforceable by Executive's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If Executive should die while any amounts are still payable to him hereunder, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to Executive's estate.

6.   Excise Taxes
(a) If it is determined (as hereafter provided) that any payment or distribution by the Company to or for the benefit of the Executive, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise pursuant to or by reason of any other agreement, policy, plan, program or arrangement, including without limitation any stock option, stock appreciation right or similar right, or the lapse or termination of any restriction on or the vesting or exercisability of any of the foregoing (a "Severance Payment"), would be subject to the excise tax imposed by Section 4999 of the Code (or any successor provision thereto) by reason of being "contingent on a change in ownership or control" of the Company, within the meaning of Section 280G of the Code (or any successor provision thereto) or to any similar tax imposed by state or local law, or any interest or penalties with respect to such excise tax (such tax or taxes, together with any such interest and penalties, are hereafter collectively referred to as the "Excise Tax"), then the payments under this Agreement shall be reduced until no portion of the payments are subject to the Excise Tax; provided, however, that in the event the foregoing limitation applies, any reduction in payments will not affect any payments hereunder which do not constitute "parachute payments" within the meaning of Section 280G(b)(2) of the Code. To comply with this provision, the Company and the Executive may agree to reduce the amount permitted to be paid pursuant to this paragraph or other payments and compensation which may be made subject to the provisions of Section 280G of the Code. Notwithstanding the foregoing, the payments shall not be reduced if the net after-tax benefit to the Executive resulting from the receipt of all payments (without any reduction) exceeds the net after-tax benefit to the Executive resulting from the receipt of payments (after reduction).
(b) Subject to the provisions of Section 6(a) hereof, all determinations required to be made under this Section 6, including whether an excise Tax would be payable by the Executive, the amount of such Excise Tax, and whether the payments hereunder should be reduced, shall be made at Company's expense by the Company's independent auditors (the "Accounting Firm") used by the Company prior to the Change in Control (or, if such Accounting Firm declines to serve, the Accounting Firm shall be a nationally recognized firm of certified public accountants selected by the Executive). The Accounting Firm shall be directed by the Company or the Executive to submit its determination and detailed supporting calculations to both the Company and the Executive within 15 calendar days after the termination date, if applicable, and any other such time or times as may be reasonably requested by the Company or the Executive.
(c) The federal, state and local income or other tax returns filed by the Executive, and any filing made by a consolidated tax group which includes the Company, shall be prepared and filed on a basis consistent with the determination of the Accounting Firm. The Executive shall make proper payment of the amount of any Excise Tax payable, and at the request of the Company, provide to the Company true and correct copies (with any amendments) of his/her federal income tax return as filed with the Internal Revenue Service and corresponding state and local tax returns, if any, as filed with the applicable taxing authority, and such other documents reasonably requested by the Company, evidencing such payment.

7.  Miscellaneous.
(a) Amendments, Waivers. No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing signed by Executive and the Company. Except as otherwise provided in Section 3(c) hereof, no waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.
(b) Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.
(c) Confidentiality. Executive agrees that unless Executive is otherwise required by law to disclose this Agreement, Executive will keep the existence and terms of this Agreement completely confidential, and will not discuss the terms, amount, or existence of this Agreement with anyone other than Executive's spouse, attorneys or tax advisors, provided that these individuals also keep the existence, terms, and amount of this Agreement completely confidential.
(d) Fees and Expenses. Company shall pay all reasonable legal fees and related expenses (including the reasonable costs of experts, evidence and counsel), when and as incurred by Executive, as a result of contesting or disputing any termination of employment of Executive following a Change in Control, or enforcing the terms of this Agreement whether or not such contest or dispute is resolved in Executive's favor but only if Executive was seeking in good faith to obtain or enforce any right or benefit provided by this Agreement or by any other plan or arrangement maintained by the Company under which Executive is or may be entitled to receive benefits.
(e) Survival of Obligations. The obligations of Company under Sections 2 and 6 hereof shall survive the expiration of the term of this Agreement.
(f)  Governing Law.   The laws of Indiana shall be controlling in all matters
relating to this Agreement.
(g) Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto and supersedes all prior agreements, understandings and arrangements, oral or written, between the parties hereto with respect to the subject matter hereof. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not set forth expressly in this Agreement and this Agreement shall supersede any and all prior agreements, understandings or negotiations with respect to the subject matter hereof.
(h) Non-Exclusivity of Rights. Except as explicitly modified by Section (b) of this Agreement, nothing in this Agreement shall prevent or limit Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by Company and for which Executive may qualify, nor shall anything herein limit or reduce such rights as Executive may have under any other agreements with Company. Amounts which are vested benefits or which Executive is otherwise entitled to receive under any plan or program of Company shall be payable in accordance with such plan or program.
(i) Employment. This Agreement applies, and is in full force and effect, and is Fully enforceable against and binding upon Company, whether Executive is employed by Company, or by any corporation, limited liability company, or other legal entity owned or controlled by Company (the "Subsidiaries"). Prior to a Change in Control, Executive may be transferred by Company to any one of its Subsidiaries, or may be deemed to be a loaned, shared or joint employee of one or more of Company's Subsidiaries, and such transfer, loan, sharing or joint employment occurring will not be or be deemed to be a termination of this Agreement. Transfer subsequent to a Change in Control without the prior written consent of Executive shall allow the Executive to terminate his employment with Good Reason.

                                  EXHIBIT A
                                 DEFINITIONS

      "Cause" shall mean Executive's:

(i) fraud, misappropriation, embezzlement or other willful and knowing act of material misconduct against the Company or any of its affiliates;

(ii) substantial and willful failure to render services in accordance with the terms of Executive's employment, provided that (A) a demand for performance of services has been delivered to the Executive by the Board of Directors of the Company at least 30 days prior to termination identifying the manner in which such Board of Directors believes that the Executive has failed to perform and (B) the Executive has thereafter failed to remedy such failure to perform within thirty (30) days after delivery of such demand for performance;

(iii) willful and knowing violation of any rules or regulations of any governmental or regulatory body material to the business of the Company; or

(iv)   conviction of or plea of nolo contendere to a felony.

      "Change in Control" of the Company shall mean the occurrence of any of the following:

(i) any "person" (as that term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, but excluding the Company, its affiliates, any qualified or non-qualified plan maintained by the Company or its affiliates, and any Passive Investor) becomes the "beneficial owner" (as defined in Rule 13d-3 promulgated under such Act), directly or indirectly, of securities of the Company representing more than 20% of the combined voting power of the Company's then outstanding securities;
(ii) during a period of 24 months, a majority of the Board of Directors of the Company ceases to consist of the existing membership or successors nominated by the existing membership or their similar successors;
(iii) shareholder approval of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than sixty percent (60%) of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or
(iv) shareholder approval of either (A) a complete liquidation or dissolution of the Company or (B) a sale or other disposition of all or substantially all of the assets of the Company, or a transaction having a similar effect.
For these purposes, "Passive Investor" shall mean any person who becomes a beneficial owner of 20% or more of the combined voting power of the Company's then outstanding securities solely because (A) of a change in the aggregate number of voting shares outstanding since the last date on which the person acquired beneficial ownership of any voting shares, or (B) (I) the person acquired beneficial ownership of the shares based on calculations correctly performed and using the Company's most current reports publicly on file with the Securities and Exchange Commission which indicated that acquisition of the shares would not cause the persons to become the beneficial owner of 20% or more of the voting shares then outstanding, and (II) the person had no notice or reason to believe that acquisition of the shares would result in the person becoming the beneficial owner of 20% or more of the voting shares then outstanding, and (III) the person sells a number of shares that reduced the person's beneficial ownership of the voting shares to less than 20% of the voting shares outstanding within ten (10) business days after receiving notice from the Company that the 20% threshold had been exceeded.
      "Confidential Information" means any non-public information relating to the business plans, marketing plans, customers or employees of the Company or any of its subsidiaries or affiliates other than information the disclosure of which cannot reasonably be expected to adversely affect the business of the Company or its subsidiaries or affiliates.

      "Good Reason" shall mean any of the following which occurs subsequent to a Change in Control of the Company without Executive's prior consent:

(i) any adverse change or reduction in Executive's authorities, duties, or responsibilities (including reporting responsibilities); the assignment to Executive of any duties or work responsibilities which are inconsistent with such authorities or responsibilities; or any removal of Executive from, or failure to reappoint or reelect him to any office;

(ii)  a reduction in or failure to pay any portion of Executive's
Annual Base Salary or annual bonus (except for failure to meet reasonable conditions for receipt of the bonus) as in effect on the date of the Change in Control or as the same may be increased from time to time thereafter;

(iii) the failure by Company to provide Executive with compensation and benefits (including, without limitation, incentive, bonus and other compensation plans and any vacation, medical, hospitalization, life insurance, dental or disability benefit plan), or cash compensation in lieu thereof, which are, in the aggregate, no less favorable than those provided by Company to Executive immediately prior to the occurrence of the Change in Control, other than an isolated, immaterial, and inadvertent failure not taken in bad faith and which are remedied by the Company promptly after receipt of a reasonable written notice thereof given by Executive;

(iv)  any material breach by Company of any provision of this Agreement;

(v) Executive being required to relocate to a principal place of employment more than fifty (50) miles from his current place of employment; or

(vi) the failure of Company to obtain a satisfactory agreement from any successor or assign of Company to assume and agree to perform this Agreement, as required in Section 5 hereof; or

"Target Annual Bonus" shall mean the bonus Executive could have earned under the Company's bonus program for senior management for the fiscal year of the Company in which his date of termination occurs. For the fiscal and calendar year 2001, and for subsequent years so long as the variously called "Annual Bonus Incentive Plan for Management" or "Executive Annual Performance Incentive Plan" (the "Plan") approved by the Board of Directors of the Company at its October, 2000 Board Meeting is in effect before a Change in Control, the "Target Annual Bonus" as used in this Agreement is: the "Target Bonus Level" under the Plan, which is the Bonus to be awarded the Executive as if 100% of the Performance Metrics (as defined in the Plan) targets set for the Executive were achieved; plus such additional amount, if any, as the Compensation Committee of the Board of Directors in its discretion shall award based on the circumstances as of the Change in Control; provided that the total of the Target Bonus Level and such additional amount shall not exceed the Ultimate, or maximum Bonus, that could be earned by the Executive under the Plan if the Performance Metrics targets were exceeded by 140%.















Exhibit  21

Registrant and Subsidiaries of the Registrant
                                                            Percent of Voting
                                               State of     Securities Owned
                                             Incorporation  By the Registrant

Coachmen Industries, Inc.  (Registrant)         Indiana            100%
COA Recreational Vehicle Group, Inc.            Indiana            100%
Coachmen Recreational Vehicle Company, Inc.     Indiana            100%
Southern Ambulance Builders, Inc.               Georgia            100%
Georgie Boy Mfg, Inc.                           Indiana            100%
GBMD, Inc.                                      Indiana            100%
Viking Recreational Vehicles, Inc.              Michigan           100%
Northwoods RV Country, Inc. (Inactive)          Michigan           100%
Shasta Industries, Inc.                         Indiana            100%
Michiana Easy Livin' Country, Inc.              Indiana            100%
Colfax Country RV, Inc.                      North Carolina        100%
Consolidated Housing and
   Building Systems, LLC                        Indiana            100%
All American Homes, Inc.                        Indiana            100%
All American Homes of Indiana, Inc.             Indiana            100%
All American Homes of Ohio, Inc.                  Ohio             100%
All American Homes of Iowa, Inc.                  Iowa             100%
All American Homes of North Carolina, Inc.   North Carolina        100%
All American Homes of Tennessee, Inc.          Tennessee           100%
Mod-U-Kraf Homes, Inc.                          Virginia           100%
Miller Building Systems, Inc.                   Delaware           100%
Miller Building Systems of Indiana, Inc.        Indiana            100%
Miller Building Systems
   of Pennsylvania, Inc.                        Indiana            100%
Miller Building Systems
   of South Dakota, Inc.                      South Dakota         100%
Miller Construction Services, Inc.              Indiana            100%
United Structures, Inc.                         New York           100%
Miller Building Systems
   of Kansas, Inc. (Inactive)                    Kansas            100%
P.M.E. Pacific Systems, Inc. (Inactive)        California          100%
Consolidated Business Development, Inc.         Indiana            100%
Prodesign, Inc.                                 Indiana            100%
Coachmen Technical Services, Inc.               Indiana            100%
Coachmen Transportation, Inc.                   Indiana            100%
Coachmen Aviation, Inc.                         Indiana            100%
Coachmen Administrative Services, Inc.          Indiana            100%
Coachmen Financial Services, Inc.               Delaware           100%
COA Finance Company, LTD                        Bermuda            100%
Coachmen Foreign Sales Corporation            U.S. Virgin
                                                Islands            100%
Coachmen Properties, Inc.                       Indiana            100%
Coachmen Industries of Texas, Inc.               Texas             100%
Coachmen Industries of California, Inc.        California          100%
Rover Industries, Inc.                            Ohio             100%
Clarion Motors Corporation (Inactive)           Indiana            100%
Coachmen Casualty
   Insurance Company (Inactive)                 Arizona            100%
Gulf Coast Easy Livin' Country, Inc.            Florida            100%
Coachmen Industries of Oregon, Inc.              Oregon            100%
Coachmen Properties of Georgia, Inc.            Georgia            100%



Exhibit 23






                (Letterhead of PricewaterhouseCoopers LLP)

                    CONSENT OF INDEPENDENT ACCOUNTANTS





We consent to the incorporation by reference in the registration statements of Coachmen Industries, Inc. on Form S-8 (File No. 333-52378, No. 33-59251, No. 2-45373, No. 2-47923, No. 2-56027 and No. 2-64572) and
in the related Prospectus of our report dated February 2, 2001 (except for information in Note 6, for which the date is February 9, 2001, and Note 14, for which the date is February 12, 2001), on our audits of the consolidated financial statements and financial statement schedule of Coachmen Industries, Inc. and subsidiaries at December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, which report is included in this Annual Report on Form 10-K.





                                   ------------------------------
                                     PricewaterhouseCoopers LLP



South Bend, Indiana
March 28, 2001