Form 10-Q
period 2001-03-31
COACHMEN INDUSTRIES INC
filed 2001-05-15
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                    Form 10-Q

(MARK ONE)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

    At April 30, 2001:

    Common Shares, without par value 15,780,399 shares outstanding including an equivalent number of common share purchase rights.















                       COACHMEN INDUSTRIES, INC.
                                INDEX                       Page No.
PART I.  FINANCIAL INFORMATION

    Financial Statements:

       Condensed Consolidated Balance Sheets-
       March 31, 2001 and December 31, 2000                    4-5

       Condensed Consolidated Statements of Operations-
       Three Months Ended March 31, 2001 and 2000               6

       Condensed Consolidated Statements of Cash Flows-
       Three Months Ended March 31, 2001 and 2000               7

       Notes to Condensed Consolidated Financial Statements    8-10

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations                       11-13

PART II.  OTHER INFORMATION                                   13-14

    Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                      15


This Form 10-Q contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements involve risks and uncertainties, and are dependent on factors, which may include, but are not limited to, the availability and price of gasoline and the impact of economic uncertainty on high-cost discretionary product purchases, which can hinder the sales of recreational vehicles; availability of chassis, which are used in the production of many of the Company's recreational vehicle products; interest rates, which affect the affordability of the Company's products; the functioning of the Company's enterprise-wide technology system, which can impact the Company's day-to-day operations; legislation governing the relationships of the Company with its recreational vehicle dealers, which may affect the Company's options and liabilities in the event of a general economic downturn; and also on the state of the recreational vehicle and modular housing industries in the United States. Other factors affecting forward-looking statements include the cyclical and seasonal nature of the Company's businesses, adverse weather, changes in property taxes and energy costs, changes in federal income tax laws and federal mortgage financing programs, changes in public policy, competition, government regulations and the Company's ability to maintain or increase gross margins which are critical to the profitability whether there are or are not increased sales.

At times, the Company's actual performance differs materially from its projections and estimates regarding the economy, the recreational vehicle and housing and building industries and other key performance indicators. Readers of this Report are cautioned that reliance on any forward-looking statements involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved. For further discussion of the elements involved in this report, see the Company's most recent Annual Report on Form 10-K.




















































                      COACHMEN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands)

                                               MARCH 31,    DECEMBER 31,
                                                 2001          2000

ASSETS
CURRENT ASSETS
  Cash and temporary cash investments         $ 17,229      $  2,614
  Marketable securities                         17,100        18,737
  Trade receivables, less allowance for
   doubtful receivables 2001 - $1,154
   and 2000 - $1,066                            37,812        37,743
  Other receivables                              3,065         2,336
  Refundable income taxes                        2,779         4,600
  Inventories                                   98,866        97,315
  Prepaid expenses and other                     2,007         2,221
  Deferred income taxes                          8,968         8,384

    Total current assets                       187,826       173,950



PROPERTY AND EQUIPMENT, at cost                141,335       139,029
  Less, Accumulated depreciation                55,297        54,866
    Property and equipment, net                 86,038        84,163



INTANGIBLES, net of accumulated amortization
  2001 - $1,129 and 2000 - $917                 19,260        15,983


OTHER                                           28,960        22,350


TOTAL ASSETS                                  $322,084      $296,446





















The accompanying notes are part of the condensed consolidated financial statements.
                      COACHMEN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                           (in thousands)

                                               MARCH 31,    DECEMBER 31,
                                                 2001          2000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt        $    865      $    865
  Accounts payable, trade                       31,299        24,015
  Accrued income taxes                             359           845
  Accrued expenses and other liabilities        43,572        31,988

    Total current liabilities                   76,095        57,713

LONG-TERM DEBT                                  25,295        11,795

DEFERRED INCOME TAXES                            3,722         3,370

OTHER                                            8,202         8,619

    TOTAL LIABILITIES                          113,314        81,497


SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000 shares; issued 2001 - 21,026
   shares and 2000 - 21,020 shares              90,915        90,861
  Additional paid-in capital                     5,648         5,563
  Accumulated other comprehensive loss	        (1,016)          -
  Retained earnings                            164,038       169,766
  Treasury shares, at cost: 2001 - 5,253
   Shares and 2000 - 5,317 shares              (50,815)      (51,241)

     TOTAL SHAREHOLDERS' EQUITY                208,770       214,949

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $322,084      $296,446





















The accompanying notes are part of the condensed consolidated financial statements.
                      COACHMEN INDUSTRIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data)

                                                THREE MONTHS
                                               ENDED MARCH 31,
                                           2001               2000

Net sales                               $154,807           $202,485

Cost of goods sold                       136,802            171,062

    Gross profit                          18,005             31,423

Operating expenses:
  Delivery			           7,843	      8,281
  Selling                                  8,774              8,880
  General and administrative               8,815              7,884

                                          25,432             25,045

    Operating income (loss)               (7,427)             6,378

Nonoperating income (expense):
  Interest expense                          (574)              (363)
  Investment income (loss)                   152               (127)
  Gain (loss) on sale of properties, net      (5)                30
  Other, net                                  62                282
                                            (365)              (178)

    Income (loss) before income taxes     (7,792)             6,200

Income taxes                              (2,852)             2,170

    Net income (loss)                   $ (4,940)          $  4,030

Earnings (loss) per common share:
    Basic                               $   (.31)          $    .26
    Diluted                                 (.31)               .26

Shares used in the computation
 of earnings (loss) per common share:
    Basic                                 15,746             15,551
    Diluted                               15,746             15,570


Cash dividends per common share         $    .05           $    .05













The accompanying notes are part of the condensed consolidated financial statements.
                      COACHMEN INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)

                                                    THREE MONTHS
                                                   ENDED MARCH 31,
                                                 2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by
   operating activities                       $ 15,737      $  2,677

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
   Sale of marketable securities                12,590        56,604
   Sale of properties                              -              55
   Sale of businesses                              -           2,351
  Acquisitions of:
   Marketable securities                       (12,759)      (47,192)
   Property and equipment                       (1,857)       (3,316)
   Businesses, net of cash acquired 	        (7,103)	         -
   Other                                           (92)          207

    Net cash provided by (used in)
     investing activities                       (9,221)        8,709

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt		        13,500	         -
  Payments of long-term debt                    (4,667)         (143)
  Issuance of common shares under stock
   option and stock purchase plans                  54           247
  Tax benefit from stock options exercised         -              67
  Cash dividends paid                             (788)         (782)

    Net cash provided by (used in)
     financing activities                        8,099          (611)

Increase in cash and temporary
    cash investments                            14,615        10,775

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of period                            2,614         4,269
  End of period                               $ 17,229      $ 15,044
















The accompanying notes are part of the condensed consolidated financial statements.

                      COACHMEN INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (in thousands)

1. BASIS OF PRESENTATION
The consolidated balance sheet data as of December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair statement of the interim periods reported. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.


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

The table below presents information about segments used by the chief operating decision maker of the Company for the three months ended March 31, 2001 and 2000:

                                          2001            2000
         Net sales:
              Recreational vehicles    $107,230        $162,638
              Modular housing
                and building             47,577          39,847

                Consolidated total     $154,807        $202,485

         Pretax income (loss):
              Recreational vehicles    $ (5,511)       $  5,867
              Modular housing
                and building                475           1,854

              Other reconciling items  _ (2,756)         (1,521)

                Consolidated total     $ (7,792)       $  6,200

         Total assets:
              Recreational vehicles    $117,631        $165,999
              Modular housing
                and building            116,799          41,918

              Other reconciling items    87,654          87,423

                Consolidated total     $322,084        $295,340



3.  INVENTORIES
    Inventories consist of the following:

                                   March 31,           December 31,
                                     2001                  2000

    Raw materials                 $ 31,183              $ 35,963
    Work in process                  9,350                 8,244
    Finished goods                  58,333                53,108
     Total                        $ 98,866              $ 97,315


4.  EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options and stock awards. The dilutive effect of stock options and awards did not enter into the computation of diluted earnings per share for the quarter ended March 31, 2001, because their inclusion would have been antidilutive.

5.  COMPREHENSIVE INCOME
Other comprehensive loss includes unrealized depreciation of available-for-sale securities, net of taxes. Other comprehensive loss for the three months ended March 31, 2001 was $(1,016). There was no other comprehensive income recorded for the quarter ended March 31, 2000. Total comprehensive income (loss) combines reported net income (loss) and other comprehensive income (loss). Total comprehensive income (loss) for the three months ended March 31, 2001 and 2000 was $(5,956) and $4,030, respectively.

6.  ACQUISITION OF A BUSINESS
On February 12, 2001, the Company acquired all the issued and outstanding shares of capital stock of Kan Build, Inc. ("Kan Build"), a manufacturer of modular buildings with facilities in Osage City, Kansas; Loveland, Colorado; and a new plant under construction in Millikin, Colorado. The purchase price aggregated $21.5 million and consisted of $8.8 cash paid at closing and the assumption of $12.7 of liabilities. The acquisition was accounted for as a purchase.

Unaudited pro forma financial information as if this acquisition had occurred at the beginning of each period is as follows:

                                                    THREE MONTHS
                                                   ENDED MARCH 31,
                                                 2001          2000

    Net sales                                 $158,330      $210,090

    Net income (loss)				(4,847)        4,440

    Earnings (loss) per share:

       Basic				      $   (.31)	    $    .29
       Diluted			 	          (.31)          .29


The unaudited pro forma financial information presented above, including the historical results of Kan Build, is not considered by management to be indicative of the consolidated results of operations which might have been attained had Kan Build actually been acquired at the beginning of these periods, nor is it necessarily indicative of results that may occur in the future.


7.   RECLASSIFICATIONS
Certain information in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2000 has bee reclassified to conform to the 2001 presentation. The reclassifications had no effect on net income as previously reported.


8.  COMMITMENTS AND CONTINGENCIES
The Company was contingently liable at March 31, 2001 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. Historically, the Company has not experienced losses under these agreements. However, in the fourth quarter of 2000 and continuing during the first quarter of 2001, as a result of business conditions affecting the recreational vehicle industry, the Company experienced losses under repurchase agreements. Accordingly, the Company is recording an accrual for estimated losses under repurchase agreements.

The Company is involved in various legal proceedings, which are ordinary litigations incidental to the industry and which are covered in whole or in part by insurance. Management believes that the ultimate outcome of these matters and any liabilities in excess of insurance coverage and self-insurance accruals will not have a material adverse impact on the Company's consolidated financial position or on its future business operations.


















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


                                             Comparison of
                                              Three Months
                                      Ended March 31, 2001 and 2000
                                          Increases (Decreases)

                                          Amount      Percentage

Net sales                              $ (47,678)      (23.5)%

Cost of goods sold                       (34,260)      (20.0)

Delivery			  	    (438)       (5.3)

Selling                                     (106)       (1.2)

General and administrative                   931        11.8

Interest expense                             211        58.1

Investment income                            279       219.7

Loss on sale of
  properties, net                            (35)     (116.7)

Other, net                                  (220)      (78.0)

Loss before income taxes                 (13,992)     (225.7)

Income taxes                              (5,022)     (231.4)

Net loss                                  (8,970)     (222.6)














NET SALES

Consolidated net sales for the quarter ended March 31, 2001 were $154,807, a decrease of 23.5% from the $202,485 reported in the same quarter of 2000. The Company's recreational vehicle segment experienced a sales decrease of 34.1%. Both the motorized and towable products, reflected decreases in the number of units and sales dollars from the 2000 period. The Company's modular housing and building segment experienced a 19.4% increase in net sales for the quarter compared to last year's first quarter. This increase was principally attributable to net sales of acquired businesses during the past eleven-month period.

COST OF GOODS SOLD

Cost of goods sold decreased 20.0% or $34,260 for the three months ended March 31, 2001. As a percentage of net sales, cost of goods sold was 88.4% for the 2001 quarter and 84.5% for the 2000 quarter. The decrease in the dollar amount of cost of goods sold in the current quarter is attributable to lower variable expenses as a result of the decrease in sales and production. The increase in the cost of goods sold percentage to net sales for the 2001 quarter is primarily related to fixed overhead costs, which could not be reduced in the same relationship as the decrease in sales and production.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include delivery, selling, general and administrative expenses, were 16.4% and 12.4% for the quarters ended March 31, 2001 and 2000, respectively. For the quarter ended March 31, 2001 compared to the prior year's first quarter, the percentage of delivery expense to net sales increased 1.0% and the percentage of selling expense to net sales increased 1.3%, while total dollars spent in both categories were down. General and administrative expenses were 5.7% of net sales for the first quarter of 2001 and 3.9% of net sales for the first quarter of 2000. The higher administrative expense is primarily the result of administrative expenses and goodwill amortization for companies acquired during the past eleven month period, which were not included in last year's first quarter results.

INTEREST EXPENSE

Interest expense was $574 and $363 for the quarters ended March 31, 2001 and 2000, respectively. The increase in interest expense reflects a higher overall level of outstanding debt. This increase was the result of borrowing for the Kan Build acquisition and Industrial Revenue Bonds assumed in the acquisitions of the Mod-U-Kraf Homes, Inc. and Miller Building Systems, Inc. during 2000.

INVESTMENT INCOME

Investment income was $152 for the 2001 quarter compared with an investment loss of $127 for the 2000 comparable quarter. The increase was principally attributable to unrealized gains on open U.S. Treasury bond futures compared to unrealized losses on futures options in the 2000 quarter.

GAIN (LOSS) ON THE SALE OF PROPERTIES, NET

The loss on the sale of properties for the quarter ended March 31, 2001 was $5 while the comparative quarter in 2000 was a gain of $30. This classification represents the net result of the amount of gain or loss recognized upon the disposition of various small properties.

OTHER, NET

Other income, net, represents income of $62 for the 2001 first quarter and $282 for the 2000 first quarter. There were no significant variances from the comparable quarters.

INCOME TAXES

For the first quarter ended March 31, 2001, the effective tax credit was 36.6% compared to a first quarter tax rate of 35.0% in 2000. The
Company's effective tax rate fluctuates based upon the states where sales occur, the level of export sales and the amount of nontaxable dividend income on investments.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains a $50 million, unsecured bank line of credit to meet its seasonal working capital needs. At March 31, 2001, there was $13.5 million borrowed against this bank line of credit. For the three months ended March 31, 2001, the major source of cash was provided by operating activities. Net cash provided by operating activities aggregated $15,737 and $2,277 for the quarters ended March 31, 2001 and 2000, respectively. Increased operating cash flows for the current quarter were favorably impacted by an $18.9 million increase in accounts payable and accrued expenses and other liabilities. The cash used in investing activities included the purchase of Kan Build and the acquisition of property and equipment. The cash provided by financing activities consisted of proceeds from long-term debt (used to fund the purchase of Kan Build), partially offset by a cash dividend.

At March 31, 2001, working capital decreased to $111.7 million from $116.2 million at December 31, 2000. The $13.9 million increase in current assets at March 31, 2001 versus December 31, 2000, was primarily due to increased cash and temporary cash investments. The increase in current liabilities of $13.3 million is substantially due to increased trade payables and other accrued liabilities partially offset by a decrease in accrued income taxes.


                     PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

             Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K during the quarter ended March 31, 2001

Form 8-K filed on January 12, 2001, reporting an item 5 event
(a press release announcing a loss in the fourth quarter;
profit for the year).

Form 8-K filed on February 14, 2001, reporting an item 5 event to the effect that the Company modified it's By-Laws and that on February 9, 2001 the Company filed a press release announcing final results for 2000 including nonrecurring special charges and the third major acquisition in the last nine months.

Form 8-K filed on February 16, 2001, reporting an item 5 event
(a press release announcing expansion of modular sector, cash dividend and CFO change).

Form 8-K filed on March 9, 2001, reporting an item 9 event (a press release announcing that on March 14, 2001, the Company will be presenting its calendar year 2000 performance and outlook for 2001 at the RedChip.com(TM) Investor Conference).















































                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       COACHMEN INDUSTRIES, INC.
                                             (Registrant)




Date: May 14, 2001                 \Richard M. Lavers________________
                                   Richard M. Lavers, Executive Vice
     				   President, Interim Chief Financial
     				   Officer, General Counsel and
 				   Secretary



Date: May 14, 2001                 \William M. Angelo_______________
                                   William M. Angelo, Vice President
                                   and Chief Accounting Officer