Form 10-Q
period 2001-06-30
COACHMEN INDUSTRIES INC
filed 2001-08-14
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                    Form 10-Q

(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

    At July 31, 2001:

    Common Shares, without par value 15,862,776 shares outstanding including an equivalent number of common share purchase rights.















                       COACHMEN INDUSTRIES, INC.
                                INDEX
                                                             Page No.
PART I.  FINANCIAL INFORMATION

    Financial Statements:

       Condensed Consolidated Balance Sheets-
       June 30, 2001 and December 31, 2000                      4-5

       Condensed Consolidated Statements of Operations-
       Three and Six Months Ended June 30, 2001 and 2000         6

       Condensed Consolidated Statements of Cash Flows-
       Six Months Ended June 30, 2001 and 2000                   7

       Notes to Condensed Consolidated Financial Statements     8-11

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations                        12-15

PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders 16
    Item 6.  Exhibits and Reports on Form 8-K                    16

SIGNATURES                                                       17

This Form 10-Q contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and are dependent on factors which may include, but are not limited to, the availability and price of gasoline, which can impact sales of recreational vehicles; availability of chassis, which are used in the production of many of the Company's recreational vehicle products; interest rates, which affect the affordability of the Company's products; the functioning of the Company's information technology systems, which can impact the Company's day-to-day operations; changing government regulations, such as those covering accounting standards, environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability; legislation governing the relationships of the Company with its recreational vehicle dealers, which may affect the Company's options and liabilities in the event of a general economic downturn; the impact of economic uncertainty on high-cost discretionary product purchases; and also on the state of the recreational vehicle and modular housing and building industries in the United States. Other factors affecting forward-looking statements include competition in these industries and the Company's ability to maintain or increase gross margins which are critical to profitability whether there are or are not increased sales.

At times, the Company's actual performance differs materially from its projections and estimates regarding the economy, the recreational vehicle industry, the housing and building industries and other key performance indicators. Readers of this Report are cautioned that reliance on any forward-looking statements involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved. For further discussion of the elements involved in the Report, see the Company's most recent Annual Report or Form 10-K.





















































                      COACHMEN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands)

                                               JUNE 30,    DECEMBER 31,
                                                 2001          2000

ASSETS
CURRENT ASSETS
  Cash and temporary cash investments         $ 25,098      $  2,614
  Marketable securities                         13,987        18,737
  Trade receivables, less allowance for
   doubtful receivables 2001 - $1,235
   and 2000 - $1,066                            27,497        37,743
  Other receivables                              3,008         2,336
  Refundable income taxes                        2,108         4,600
  Inventories                                   86,514        97,315
  Prepaid expenses and other                     3,222         2,221
  Deferred income taxes                          9,077         8,384

    Total current assets                       170,511       173,950



PROPERTY AND EQUIPMENT, at cost                142,168       139,029
  Less, Accumulated depreciation                57,684        54,866
    Property and equipment, net                 84,484        84,163



INTANGIBLES, net of accumulated amortization
  2001 - $1,474 and 2000 - $917                 19,087        15,983

OTHER                                           28,663        22,350

TOTAL ASSETS                                  $302,745      $296,446























The accompanying notes are part of the condensed consolidated financial statements.
                      COACHMEN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands)

                                               JUNE 30,    DECEMBER 31,
                                                 2001          2000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt        $    865      $    865
  Accounts payable, trade                       20,310        24,015
  Accrued income taxes                             269           845
  Accrued expenses and other liabilities        39,667        31,988

    Total current liabilities                   61,111        57,713

LONG-TERM DEBT                                  19,945        11,795

DEFERRED INCOME TAXES                            3,349         3,370

OTHER                                            8,580         8,619

    TOTAL LIABILITIES                           92,985        81,497

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000 shares; issued 2001 - 21,033
   shares and 2000 - 21,020 shares              90,966        90,861
  Additional paid-in capital                     5,692         5,563
Accumulated other comprehensive net loss      (1,206)
Retained earnings                            164,671       169,766
  Treasury shares, at cost: 2001 - 5,186
   Shares and 1999 - 5,317 shares              (50,363)      (51,241)

     TOTAL SHAREHOLDERS' EQUITY                 209,760       214,949

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $302,745      $296,446



















The accompanying notes are part of the condensed consolidated financial statements.
                      COACHMEN INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts)

                                    THREE MONTHS         SIX MONTHS
                                    ENDED JUNE 30,      ENDED JUNE 30,
                                   2001      2000      2001      2000

Net sales                        $162,359  $194,699  $315,283  $395,911

Cost of sales                     134,300   164,184   271,102   335,246

    Gross profit                   28,059    30,515    44,181    60,665

Operating expenses:
Delivery                          8,500     8,352    16,343    16,633
Selling                           7,210     8,707    14,101    16,314
General and administrative        8,870     7,974    17,685    15,792

    Total operating expenses       24,580    25,033    48,129    48,739

    Operating income (loss)         3,479     5,482    (3,948)   11,926

Nonoperating income (expense):
  Interest expense                   (977)     (626)   (1,551)   (1,055)
  Investment income (loss)            (41)      388       111       261
  Gain on sale of
     properties, net                   67         6        62        36
  Other income (expense), net        (281)      105      (219)      387

    Total nonoperating
      (Expense), net               (1,232)     (127)   (1,597)     (371)

    Income (loss) before
       income taxes                 2,247     5,355    (5,545)   11,555

Income taxes                          823     1,655    (2,029)    3,825

    Net income (loss)            $  1,424  $  3,700  $ (3,516) $  7,730

Earnings (loss) per common share:
    Basic                        $    .09  $    .24  $   (.22) $    .50
    Diluted                      $    .09  $    .24  $   (.22) $    .50

Number of common shares used in
 the computation of earnings (loss)
 per common share:
    Basic                          15,778    15,566    15,773    15,559
    Diluted                        15,855    15,581    15,773    15,571

Cash dividends per common share  $    .05  $    .05  $    .10  $    .10








The accompanying notes are part of the condensed consolidated financial statements.
                      COACHMEN INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)

                                                     SIX MONTHS
                                                   ENDED JUNE 30,
                                                 2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by
   operating activities                       $ 27,568      $ 12,982

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from:
   Sale of marketable securities                30,251        72,844
   Sale of properties                              105            79
   Sale of businesses                              -           2,351
  Acquisitions of:
   Marketable securities                       (27,993)      (62,794)
   Property and equipment                       (3,093)       (6,497)
   Businesses, net of cash acquired             (7,273)       (7,201)
   Other                                           490           866

    Net cash (used in) investing activities     (7,513)         (352)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                  13,500           -
  Payments of long-term debt                   (10,017)       (1,796)
  Issuance of common shares under stock
   option and stock purchase plans                 525           320
  Tax benefit from stock options exercised         -              71
  Cash dividends paid                           (1,579)       (1,559)

    Net cash provided by (used in)
      financing activities                       2,429        (2,964)

Increase(decrease)in cash and temporary
    cash investments                            22,484         9,666

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of period                            2,614         4,269
  End of period                               $ 25,098      $ 13,935


















The accompanying notes are part of the condensed consolidated financial statements.
                      COACHMEN INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (in thousands)

1.  BASIS OF PRESENTATION

    The consolidated balance sheet data at December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

    In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair statement of the interim periods reported. The results of operations for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

 The table below presents information about segments used by the chief operating decision maker of the Company for the three and six month periods ended June 30, 2001 and 2000:

                                         Three Months          Six Months
                                        Ended June 30,       Ended June 30,
                                   2001      2000      2001      2000
    Net sales:
       Recreational vehicles     $ 93,914  $148,815  $200,178  $311,259
       Modular housing
        and building               68,445    45,884   115,105    84,652

         Consolidated total      $162,359  $194,699  $315,283  $395,911

    Pretax income (loss):
       Recreational vehicles     $ (1,998) $  3,096  $ (7,509) $  8,963
       Modular housing
        and building                5,723     4,173     6,198     6,027
       Other reconciling items   _ (1,478)   (1,914)   (4,234)   (3,435)

         Consolidated total      $  2,247  $  5,355  $ (5,545) $ 11,555

                                                 June 30,   December 31,
                                                   2001        2000
    Total assets:
       Recreational vehicles                     $ 95,893    $139,383
       Modular housing and building               110,753     100,340
       Other reconciling items                     96,099      56,723

         Consolidated total                      $302,745    $296,446
3.  INVENTORIES

    Inventories consist of the following:

                                   June 30,           December 31,
                                     2001                  2000

    Raw materials                 $ 23,527              $ 35,963
    Work in process                 13,013                 8,244
    Finished goods                  49,974                53,108

     Total                        $ 86,514              $ 97,315

4.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options and stock awards. The dilutive effect of stock options and awards did not enter into the computation of diluted earnings per share for the six months ended June 30, 2001, because their inclusion would have been antidilutive.

The sum of quarterly earnings per share for the two quarters may not equal year-to-date earnings per share due to rounding and changes in the diluted potential common shares.

5.  COMPREHENSIVE INCOME

Other comprehensive loss represents unrealized depreciation of available-for-sale securities, net of deferred income taxes. Other comprehensive loss was $(190) and $(1,206) for the 2001 second quarter and six months, respectively. There was no other comprehensive income recorded for the quarter or six months ended June 30, 2000. Total comprehensive income (loss) combines reported net income (loss) and other comprehensive loss. Total comprehensive income (loss) for the quarters ended June 30, 2001 and 2000 was $1,234 and $3,700, respectively, and $(4,722) and $7,730 for the six months ended June 30, 2001 and 2000, respectively.


6.  COMMITMENTS AND CONTINGENCIES

    The Company was contingently liable at June 30, 2001 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. Historically, the Company has not experienced significant losses under these agreements. However, in the fourth quarter of 2000 and continuing to a lesser extent through the second quarter of 2001, as a result of business conditions affecting the recreational vehicle industry, the Company experienced losses under repurchase agreements. Accordingly, the Company is recording an accrual for estimated losses under repurchase agreements.

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

7.  ACQUISITION OF A BUSINESS

On February 12, 2001, the Company acquired all of the issued and outstanding shares of capital stock of Kan Build, Inc. ("Kan Build"), a manufacturer of modular buildings with facilities in Osage City, Kansas; Loveland, Colorado; and a new plant under construction in Millikin, Colorado. The purchase price aggregated $21.6 million and consisted of $8.9 million cash paid at closing and the assumption of $12.7 million of liabilities. The excess of purchase price over fair value of assets acquired ("goodwill"), which approximated $3.7 million, is being amortized on a straight-line basis over 20 years. The acquisition was accounted for as a purchase and the operating results of Kan Build are included in the Company's consolidated financial statements from the date of acquisition.

During the second quarter of 2001, all manufacturing operations in the Loveland, Colorado facility were relocated to the newly constructed facility in Millikin, Colorado. The lease on the Loveland, Colorado facility was subsequently terminated.

Unaudited pro forma financial information as if this acquisition had occurred at the beginning of each period is as follows:

                                       Six Months
                                            Ended June 30,
                                           2001       2000

    Net sales                            $318,806   $410,103

    Net income (loss)                      (3,494)     8,287

    Earnings (loss) per share:

       Basic                             $   (.22)  $    .53
       Diluted                               (.22)       .53


8.	  NEW AND PENDING ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2001, the Company adopted two new accounting pronouncements of the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB"). EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," requires freight billed to customers to be considered as sales revenue. Previously, the Company netted freight billed to customers against delivery expenses. EITF 00-22, "Accounting for Points and Certain Time or Volume-Based Sales Incentive Offers...," requires certain volume-based sales rebates to be netted against sales revenue. Previously, the Company included such rebates in selling expenses. Net sales, delivery expenses and selling expenses for prior periods have been restated to conform with the current presentation. The adoption of these two new EITF pronouncements had no impact on net income. In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001 and, accordingly, the Company will adopt SFAS No. 142 for its fiscal year commencing January 1, 2002. The Company has not made a determination as to the effect of adopting SFAS No. 142.
















































                      COACHMEN INDUSTRIES, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (in thousands, except per share amounts)

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition, results of operations and cash flows during the periods included in the accompanying condensed consolidated financial statements.

A summary of the changes in the principal items included in the condensed consolidated statements of income is shown below.




                                               Comparison of
                                     Three Months          Six Months
                                       Ended June 30, 2001 and 2000
                                           Increases (Decreases)

                                   Amount Percentage   Amount Percentage

Net sales                        $ (32,340) (16.6)%   $(80,628)  (20.4)%

Cost of sales                      (29,884) (18.2)     (64,144)  (19.1)

Delivery expense                       148    1.8         (290)   (1.7)

Selling expenses                    (1,497) (17.2)      (2,213)  (13.6)

General and
     administrative expenses           896   11.2        1,893    12.0

Interest expense                       351   56.1          496    47.0

Investment income                     (429)   n/m         (150)    n/m

Gain on sale of
     properties, net                    61    n/m           26     n/m

Other income, net                     (386)   n/m         (606)    n/m

Income (loss) before income taxes   (3,108) (58.0)     (17,100) (148.0)

Income taxes                          (832) (50.3)      (5,854) (153.0)

Net income (loss)                   (2,276) (61.5)     (11,246) (145.5)




n/m - not meaningful






NET SALES

Consolidated net sales for the quarter ended June 30, 2001 were $162.4 million, a decrease of 16.6% from the $194.7 million reported for the corresponding quarter last year. Net sales for the six months were $315.3 million, representing a decrease of 20.4% from the $395.9 million reported for the same period in 2000. The Company's recreational vehicle segment experienced a net sales decrease of 36.9% for the quarter and a decrease of 35.7% for the six months. Both the motorized and towable products had decreases in the number of units and sales dollars from the 2000 periods reflecting a continuing industry-wide softness in the recreational vehicle industry during the three and six month comparable periods. After adjustments for sold or discontinued RV operations, sales for 2000 were $128.3 million for the second quarter and $276.8 million for the first six months of the year. The Company's modular housing and building segment experienced a net sales increase for the 2001 quarter of 49.2% and 36.0% for the six months. This increase was principally attributable to net sales of acquired businesses during the past twelve-month period.

COST OF SALES

Cost of sales decreased 18.2% or $29.9 million for the three months and 19.1% or $64.1 million for the six months ended June 30, 2001. The decrease for the quarter is greater than the decrease in net sales while the decrease for the six months is less than the decrease in net sales for the corresponding period. As a percentage of sales, cost of sales decreased 1.6 percentage points and increased 1.3 percentage points for the quarter and six months, respectively, from the comparable prior year periods. The most recent quarter was favorably impacted by cost cutting efforts, particularly in the recreational vehicle segment and book to physical inventory adjustments, particularly in the modular housing and building segment. Several recreational vehicle manufacturing facilities were consolidated during the most recent six months with anticipation of improving the utilization of the remaining facilities.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include delivery, selling, general and administrative expenses, were 15.1% and 15.3% for the 2001 quarter and six months compared to 12.9% and 12.3% for the quarter and six months of 2000. As a percentage of net sales, delivery expenses increased by .9 percentage points for the three months and 1.0 percentage points for the six months compared to the prior year three and six month periods. This increase was mainly attributable to higher fuel costs and fuel surcharges from outside carriers. In addition, as a result of lower sales volume in the current periods, there was less efficient utilization of Company-owned transportation equipment. Selling expenses, at 4.4% of net sales for the quarter ended June 30, 2001, were approximately the same when compared to the second quarter of the previous year. For the six month period, selling expenses in 2001, as a percentage of net sales of 4.5%, were .4 percentage points higher than the 4.1% in 2000. While total dollars spent were down 13.6% for the six month period, revenue declined 20.4%. General and administrative expenses were 5.5% of net sales for the second quarter compared to 4.1% for the 2000 corresponding quarter and 5.6% of net sales for the six month period compared to 4.0% for 2000. These increases in both the quarter and six month periods were primarily the result of goodwill amortization for companies acquired during the past twelve month period, which were not included in last year's results for the first six months.

INTEREST EXPENSE

Interest expense was $977 and $1,551 for the three and six month periods in 2001 compared to $626 and $1,055 in the same periods last year. Interest expense varies with the amount of long-term debt and the increase in cash surrender value for the Company's investment in life insurance contracts. These life insurance contracts were purchased to fund obligations under deferred compensation agreements with executives and other key employees. The interest costs associated with deferred compensation obligations and with the borrowings against the cash value of the insurance policies are partially offset by the increases in cash surrender values. The increase in interest expense is primarily the result of borrowing for the Kan Build acquisition and Industrial Revenue Bonds assumed in the acquisitions of Mod-U-Kraf Homes, Inc. and Miller Building Systems, Inc. during 2000.

INVESTMENT INCOME (LOSS)

There was an investment loss of $41 for the quarter ended June 30, 2001 compared to investment income of $388 for the second quarter of 2000. For the six month period, investment income in 2001 of $111 is 57.5% less than the $261 of investment income from the previous year. This decrease in investment income is principally attributable to realized losses incurred from the sale of preferred stocks of certain utility companies as well as a reduction of interest income resulting from lower interest rates during the 2001 periods.

GAIN ON THE SALE OF PROPERTIES, NET

There was a net gain on the sale of properties for the second quarter of 2001 of $67 compared with a gain of $6 in the same quarter of 2000. The net gain on the sale of properties for the first six months of 2001 and 2000 was $62 and $36, respectively. This classification represents the net result of the amount of gain or loss recognized upon the disposition of various small properties.

OTHER INCOME, NET

Other income, net, represents an expense of $281 for the second quarter and $219 for the six months compared to income of $105 and $387 for the 2000 second quarter and six months, respectively. The most significant item was a $400 charge recorded in the current quarter to write-down the carrying value of Georgia property held for sale. The property was written-down to its estimated fair value based on its sale subsequent to June 30, 2001.

INCOME TAXES

For the second quarter and six months ended June 30, 2001, the effective tax rate was 36.6% compared with a second quarter and 2000 year-to-date effective tax rate of 30.9% and 33.1%, respectively. The Company's effective tax rate fluctuates based upon the states where sales occur, with the level of export sales, and also with the amount of nontaxable dividend income on investments.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains a $50 million unsecured bank line of credit to meet its seasonal working capital needs. At June 30, 2001, there was $8.5 million borrowed against this line of credit. For the six months ended June 30, 2001, the major source of cash was from operating activities. Net cash provided by operating activities aggregated $27,568 and $12,982 for the six months ended June 30, 2001 and 2000, respectively. The significant items in operating activities for the six months ended June 30, 2001 were depreciation, a decrease in trade accounts receivable, a decrease in inventories and an increase in accrued expenses. The positive cash flow from these items was partially offset by the net loss and a decrease in accounts payable. The cash used in investing activities included the purchase of Kan Build and the acquisition of property and equipment. The cash provided by financing activities consisted of proceeds from long-term debt (used to fund the purchase of Kan Build), partially offset by cash dividends paid and the repayment of long-term debt.

At June 30, 2001, working capital decreased to $109.4 million from the $116.2 million at December 31, 2000. The $3.5 million decrease in current assets at June 30, 2001 versus December 31, 2000, was primarily due to decreases in trade accounts receivable and inventories. This was mostly offset by increases in cash and marketable securities which increased $17.7 million during the six month period. The increase in current liabilities of $3.4 million is primarily due to customer deposits offset partially by a decrease in accounts payable.


































                     PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     a) The annual meeting of the shareholders of Coachmen Industries, Inc. was held on May 3, 2001.

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

     c) The tabulation of votes for each Director nominee was as follows:

                                           For         Withheld
         Election of Directors:
            Claire C. Skinner         14,623,142         153,744
            Thomas H. Corson          14,622,722         154,164
            Keith D. Corson           14,622,922         153,964
            Fredrick M. Miller        14,623,322         153,564
            William P. Johnson        14,623,322         153,564
            Philip G. Lux             14,622,705         154,181
            Edwin W. Miller           14,623,322         153,564
            Robert J. Deputy          14,623,322         153,564
            Donald W. Hudler          14,622,922         153,964
            Geoffrey B. Bloom         14,623,322         153,564


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

             None

     (b)  Reports on Form 8-K during the quarter ended June 30, 2001

Form 8-K, dated May 7, 2001, reporting an Item 5 event (a press release announcing first quarter results and declaring 75th consecutive quarterly dividend).

Form 8-K, dated June 19, 2001, reporting an Item 5 event (a press release regarding appointment of Chief Financial
Officer and Senior Vice President of Human Resources).








                               SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       COACHMEN INDUSTRIES, INC.
                                             (Registrant)




Date: August 13, 2001              _____________________________________
                                   Joseph P. Tomczak, Executive Vice
                                   President and Chief Financial Officer




Date: August 13, 2001              _____________________________________
                                   Gary L. Near, Vice President
                                   and Controller










1


16