Form 10-Q
period 2001-09-30
COACHMEN INDUSTRIES INC
filed 2001-11-13
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                    Form 10-Q

(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

    At October 31, 2001:

    Common Shares, without par value 15,918,403 shares outstanding including an equivalent number of common share purchase rights.








                       COACHMEN INDUSTRIES, INC.
                                INDEX
                                                             Page No.
PART I.  FINANCIAL INFORMATION

    Financial Statements:

       Condensed Consolidated Balance Sheets-
       September 30, 2001 and December 31, 2000                  4-5

       Condensed Consolidated Statements of Operations-
       Three and Nine Months Ended September 30, 2001 and 2000     6

       Condensed Consolidated Statements of Cash Flows-
       Nine Months Ended September 30, 2001 and 2000               7

       Notes to Condensed Consolidated Financial Statements     8-11

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations                        12-15

PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                     16

SIGNATURES                                                        17

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





















































                      COACHMEN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands)

                                             SEPTEMBER 30,  DECEMBER 31,
                                                 2001          2000

ASSETS
CURRENT ASSETS
  Cash and temporary cash investments         $ 31,634      $  2,614
  Marketable securities                         12,852        18,737
  Trade receivables, less allowance for
   doubtful receivables 2001 - $1,185
   and 2000 - $1,066                            31,697        37,743
  Other receivables                              4,068         2,336
  Refundable income taxes                        1,522         4,600
  Inventories                                   85,850        97,315
  Prepaid expenses and other                     5,462         2,221
  Deferred income taxes                          8,858         8,384

    Total current assets                       181,943       173,950



PROPERTY AND EQUIPMENT, at cost                141,203       139,029
  Less, Accumulated depreciation                58,899        54,866
    Property and equipment, net                 82,304        84,163



INTANGIBLES, net of accumulated amortization
  2001 - $1,786 and 2000 - $917                 18,775        15,983

OTHER                                           27,653        22,350

TOTAL ASSETS                                  $310,675      $296,446






















The accompanying notes are part of the condensed consolidated financial statements.
                      COACHMEN INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands)

                                             SEPTEMBER 30,  DECEMBER 31,
                                                 2001          2000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt        $    927      $    865
  Accounts payable, trade                       33,715        24,015
  Accrued income taxes                             -             845
  Accrued expenses and other liabilities        42,403        31,988

    Total current liabilities                   77,045        57,713

LONG-TERM DEBT                                  11,379        11,795

DEFERRED INCOME TAXES                            3,349         3,370

OTHER                                            8,204         8,619

    TOTAL LIABILITIES                           99,977        81,497

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000 shares; issued 2001 - 21,039
   shares and 2000 - 21,020 shares              91,019        90,861
  Additional paid-in capital                     5,578         5,563
  Accumulated other comprehensive net loss        (824)          -
  Retained earnings                            164,882       169,766
  Treasury shares, at cost: 2001 - 5,123
   Shares and 1999 - 5,317 shares              (49,957)      (51,241)

    TOTAL SHAREHOLDERS' EQUITY                 210,698       214,949

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $310,675      $296,446





















The accompanying notes are part of the condensed consolidated financial statements.
                      COACHMEN INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts)

                                    THREE MONTHS         NINE MONTHS
                                 ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                   2001      2000      2001      2000

Net sales                        $149,577  $188,473  $464,860  $584,384

Cost of sales                     123,436   161,267   394,538   496,513

    Gross profit                   26,141    27,206    70,322    87,871

Operating expenses:
  Delivery                          8,023     7,875    24,366    24,508
  Selling                           7,882     9,186    21,983    25,500
  General and administrative        8,022     8,228    25,707    24,020

    Total operating expenses       23,927    25,289    72,056    74,028

    Operating income (loss)         2,214     1,917    (1,734)   13,843

Nonoperating income (expense):
  Interest expense                   (711)     (545)   (2,262)   (1,600)
  Investment income (loss)           (117)      569        (6)      830
  Gain on sale of
     properties, net                  147     1,216       209     1,252
  Other income (expense), net          76       119      (143)      506

    Total nonoperating income
      (expense), net                 (605)    1,359    (2,202)      988

    Income (loss) before
       income taxes                 1,609     3,276    (3,936)   14,831

Income taxes (benefit)                604     1,003    (1,425)    4,828

    Net income (loss)            $  1,005  $  2,273  $ (2,511) $ 10,003

Earnings (loss) per common share:
    Basic                        $    .06  $    .15  $   (.16) $    .64
    Diluted                      $    .06  $    .15  $   (.16) $    .64

Number of common shares used in
 the computation of earnings (loss)
 per common share:
    Basic                          15,815    15,574    15,811    15,566
    Diluted                        15,875    15,577    15,867    15,573

Cash dividends per common share  $    .05  $    .05  $    .15  $    .15







The accompanying notes are part of the condensed consolidated financial statements.
                      COACHMEN INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)

                                                       NINE MONTHS
                                                   ENDED SEPTEMBER 30,
                                                   2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by
   operating activities                         $ 42,591      $ 24,445

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Proceeds from:
   Sale of marketable securities                  40,975       101,820
   Sale of properties                              1,583         2,085
   Sale of businesses                                -           5,644
  Acquisitions of:
   Marketable securities                         (37,633)      (91,842)
   Property and equipment                         (3,968)      (10,219)
   Businesses, net of cash acquired               (7,273)       (7,201)
   Other                                            (578)          901

    Net cash from (used in) investing activities  (6,894)        1,188

CASH FLOWS USED IN FINANCING ACTIVITIES
  Proceeds from long-term debt                    13,500           -
  Payments of long-term debt                     (18,521)       (1,946)
  Issuance of common shares under stock
   option and stock purchase plans                   717           386
  Tax benefit from stock options exercised           -              81
  Cash dividends paid                             (2,373)       (2,339)

    Net cash used in financing activities         (6,677)       (3,818)

Increase in cash and temporary cash investments   29,020        21,815

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of period                              2,614         4,269
  End of period                                 $ 31,634      $ 26,084



















The accompanying notes are part of the condensed consolidated financial statements.
                      COACHMEN INDUSTRIES, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (in thousands)

1.  BASIS OF PRESENTATION

The consolidated balance sheet data at December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair statement of the interim periods reported. The results of operations for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

The table below presents information about segments used by the chief operating decision maker of the Company for the three and nine month periods ended September 30, 2001 and 2000:

                                    Three Months          Nine Months
                                 Ended September 30,  Ended September 30,
                                   2001      2000       2001      2000
Net sales:
   Recreational vehicles         $ 78,527  $140,066   $278,705  $451,325
   Modular housing and building    71,050    48,407    186,155   133,059

      Consolidated total         $149,577  $188,473   $464,860  $584,384

Pretax income (loss):
   Recreational vehicles         $ (1,551) $    543   $ (9,060) $  9,506
   Modular housing and building     6,288     3,873     12,486     9,900
   Other reconciling items         (3,128)   (1,140)    (7,362)   (4,575)

      Consolidated total         $  1,609  $  3,276   $ (3,936) $ 14,831

                                                 As of         As of
                                             September 30,  December 31,
                                                 2001          2000
Total assets:
   Recreational vehicles                       $ 97,529      $139,383
   Modular housing and building                 109,284       100,340
   Other reconciling items                      103,862        56,723

      Consolidated total                       $310,675      $296,446

3.  INVENTORIES

Inventories consist of the following:

                                   September 30,       December 31,
                                       2001               2000

      Raw materials                 $ 29,023           $ 35,963
      Work in process                  9,327              8,244
      Finished goods                  47,500             53,108

      Total                         $ 85,850           $ 97,315

4.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options and stock awards. The dilutive effect of stock options and awards did not enter into the computation of diluted earnings per share for the nine months ended September 30, 2001, because their inclusion would have been antidilutive.

The sum of quarterly earnings per share for the three quarters may not equal year-to-date earnings per share due to rounding and changes in the diluted potential common shares.

5.  COMPREHENSIVE INCOME

Other comprehensive loss represents unrealized depreciation of available-for-sale securities, net of deferred income taxes. Other comprehensive income (loss) was $382 and $(824) for the 2001 third quarter and nine months, respectively. There was no other comprehensive income recorded for the quarter or nine months ended September 30,
2000.   Total comprehensive income (loss) combines reported net income
(loss) and other comprehensive loss. Total comprehensive income (loss) for the quarters ended September 30, 2001 and 2000 was $1,387 and $2,273, respectively, and $(3,335) and $10,003 for the nine months ended September 30, 2001 and 2000, respectively.

6.  COMMITMENTS AND CONTINGENCIES

The Company was contingently liable at September 30, 2001 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. Historically, the Company has not experienced significant losses under these agreements. However, in the fourth quarter of 2000 and continuing to a lesser extent through the third quarter of 2001, as a result of business conditions affecting the recreational vehicle industry, the Company experienced losses under repurchase agreements. Accordingly, the Company is recording an accrual for estimated losses under repurchase agreements. The Company is involved in various legal proceedings which are ordinary disputes incidental to the industry and many of which are covered in whole or in part by insurance. Management believes that the ultimate outcome of these matters and any liabilities in excess of insurance coverage and self-insurance accruals will not have a material adverse impact on the Company's consolidated financial position or on its future business operations.

7.  ACQUISITION OF A BUSINESS

On February 12, 2001, the Company acquired all of the issued and outstanding shares of capital stock of Kan Build, Inc. ("Kan Build"), a manufacturer of modular buildings. The purchase price aggregated $21.6 million and consisted of $8.9 million cash paid at closing and the assumption of $12.7 million of liabilities. The excess of purchase price over fair value of assets acquired ("goodwill"), which approximated $3.7 million, is being amortized on a straight-line basis over 20 years. The acquisition was accounted for as a purchase and the operating results of Kan Build are included in the Company's consolidated financial statements from the date of acquisition.

When acquired, Kan Build had facilities in Osage City, Kansas; Loveland, Colorado; and a new plant under construction in Millikin, Colorado. During the second quarter of 2001, all manufacturing operations in the Loveland, Colorado facility were relocated to the newly constructed facility in Millikin, Colorado. The lease on the Loveland, Colorado facility was subsequently terminated.

Unaudited pro forma financial information as if this acquisition had occurred at the beginning of each period is as follows:

                                             Nine Months
                                          Ended September 30,
                                           2001       2000

    Net sales                            $468,383   $605,250

    Net income (loss)                      (2,423)    11,078

    Earnings (loss) per share:

       Basic                             $   (.15)  $    .71
       Diluted                               (.15)       .71

8.  NEW AND PENDING ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted two new accounting pronouncements of the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB"). EITF 00-10,
"Accounting for Shipping and Handling Fees and Costs," requires freight billed to customers to be considered as sales revenue. Previously, the Company netted freight billed to customers against delivery expenses. EITF 00-22, "Accounting for Points and Certain
Time or Volume-Based Sales Incentive Offers...," requires certain volume-based sales rebates to be netted against sales revenue. Previously, the Company included such rebates in selling expenses.
Net sales, delivery expenses and selling expenses for prior periods have been restated to conform with the current presentation. The adoption of these two new EITF pronouncements had no impact on net income. In June 2001, the FASB issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 eliminates the pooling of interests method of accounting for business acquisitions and Statement No. 142 eliminates the amortization of goodwill and requires the Company to evaluate goodwill for impairment on an annual basis. Any impairment of goodwill must be recognized currently as a charge to earnings in the financial statements. The Company will be required to apply the provisions of the Statements to all business combinations initiated after June 30, 2001. For goodwill and intangible assets arising from business combinations completed before July 1, 2001, the Company will be required to apply the provisions of Statement No. 142 beginning on January 1, 2002. Application of the nonamortization provisions of the Statement in the year ending 2002 is expected to reduce intangibles amortization by approximately $1.2 million and increase net earnings by approximately $.4 million ($.03 per diluted share). During 2002, the Company will perform the initial impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what effect these tests will have on its consolidated results of operations or financial position.








































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




                                               Comparison of
                                      Three Months        Nine Months
                                     Ended September 30, 2001 and 2000
                                           Increases (Decreases)
                                  Amount Percentage    Amount Percentage

Net sales                        $(38,896)  (20.6)%  $(119,524)  (20.5)%

Cost of sales                     (37,831)  (23.5)    (101,975)  (20.5)

Delivery expense                      148     1.9         (142)   (0.6)

Selling expenses                   (1,304)  (14.2)      (3,517)  (13.8)

General and
     administrative expenses         (206)   (2.5)       1,687     7.0

Interest expense                      166    30.5          662    41.4

Investment income (loss)             (686) (120.6)        (836) (100.7)

Gain on sale of
     properties, net               (1,069)  (87.9)      (1,043)  (83.3)

Other income, net                     (43)  (36.1)        (649) (128.3)

Income (loss) before income taxes  (1,667)  (50.9)     (18,767) (126.5)

Income taxes                         (399)  (39.8)      (6,253) (129.5)

Net income (loss)                  (1,268)  (55.8)     (12,514) (125.1)












NET SALES

Consolidated net sales for the quarter ended September 30, 2001 were $149.6 million, a decrease of 20.6% from the $188.5 million reported for the corresponding quarter last year. Net sales for the nine months were $464.9 million, representing a decrease of 20.5% from the $584.4 million reported for the same period in 2000. The Company's recreational vehicle segment experienced a net sales decrease of 43.9% for the quarter and a decrease of 38.2% for the nine months. Both the motorized and towable products had decreases in the number of units and sales dollars from the 2000 periods reflecting a continuing industry-wide softness in the recreational vehicle industry during the three and nine month comparable periods. After adjustments for sold or discontinued RV operations, sales for 2000 were $128.6 million for the third quarter and $412.2 million for the first nine months of the year. The Company's modular housing and building segment experienced a net sales increase for the 2001 quarter of 46.8% and 39.9% for the nine months. This increase was principally attributable to net sales of acquired businesses during the past twelve month period.

COST OF SALES

Cost of sales decreased 23.5% or $37.8 million for the three months and 20.5% or $102.0 million for the nine months ended September 30, 2001. The decrease for the quarter is greater than the decrease in net sales while the decrease for the nine months approximates the decrease in net sales for the corresponding period. As a percentage of sales, cost of sales decreased 3.1 percentage points and .1 percentage points for the quarter and nine months, respectively, from the comparable prior year periods. The most recent quarter was favorably impacted by continued cost cutting efforts including the improved utilization of the recreational vehicle manufacturing facilities resulting from the consolidations that took place earlier in the year. Margin improvements were also affected by the increased influence of the modular housing and building segment to overall sales of the Corporation.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include delivery, selling, general and administrative expenses, were 16.0% and 15.5% for the 2001 quarter and nine months compared to 13.4% and 12.7% for the quarter and nine months of 2000. As a percentage of net sales, delivery expenses increased by 1.2 percentage points for the three months and 1.0 percentage points for the nine months compared to the prior year three and nine month periods. This increase was mainly attributable to higher fuel costs and fuel surcharges from outside carriers. In addition, as a result of lower sales volume in the current periods, there was less efficient utilization of Company-owned transportation equipment. Selling expenses, at 5.3% of net sales for the quarter ended September 30, 2001, were .4% higher than the comparable quarter of the previous year. This was mainly attributable to increased sales promotions in the recreational vehicle segment necessitated by the challenging sales environment. For the nine month period, selling expenses in 2001, as a percentage of net sales of 4.7%, were .3 percentage points higher than the 4.4% in 2000. While total dollars spent were down 13.8% for the nine month period, revenue declined 20.5%. General and administrative expenses were 5.4% of net sales for the third quarter compared to 4.4% for the 2000 corresponding quarter and 5.5% of net sales for the nine month period compared to 4.1% for 2000. These increases in both the quarter and nine month periods were primarily the result of goodwill amortization for companies acquired during the past twelve month period, which were not included in last year's results for the first nine months.

INTEREST EXPENSE

Interest expense was $711 and $2,662 for the three and nine month periods in 2001 compared to $545 and $1,600 in the same periods last year. Interest expense varies with the amount of long-term debt and the increase in cash surrender value for the Company's investment in life insurance contracts. These life insurance contracts were purchased to fund obligations under deferred compensation agreements with executives and other key employees. The interest costs associated with deferred compensation obligations and with the borrowings against the cash value of the insurance policies are partially offset by the increases in cash surrender values. The increase in interest expense is primarily the result of Industrial Revenue Bonds assumed in the acquisitions of Mod-U-Kraf Homes, Inc. and Miller Building Systems, Inc. during 2000.

INVESTMENT INCOME (LOSS)

There was an investment loss of $117 for the quarter ended September 30, 2001 compared to investment income of $569 for the third quarter of 2000. For the nine month period, investment loss in 2001 was $6 compared to investment income of $830 the previous year. This decrease is principally attributable to realized losses incurred from the sale of preferred stocks of certain utility companies as well as a reduction of interest income resulting from lower interest rates during the 2001 periods.

GAIN ON THE SALE OF PROPERTIES, NET

There was a net gain on the sale of properties for the third quarter of 2001 of $147 compared with a gain of $1,216 in the same quarter of 2000. The net gain on the sale of properties for the first nine months of 2001 and 2000 was $209 and $1,252, respectively. During the quarter ended September 30, 2000, the Company exited the furniture business with the sale of the business operations and assets of its Lux Company subsidiary. The pretax gain on the sale, which was primarily attributable to the sale of real property, approximated $1.2 million. This current year gain represents the net result of the amount of gain or loss recognized upon the disposition of various small properties.

OTHER INCOME, NET

Other income, net, represents income of $76 for the third quarter of 2001 and an expense of $143 for the nine months compared to income of $119 and $506 for the 2000 third quarter and nine months, respectively. The most significant item of expense for the 2001 nine month period was a $400 charge to write-down the carrying value of property held for sale that was subsequently sold.

INCOME TAXES

For the third quarter ended September 30, 2001, the effective tax rate was 37.5% and a year-to-date rate of 36.2% compared with a 2000 third quarter and year-to-date rate of 30.6% and 32.6%, respectively. The Company's effective tax rate fluctuates based upon the states where sales occur, with the level of export sales, and also with the amount of nontaxable dividend income on investments.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains a $30 million secured bank line of credit to meet its seasonal working capital needs. The loan agreement contains covenants whereby the Company must maintain certain financial ratios. At September 30, 2001, there were no borrowings against this line of credit. This agreement was amended on November 5, 2001 to modify available borrowings to $30 million from $50 million, to provide certain collateral to the bank and to modify certain financial covenants to reflect current business conditions. For the nine months ended September 30, 2001, the major source of cash was from operating activities. Net cash provided by operating activities aggregated $42,591 and $24,445 for the nine months ended September 30, 2001 and 2000, respectively. The significant items in operating activities for the nine months ended September 30, 2001 were depreciation, a decrease in trade accounts receivable, a decrease in inventories and increases in trade accounts payable and accrued expenses. The positive cash flow from these items was partially offset by the net loss and a decrease in deferred income taxes. The cash used in investing activities included the purchase of Kan Build and the acquisition of property and equipment. The cash used in financing activities consisted of cash dividends paid and the repayment of long-term debt.

At September 30, 2001, working capital decreased to $104.9 million from the $116.2 million at December 31, 2000. The $8.0 million increase in current assets at September 30, 2001 versus December 31, 2000, was primarily due to increases in cash and marketable securities of $23.1 million during the nine month period. This was mostly offset by decreases in trade accounts receivable and inventories. The increase in current liabilities of $19.3 million was primarily due to increases in accounts payable, customer deposits and accrued expenses.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes from the information provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.





















                     PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

             None

     (b)  Reports on Form 8-K during the quarter ended September 30,
2001

             Form 8-K, dated August 9, 2001, reporting an Item 5 event (a press release announcing second quarter results and declaring 76th consecutive quarterly dividend).

             Form 8-K, dated August 23, 2001, reporting an Item 4 event (changes in registrant's certifying accountant) and an Item 5 event (a press release announcing Coachmen's new models winning rave reviews during its recent dealer seminar in Las Vegas).

             Form 8-K, dated September 11, 2001, reporting an Item 9 event (a press release announcing expected profitability in 2001 but at lower levels than previously anticipated).




































                               SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       COACHMEN INDUSTRIES, INC.
                                             (Registrant)




Date: November 13, 2001       By:  /s/ Joseph P. Tomczak________________
                                   Joseph P. Tomczak, Executive Vice
                                   President and Chief Financial Officer




Date: November 13, 2001       By:  /s/ Gary L. Near_____________________
                                   Gary L. Near, Vice President
                                   and Controller