Form 10-K405
period 2001-12-31
COACHMEN INDUSTRIES INC
filed 2002-03-29
CIK 21212

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
   (Mark one)
   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001.
                                   OR
   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____ to _____.

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

                                 (574) 262-0123
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

    COMMON STOCK, WITHOUT PAR VALUE               NEW YORK STOCK EXCHANGE
          (Title of each class)                  (Name of each exchange on
                                                       which registered)

         Securities registered pursuant to Section 12(g) of the Act:  NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No
                                                 --    --

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment hereto. X
                    --

   While it is difficult to determine the number of shares owned by non-affiliates (within the meaning of such term under the applicable regulations of the Securities and Exchange Commission), the registrant estimates that the aggregate market value of the registrant's Common Stock on March 18, 2002 held by non-affiliates was $245.8 million (based upon the closing price on the New York Stock Exchange and an estimate that 89.3% of such shares are owned by non-affiliates).

   As of March 18, 2002, 16,072,016 shares of the registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

                                        Parts of Form 10-K into which
            Document                    the Document is Incorporated
            --------                    ----------------------------



Portions of the Proxy Statement for
the Annual Meeting of Shareholders
to be held on May 2, 2002                       Part III

                                  PART I

ITEM 1.      BUSINESS

Coachmen Industries, Inc. (the "Company" or the "Registrant") was incorporated under the laws of the State of Indiana on December 31, 1964, as the successor to a proprietorship established earlier that year. All references to the Company include its wholly owned subsidiaries and divisions.

The Company is one of the largest full-line producers of recreational vehicles in the United States and is a major manufacturer of modular housing and buildings. The Company's All American Homes group is the largest manufacturer of Modular homes in the United States. The Company's recreational vehicles are marketed under various brand names including Coachmen, Georgie Boy, Shasta and Viking. Modular housing and buildings are marketed by All American Homes, Miller Building Systems, and Mod-U-Kraf Homes.

The Company operates in two primary business segments, recreational vehicles and modular housing and buildings. The Recreational Vehicle ("RV") Segment consists of the manufacture and distribution of Class A and Class C motorhomes, travel trailers, fifth wheels, camping trailers and related parts and supplies. The Modular Housing and Building Segment consists of the manufacture and distribution of factory-built homes, commercial buildings and telecommunication shelters.

RECREATIONAL VEHICLE SEGMENT

PRODUCTS

The RV Segment consists of recreational vehicles and parts and supplies. This group consists of five operating companies: Coachmen RV Company, LLC; Coachmen RV Company of Georgia, LLC; Georgie Boy Manufacturing, LLC; Viking Recreational Vehicles, LLC; and Prodesign, LLC (a producer of composite and plastic parts) and two Company-owned retail dealerships located in Indiana and North Carolina.

The principal brand names for the RV group are Somerset, Captiva, Chaparral, Rendezvous, Freedom, Catalina, Royal, Prospera, Futura, Shasta, Catalina Sport, Leprechaun, Santara, Mirada, Pathfinder, Sportscoach, Cross Country, Sport, Ranger, Flyte, Phoenix, Revere, Travelmaster, Cheyenne, Sprite, Velocity, Pursuit, Landau, Cruise Air, Cruise Master, Maverick, Suite, Viking and Clipper. Other brand names that have been protected, used and are available for use in the future include Normandy, Roadmaster, Montego, Encounter, Destiny, Northwind, Swinger and Frolic.

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

The RV group currently produces recreational vehicles on an assembly line basis in Indiana, Michigan, and Georgia. Components used in the manufacturing of recreational vehicles are primarily purchased from outside sources. However, in some cases (such as fiberglass products) where it is profitable for the RV group to do so, or where it has experienced shortages of supplies, the RV group has undertaken to manufacture its own supplies. The RV group depends on the availability of chassis from a limited number of manufacturers. Occasionally, chassis availability has limited the group's production (see Note 12 of Notes to Consolidated Financial Statements for information concerning the use of converter pool agreements to purchase vehicle chassis).

Prodesign, LLC, located in Indiana, is a custom manufacturer of diversified thermoformed and composite products for the automotive, marine, recreational vehicle, afterlife, medical and heavy truck industries.

MARKETING

The RV group considers itself customer driven. Representatives from sales and service regularly visit dealers in their regions, and respond quickly to questions and suggestions. Divisions host dealer advisory groups and conduct informative dealer seminars and specialized training classes in areas such as sales and service. Open forum meetings with owners are held at campouts, providing ongoing focus group feedback for product improvements. Engineers and product development team members are encouraged to travel and vacation in Company recreational vehicles to gain a complete understanding and appreciation for the products.

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

Recreational vehicles are generally manufactured against orders received from RV dealers. These products are marketed through approximately 900 independent dealers located in 49 states and internationally and through the two Company-owned dealerships. Agreements with most of its dealers are cancelable on short notice, provide for minimum inventory levels and establish sales territories. No dealer accounts for 10% or more of the Company's net sales.

Most dealers' purchases of RVs from the RV group are financed through "floor plan" arrangements. Under these arrangements, a bank or other financial institution agrees to lend the dealer all or most of the purchase price of its recreational vehicle inventory, collateralized by a lien on such inventory. The RV group generally executes repurchase agreements at the request of the financing institution. These agreements provide that, for up to twelve months after a unit is financed, the Company will repurchase a unit that has been repossessed by the financing institution for the amount then due to the financing institution. This is usually less than 100% of the dealer's cost. Risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased (see Note 12 of Notes to Consolidated Financial Statements). Prior to 2000, the Company had not reported any losses from the Company's obligations under theses repurchase agreements. However, in 2000, and to a lesser extent in 2001, as a result of business conditions negatively affecting the recreational vehicle industry, the Company experienced some losses under repurchase agreements. Accordingly, at December 31, 2001 and 2000, the Company recorded an accrual for estimated losses under repurchase agreements. In addition, at December 31, 2001, the group was contingently liable under guarantees to a financial institution of their loans to independent dealers for amounts totaling approximately $3.1 million, a reduction of approximately $12.0 million from the $15.1 million in guarantees at December 31, 2000. The RV group does not finance retail consumer purchases of its products, nor does it generally guarantee consumer financing.

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

Recreational vehicle businesses are dependent upon the availability and terms of financing used by dealers and retail purchasers. Consequently, increases in interest rates and the tightening of credit through governmental action or other means have adversely affected recreational vehicle sales in the past and could do so in the future.

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

The RV group's recreational vehicles generally compete in the lower to mid-price range markets. The RV group strives to be a leader in the RV industry in its focus on quality. The RV group emphasizes a quality product and a strong commitment to competitive pricing in the markets it serves. The RV group estimates that its current share of the recreational vehicle market is approximately seven percent.

The recreational vehicle industry is highly regulated. National Highway Traffic Safety Administration (NHTSA), state lemon law statutes and state legislation protecting motor vehicle dealerships all impact the way the RV group conducts its recreational vehicle business.

The RV group continues to recognize its obligation to protect the environment insofar as its operations are concerned. To date, the RV group has not experienced any material adverse effect from existing federal, state, or local environmental regulations.

MODULAR HOUSING AND BUILDING SEGMENT

PRODUCTS

The Modular Housing and Building Segment consists of housing, commercial buildings and telecommunication shelters. The Company's modular housing and building subsidiaries (All American Homes, LLC; Mod-U-Kraf Homes, LLC and Miller Building Systems, Inc.) produce single-family residences, multi-family duplexes and apartments, specialized structures for municipal and commercial use and telecommunication shelters.

All American Homes and Mod-U-Kraf design, manufacture and market factory-built modular housing. All American Homes is the largest producer of modular homes in the United States and has seven operations strategically located in Colorado, Indiana, Iowa, Kansas, North Carolina, Ohio and Tennessee. Mod-U- Kraf operates from a plant in Virginia. Together these plants serve approximately 400 builders in 33 states. Modular homes are built to the same local building codes as site-built homes by skilled craftsmen in a factory environment unaffected by weather conditions. Nearly complete when they leave the plant, modular homes are delivered to their final locations, typically in two to seven sections, and are crane set onto a waiting basement or crawl space foundation. Production takes place on an assembly line, with components moving from workstation to workstation for framing, electrical, plumbing, drywall, roofing, and cabinet setting, among other operations. An average two- module home can be produced in just a few days. The housing group regularly conducts meetings to review the latest in new design options and component upgrades. These meetings provide an opportunity for valuable builder input and suggestions from their customers at the planning stage.

Miller Building Systems, Inc. ("Miller Building") designs, manufactures and markets factory-built modular buildings for use as commercial buildings and telecommunication shelters. Miller Building specializes in the education and medical fields with its commercial modular buildings. It is also a major supplier of shelters to house sophisticated telecommunications equipment for cellular and digital telephones, data transmission systems and two-way wireless communications. Miller Building also offers site construction services, which range from site management to full turnkey operations. Depending on the specific requirements of its customers, Miller Building uses wood, wood and steel, concrete and steel, cam-lock panels or all concrete to fabricate it structures. Miller Building manufactures its buildings in a factory, and the assembled modules are delivered to the site location for final installation. Miller Building has manufacturing facilities located in Indiana, New York, Pennsylvania, South Dakota and Vermont.

MARKETING

The Modular Housing and Building group participates in an expanding market for the factory-built housing, commercial buildings and telecommunication shelters. Housing is marketed directly to approximately 400 builders in 33 States who will sell, rent or lease the buildings to the end-user. Commercial buildings are marketed to approximately 130 companies in 30 states. Telecommunication shelters are sold directly to approximately 75 customers in 27 states, who are the end-users of the buildings. These customers have been principally telecommunication and utility companies. Customers may be national, regional or local in nature. The Modular Housing and Building group believes its success is the result of innovative designs that are created by listening to customer needs and taking advantage of advancements in technology. While price is often a key factor in the potential customer's purchase decision, other factors may also apply, including delivery time, quality and prior experience with a certain manufacturer. A significant benefit to the customer is the speed with which factory-built buildings can be made available for use compared to on-site construction, and the ability to relocate the building to another location if the end-user's utilization requirements change. The sales staff calls on prospective customers in addition to maintaining continuing contact with existing customers and assists its customers in developing building specifications to facilitate the preparation of a quotation. The sales staff, in conjunction with the engineering staff, maintains ongoing contact with the customer for the duration of the building project.

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

The overall strength of the economy and the availability and terms of financing used by builders, dealers and end-users have a direct impact on the sales of the Modular Housing and Building group. Consequently, increases in interest rates and the tightening of credit through government action or other means have adversely affected the group's sales in the past and could do so in the future.

COMPETITION AND REGULATION

Competition in the factory-built building industry is intense and the Modular Housing and Building group competes with a number of entities, some of which may have greater financial and other resources. To the extent that factory- built buildings become more widely accepted as an alternative to conventional on-site construction, competition from local contractors and manufacturers of other pre-engineered building systems may increase. In addition to the competition from companies designing and constructing on-site buildings, the Modular Housing and Building group competes with numerous factory-built building manufacturers that operate in particular geographical regions.

The Modular Housing and Building group competes for orders from its customers primarily on the basis of price, quality, timely delivery, engineering capability and reliability. The group believes that the principal basis on which it competes with on-site construction is the combination of: the timeliness of factory versus on-site construction, the cost of its products relative to on-site construction, the quality and appearance of its buildings, its ability to design and engineer buildings to meet unique customer requirements, and reliability in terms of completion time. Manufacturing efficiencies, quantity purchasing and generally lower wage rates of factory construction, even with the added transportation expense, result in the cost of factory-built buildings being equal to or lower than the cost of on-site construction of comparable quality. With manufacturing facilities strategically located throughout the country, the Modular Housing and Building group provides a streamlined construction process. This process of manufacturing the building in a weather-free, controlled environment, while the site is prepared, significantly reduces the time to completion on a customer's project.

Customers of the Modular Housing and Building group are generally required to obtain building installation permits from applicable governmental agencies. Buildings completed by the group are manufactured and installed in accordance with applicable building codes set forth by the particular state or local regulatory agencies.

State building code regulations applicable to factory-built buildings vary from state to state. Many states have adopted codes that apply to the design and manufacture of factory-built buildings, even if the buildings are manufactured outside the state and delivered to a site within that state's boundaries. Generally, obtaining state approvals is the responsibility of the manufacturer. Some states require certain customers to be licensed in order to sell or lease factory-built buildings. Additionally, certain states require a contractor's license from customers for the construction of the foundation, building installation, and other on-site work. On occasion, the Modular Housing and Building group has experienced regulatory delays in obtaining the various required building plan approvals. In addition to some of its customers, the group actively seeks assistance from various regulatory agencies in order to facilitate the approval process and reduce the regulatory delays.

                                     GENERAL
                                     -------
             (APPLICABLE TO ALL OF THE COMPANY'S PRINCIPAL MARKETS)


BUSINESS SEGMENT

The table below sets forth the composition of the Company's net sales for each of the last three years (dollar amounts in millions):


                             2001          2000          1999
                          Amount    %   Amount    %   Amount    %
                         ------------  ------------  ------------
 Recreational Vehicles
    Motorhomes           $212.7  35.8  $337.5  46.0  $463.4  53.1
    Travel Trailers
      and Fifth Wheels    100.1  16.9   147.8  20.1   163.4  18.7
    Camping Trailers       17.9   3.0    24.4   3.3    26.6   3.0
    Truck Campers            .6    .1     1.8    .3     2.2    .3
    Parts and Supplies     18.5   3.1    36.2   4.9    48.0   5.5
                         ------ -----  ------ -----  ------ -----

     Total RV             349.8  58.9   547.7  74.6   703.6  80.6

 Modular Housing
  and Buildings           244.1  41.1   186.9  25.4   169.2  19.4
                         ------ -----  ------ -----  ------ -----

     Total               $593.9 100.0  $734.6 100.0  $872.8 100.0
                         ====== =====  ====== =====  ====== =====

 Note:  See Note 2 of Notes to Consolidated Financial Statements
                   regarding segment information.




SEASONALITY

Historically, the Company has experienced greater sales during the second and third quarters with lesser sales during the first and fourth quarters. This reflects the seasonality of RV sales for products used during the summer camping season and also the adverse impact of weather on general construction for the modular building applications.

EMPLOYEES

At December 31, 2001, Coachmen employed 3,788 persons, of whom 903 were employed in office and administrative capacities. The Company provides group life, dental, vision services, hospitalization, and major medical plans under which the employee pays a portion of the cost. In addition, employees can participate in a 401(k) plan and a stock purchase plan. Certain employees can participate in a stock option plan and in deferred and supplemental deferred compensation plans (see Notes 8 and 9 of Notes to Consolidated Financial Statements). The Company considers its relations with employees to be good.

PATENTS AND TRADEMARKS

The Company maintains approximately 90 trademarks, which are up for renewal from 2001 through 2015, and approximately 15 patents due to expire between 2001 and 2016.

RESEARCH AND DEVELOPMENT

During 2001, the Company spent approximately $6.6 million on research related to the development of new products and improvement of existing products. The amounts spent in 2000 and 1999 were approximately $6.0 million and $5.7 million, respectively.

 ITEM 2. PROPERTIES

The Registrant owns or leases 3,925,061 square feet of plant and office space, located on 1,276.7 acres, of which 3,147,466 square feet are used for manufacturing, 394,233 square feet are used for warehousing and distribution, 46,024 square feet are used for research and development, 70,844 square feet are used for customer service and 266,494 square feet are offices. Included in these numbers are 178,054 square feet leased to others and 517,355 square feet available for sale or lease. The Registrant believes that its present facilities, consisting primarily of steel clad, steel frame or wood frame construction and the machinery and equipment contained therein, are well maintained and in good condition.

The following table indicates the location, number and size of the Registrant's properties by segment as of December 31, 2001:

                                                  No. of   Building Area
             Location                   Acreage  Buildings   (Sq. Ft.)
             --------                   -------  ---------   ---------

Properties Owned and Used by Registrant:

  Recreational Vehicles

     Elkhart, Indiana                     46.1       11       318,094
     Middlebury, Indiana                 501.9       28       770,753
     Fitzgerald, Georgia                  17.0        3        67,070
     Centreville, Michigan               105.0        4        84,865
     Edwardsburg, Michigan                83.1       12       303,254
     Colfax, North Carolina                7.1        3        15,200
     Goshen, Indiana                      18.0        1        80,000
                                        ------      ---     ---------

          Subtotal                       778.2       62     1,639,236

  Modular Housing and Building
     Decatur, Indiana                     40.0        1       202,870
     Elkhart, Indiana                     20.0        4       132,300
     Dyersville, Iowa                     20.0        1       168,277
     Leola, Pennsylvania                  20.0        2       113,100
     Springfield, Tennessee               45.0        1       131,453
     Rutherfordton, North Carolina        37.7        1       169,177
     Zanesville, Ohio                     23.0        2       139,753
     Bennington, Vermont                   5.0        1        28,900
     Rocky Mount, Virginia                39.6        4       129,293
     Osage City, Kansas                   29.0        3       130,818
     Wichita, Kansas                       3.0        -          -
     Milliken, Colorado                   21.0        1       141,675
                                       -------      ---     ---------

          Subtotal                       303.3       21     1,487,616
                                       -------      ---     ---------

          Total owned and used         1,081.5       83     3,126,852
                                       -------      ---     ---------



Properties Leased and Used by Registrant:

  Recreational Vehicles

     Elkhart, Indiana                     6.6         1         8,000

     Grants Pass, Oregon                  9.4         -          -
                                       ------       ---      --------

          Subtotal                       16.0         1         8,000
                                       ------       ---      --------

Properties Leased and Used by Registrant

  Modular Housing and Building

     Binghamton, New York                11.0         2        58,700
     Sioux Falls, South Dakota            5.0         2        36,100
                                        -----       ---       -------

          Subtotal                       16.0         4        94,800
                                        -----                 -------

          Total leased and used          32.0         5       102,800
                                        -----       ---       -------



Properties Owned by Registrant and Leased to Others:

  Recreational Vehicles

     Lake Park, Georgia                   8.0         1        11,720
     Winter Garden, Florida               5.0         1        42,176
     Crooksville, Ohio                   10.0         2        39,310
     Grapevine, Texas                     8.6         4        52,848
     Melbourne, Florida                   7.5         1        32,000
                                        -----       ---       -------

          Total owned and leased         39.1         9       178,054

Properties Owned by Registrant and Available for Sale or Lease:

  Recreational Vehicles

     Adelanto, California                 1.1         -          -
     Perris, California                  15.5         -          -
     Middlebury, Indiana                 14.9         5        90,340
     Elkhart, Indiana                    34.4         6       218,942
     Marietta, Georgia                    5.2         1        17,400
     Grants Pass, Oregon                 22.5         1        62,563
     Grapevine, Texas                     4.0         -          -
     Longview, Texas                      9.2         -          -
                                        -----       ---       -------

          Subtotal                      106.8        13       389,245

  Modular Housing and Building

     Decatur, Indiana                     3.3         2        86,310
     Rocky Mount, Virginia               14.0         2        41,800
                                        -----       ---      --------

          Subtotal                       17.3         4       128,110
                                        -----       ---      --------

          Total owned and available

            For sale or lease           124.1        17       517,355
                                        -----       ---      --------


          Total Company               1,276.7       114     3,925,061
                                      =======       ===     =========


ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is involved in certain litigation arising out of its operations in the normal course of business. The Company believes that there are no claims or litigation pending, the outcome of which will have a material adverse effect on the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the quarter ended December 31, 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the executive officers of the Company, as of December 31, 2001:

       Name                         Position
       ----                         --------


  Claire C. Skinner         Chairman of the Board, Chief Executive Officer and
                                President

  Richard M. Lavers         Executive Vice President and General Counsel and
                                Secretary

  Joseph P. Tomczak         Executive Vice President and Chief Financial Officer

  Michael R, Terlep, Jr.    President, Coachmen Recreational Vehicle Company,
                                LLC and Vice President, RV Group

  John T. Trant             Senior Vice President, Modular Housing & Building
                                Group

  Steven E. Kerr            President, All American Homes, LLC and Vice
                                President, Modular Housing & Building Group

  James P. Skinner          Senior Vice President, Business Development

  William G. Lenhart        Senior Vice President, Human Resources

Claire C. Skinner (age 47) assumed the Presidency of the Company in September 2000 and has served as Chairman of the Board and Chief Executive Officer since August 1997. Before that, she served as Vice Chairman of the Company since May 1995, and as Executive Vice President from 1990 to 1995. From 1987 through July 1997, Ms. Skinner served as the President of Coachmen RV, the Company's largest division. Prior to that, she held several management positions in operations and marketing since 1983. She received her B.F.A. degree in Journalism/Marketing from Southern Methodist University and her J.D. degree from the University of Notre Dame Law School.

Richard M. Lavers (age 54) assumed the position of Executive Vice President of the Company in May 2000 and has served as General Counsel and Secretary of the Company since March 1999. He joined the Company in October 1997 as General Counsel. From 1994 through 1997 Mr. Lavers was Vice President, Secretary and

General Counsel of RMT, Inc. and Heartland Environmental Holding Company. Mr. Lavers earned both his B.A. degree and his J.D. degree from the University of Michigan.

Joseph P. Tomczak (age 46) joined Coachmen Industries in July 2001 as Executive Vice President and Chief Financial Officer. Before joining Coachmen, Mr. Tomczak served in that same capacity at Kevco, Inc. from January
2000 through June 2001. In February 2001, Kevco and all of its wholly owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Prior to that, he held the positions at Outboard Marine Corporation of Vice President of Finance for the Engine Operations Group and Vice President and Corporate Controller. Prior to that, Mr. Tomczak was Vice President and Corporate Controller at Alliant Foodservice, Inc. He received his Masters of Management degree from Northwestern University's Kellogg Graduate School of Management and his B.A. degree in Accounting and Business Administration from Augustana College. Mr. Tomczak is a Certified Public Accountant.

Michael R. Terlep, Jr. (age 40) was appointed President of Coachmen Recreational Vehicle Company (RV) in June 1997. Prior to that he was Executive Vice President of Coachmen RV, with retained responsibility for product development, among other duties, since 1993. He was given the additional responsibility of General Manager of the Indiana Division in 1995. Prior to his promotion to Executive Vice President, Mr. Terlep served as Vice President of Sales and Product

Development from 1990 to 1993. He has held several other management positions with the Company since joining Coachmen in 1984. He received his B.A. degree from Purdue University.

John T. Trant (age 63) assumed the position of Senior Vice President in January 1990. He joined Coachmen Industries in 1987 and has held the position of Executive Vice President of Shasta Industries, Vice President of Operations of the RV and Housing Group, and Executive Vice President and Chief Operations Officer of All American Homes. Mr. Trant received his B.B.A. degree from the University of Pittsburgh and his J.D. degree from Duquesne University.

Steven E. Kerr (age 53) joined Coachmen Industries in February 1999. He served as Vice President/General Manager of All American Homes from February 1999 to July 2000 and then was appointed President of All American Homes in July 2000. Prior to joining the Company, Mr. Kerr served as Vice President, Marketing of Unibilt Industries, Inc. Prior to that he served as Vice President/General Manager of New England Homes, Inc. Mr. Kerr received his B.A. degree from Indiana University.

James P. Skinner (age 51) was appointed Senior Vice President in January 1990. Mr. Skinner joined the corporation in 1983 as Assistant Vice President of Manufacturing for the Coachmen RV Division and later became Vice President of Operations. He subsequently was promoted to Executive Vice President of Sportscoach. Before joining Coachmen, Mr. Skinner held management positions at the Crucible Alloy and Stainless Steel Division of Colt Industries. He received his B.S. degree in Business Administration from The Pennsylvania State University and received Executive Management training from the University of Pittsburgh.

William G. Lenhart (age 53) joined Coachmen Industries in June 2001 as Senior Vice President of Human Resources. Prior to that he held the position of Vice President of Human Resources for Svedala Industries, Inc., an international mining and mineral processing equipment manufacturing company. Prior to that, he held senior human resources positions with Arandel Corporation and St. Mary's Medical Center. Mr. Lenhart holds a B.S. degree in Business Administration from Defiance College.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

The following table discloses the high and low sales prices for Coachmen's common stock during the past two years as reported on the New York Stock Exchange, along with information on dividends paid per share during the same periods.

                         High & Low Sales Prices                Dividends Paid
                        2001                 2000              2001        2000
                        ----                 ----              ----        ----

1st Quarter       $12.81 - $8.75      $16.63 - $10.56          $.05        $.05

2nd Quarter        13.45 -  8.50       17.50 -  11.13           .05         .05

3rd Quarter        13.65 -  8.25       11.69 -   9.50           .05         .05

4th Quarter        12.38 -  8.95       10.75 -   7.50           .05         .05

The Company's common stock is traded on the New York Stock Exchange: Stock symbol COA. The number of shareholders of record as of January 31, 2001 was 2,019.


ITEM 6.  SELECTED FINANCIAL DATA


                  Five-Year Summary of Selected Financial Data
                            -Year Ended December 31-
                    (in thousands, except per share amounts)

                             2001      2000        1999       1998        1997
                             ----      ----        ----       ----        ----

Net sales                 $593,921   $734,578    $872,819   $779,437    $683,051

Net income (loss)           (3,951)     2,164      29,502     33,063      24,763

Net income (loss) per share:
   Basic                      (.25)       .14        1.80       1.93        1.44
   Diluted                    (.25)       .14        1.80       1.92        1.42

Cash dividends   per share     .20        .20         .20        .20         .20

At year end:

   Total assets            288,560    296,446     285,766    269,341     259,654

   Long-term debt           11,001     11,795       8,346     10,191      12,591

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

The Company's new plant openings have been an important component of its internal growth strategy. In 1995, the Company opened a new modular housing plant in Tennessee and in 1996, the Company expanded its modular housing production capacity with the construction of a new facility for the North Carolina housing operation. The construction of a new modular housing facility in Ohio became fully operational in 1998. Increases in production capacity also included additions to the modular housing plant in Iowa with an addition completed in 1998. New additions to expand the North Carolina and Iowa modular housing production facilities were completed in 2000. Additional travel trailer plants in Indiana became operational in 1996 and 1997. These additional plants helped capitalize on the growing market share of value- priced travel trailers. In 1999, a new service building was constructed at the RV production facility in Georgia. In addition, construction was completed in 1999 for a new manufacturing facility in Indiana for Class A motorhomes.

Acquisitions have also played an important role in the Company's growth strategy, particularly in the modular housing and building segment. On February 12, 2001, the Company acquired Kan Build, Inc. ("Kan Build"), a manufacturer of modular buildings with facilities in Kansas and Colorado. During 2000, the Company significantly expanded its modular housing and building segment with the acquisitions of Mod-U-Kraf Homes, Inc. ("Mod-U-Kraf Homes") on June 30, 2000 and Miller Building Systems, Inc. ("Miller Building") on October 31, 2000. For further details, including unaudited pro forma financial information, see Note 11 of Notes to Consolidated Financial Statements. In addition, during 2000 and 1999, the Company sold or liquidated its Company-owned dealerships, with the exception of two Company-owned stores which were retained for research and development and regional service purposes.

The Company's business segments are cyclical and subject to certain seasonal demand cycles and changes in general economic and political conditions. Demand in the RV and certain portions of the modular housing and building segment generally declines during the winter season, while sales and profits are generally highest during the spring and summer months. Inflation and changing prices have had minimal direct impact on the Company in the past in that selling prices and material costs have generally followed the rate of inflation.


RESULTS OF OPERATIONS

COMPARISON OF 2001 TO 2000

Consolidated net sales decreased $140.7 million, or 19.1% to $593.9 million in 2001 from $734.6 million in 2000. The Company's RV segment experienced a net sales decrease of 36.1%. The modular housing and building segment had a net sales increase of $57.2 million, or 30.6%. The current year acquisition of Kan Build on February 12, 2001 accounted for $29.0 million of the modular housing and building segment's increase in net sales. Sales decreases in the RV segment are attributable to a decline in overall market conditions affecting the RV industry as a whole caused mainly by reduced consumer confidence and dealer inventory adjustments which negatively impacted RV industry shipments. The recreational vehicle segment experienced a slight increase in the average sales price per unit. The modular housing and building segment experienced an increase in unit sales, including unit sales of acquired businesses, but experienced a decrease in the average sales price per unit resulting from a larger percentage of sales of less expensive commercial structures during 2001 as compared to 2000. Sales increases in 2001 in the modular housing and building segment were mainly attributable to acquisitions in 2001 and the second half 2000. Historically, the Company's first and fourth quarters are the slowest for sales in both segments.


Gross profit was $90.6 million, or 15.2% of net sales, in 2001 compared to $103.2 million, or 14.1% of net sales, in 2000. Although gross profit as a percentage of net sales improved in 2001, both the RV segment and the modular housing and building segment experienced a decline in gross profit as a percentage of sales when compared to 2000. The overall improvement was primarily attributable to the modular housing and building segment representing a greater percentage of the Company's total net sales. This segment generally has higher profit margins than the RV segment. While the RV segment benefited from cost cutting efforts including the improved utilization of manufacturing facilities resulting from consolidations that took place earlier in 2001, the reduced production volume in 2001 resulted in a reduction in gross profit as a percentage of net sales when compared to 2000. The modular housing and building segment's gross profit included significant contributions from acquired companies. Although the Company shifted its marketing emphasis to larger, more complex homes where demand is generally less cyclical and margins are higher, the increase in the mix of lower margin commercial sales resulted in an overall reduced gross profit as a percent of net sales for the modular housing and building segment.

Operating expenses, consisting of selling, delivery, general and administrative expenses, were $95.0 million and $100.7 million, or as a percentage of net sales, 16.0% and 13.7% for 2001 and 2000, respectively. Delivery expenses were $32.1 million in 2001, or 5.4% of net sales, compared with $32.6 million, or 4.4% of net sales in 2000. Delivery expenses as a percentage of sales are considerably higher for the modular housing and building segment as compared to the recreational vehicle segment. With the acquisitions in 2001 and 2000, the modular housing and building segment contributed a greater percentage of overall Company sales in 2001 as compared to 2000, resulting in an increase in delivery expense as a percentage of net sales. Selling expenses for 2001 and 2000, both at 4.7% of net sales, were $28.1 million and $34.5 million, respectively. General and administrative expenses were $34.8 million in 2001, or 5.9% of net sales, compared with $33.6 million, or 4.6% of net sales, in 2000. The percentage increase in general and administrative expenses compared to sales in 2001 was primarily the result of goodwill amortization and other general and administrative expenses for companies acquired in 2001 and near the end of 2000.

Operating loss in 2001 of $4.5 million compared with operating income of $2.5 million in 2000, a decrease of $7.0 million. This decrease is consistent with the $12.7 million decrease in gross profit offset by the overall decrease of $5.7 million in operating expenses.

Interest expense for 2001 and 2000 was $2.3 million and $2.2 million, respectively. Interest expense varies with the amount of long-term debt and the amount of premiums borrowed by the Company against the cash surrender value of the Company's investment in life insurance contracts. Interest expense also increased as a result of assumed debt obligations in the acquisitions of Mod-U-Kraf Homes, Miller Building and Kan Build. Investment income for 2001 decreased to $.5 million from $1.4 million in 2000. The decrease in the investment income was principally due to less funds being invested in 2001 than in 2000 and a sharp decrease in interest rates during 2001. Cash and temporary cash investments were used in investing activities during 2001, including the acquisition of Kan Build.

The gain on sale of properties decreased $.6 million in 2001. There were no major gains on the sale of properties in 2001. Assets are continually analyzed and every effort is made to sell or dispose of properties that are determined to be excess or unproductive.

Pretax loss for 2001 was $6.1 million compared with pretax income of $2.9 million for 2000. The Company's RV segment incurred a pretax loss of $11.6 million, or (3.3)% of recreational vehicle net sales in 2001, compared with a pretax loss of $5.0 million, or (.9)% of the RV segment's net sales in 2000. The modular housing and building segment generated 2001 pretax income of $15.5 million and in 2000, $11.9 million, or 6.3% of modular net sales for both periods. The pretax income (loss) of the two segments does not include an allocation of additional depreciation expense of $1.9 million in 2001 and $1.8 million in 2000 associated with the enterprise-wide technology systems which were placed in service during 1999. This corporate expense is included in "other reconciling items" in the segment disclosures (see Note 2 of Notes to Consolidated Financial Statements).

The provision for income taxes was a benefit of $2.2 million for 2001 versus an expense of $.7 million for 2000, representing an effective tax rate of (35.4%) and 25.0%, respectively. The Company's effective tax rate fluctuates based upon the states where sales occur, the level of export sales, the mix of nontaxable investment income and other factors (see Note 10 of Notes to Consolidated Financial Statements).

The net loss for the year ended December 31, 2001 was $4.0 million compared to net income of $2.2 million for 2000.

COMPARISON OF 2000 TO 1999

Consolidated net sales for 2000 were $734.6 million, a decrease of 15.8% from the $872.8 million reported in 1999. The Company's RV segment experienced a sales decrease of 22.2%, while the modular housing and building segment's sales increased by 10.5%. The RV segment's net sales in 2000 and 1999 included $50.4 million and $84.0 million, respectively, of net sales attributable to RV segment business units which were sold or liquidated during 2000 and 1999 (see Note 11 to Notes to Consolidated Financial Statements). Sales decreases in the RV segment were attributable to a decline in overall market conditions affecting the recreational vehicle industry as a whole. Increases in interest rates, high fuel prices, dealer inventory adjustments and reduced consumer confidence negatively impacted RV industry shipments. The RV segment experienced a slight increase in the average sales price per unit while the modular housing and building segment experienced increases in both unit sales, including unit sales of acquired businesses, and in the average sales price per unit during 2000.

Gross profit for 2000 decreased to $103.2 million, or 14.1% of net sales, from $133.8 million, or 15.3% of sales, in 1999. The decrease in gross profit was primarily attributable to significantly lower production volume accompanying a decrease in total net sales from the Company's RV segment. Gross profit was also negatively impacted by nonrecurring special charges in the fourth quarter of 2000 related to plant consolidation, losses on the closing and liquidation of four retail dealerships and write-downs of certain real estate held for sale. In addition, during the fourth quarter of 2000, the Company increased accruals for excess inventory quantities, warranty liabilities and estimated losses under repurchase agreements.

Operating expenses, which include selling, delivery, general and administrative expenses, were $100.7 million, or 13.7% of net sales in 2000, compared with $93.1, or 10.7% of sales in 1999. Delivery expenses were $32.6 million, or 4.4% of net sales in 2000, compared with $32.8 million, or 3.8% of net sales in 1999. The increase in delivery expense as a percentage of sales was primarily the result of the modular housing and building segment representing a greater percentage of the Company's total net sales. Delivery expense is considerably higher as a percentage of net sales in the modular housing and building segment as compared to the recreational vehicle segment. Selling expenses were $34.5 million, or 4.7% of sales in 2000, compared with $31.9 million, or 3.7% of sales in 1999. Selling expenses increased in 2000 as a result of overall increases in dealer incentives in both segments of the Company's business. During 2000, the Company responded to discounting in the RV marketplace with strong incentives and marketing programs in an effort to stimulate retail sales. General and administrative expenses were $33.6 million, or 4.6% of net sales in 2000, compared with $28.4 million, or 3.3% of net sales in 1999. The general and administrative percentage increase in 2000 reflects increased internal costs for compensation and related expenses which were capitalized in 1999 in connection with the implementation of the new enterprise-wide technology systems.

Operating income was $2.5 million in 2000 compared with $40.6 million in 1999, a decrease of 93.8%. This decrease was consistent with the $30.5 million decrease in gross profit and the overall increase of $7.6 million in operating expenses.

Interest expense increased in 2000 to $2.2 million from $1.8 million in 1999. Investment income decreased to $1.4 million from $2.7 million in 1999. The decrease in investment income was principally due to less funds being invested in 2000 than in 1999. During 2000, cash and temporary cash investments were used in investing activities, including the acquisitions of Mod-U-Kraf Homes and Miller Building.

The net gain on the sales of properties decreased $1.1 million in 2000. The larger amount in 1999 was substantially due to the sale of real estate in Indiana, which included the previous corporate administrative building and various other miscellaneous properties. In 2000, the major gain on property was from the sale of the Lux Company facility, which approximated $1.2 million.

Pretax income was $2.9 million in 2000 compared with $45.0 million in 1999. The Company's RV segment incurred a pretax loss of $5.0 million, or (.9)% of recreational vehicle net sales in 2000, compared with pretax income of $28.1 million, or 4.0% of the RV segment's net sales in 1999. The modular housing and building segment produced pretax income of $11.9 million in 2000, or 6.3% of the modular segment's net sales and $14.9 million, or 8.8% of the modular segments net sales, in 1999 (see Note 2 of Notes to Consolidated Financial Statements).

The provision for income taxes was $.7 million for 2000 and $15.5 million for 1999, representing an effective tax rate of 25.0%, and 34.5%, respectively.

Net income for the year ended December 31, 2000 was $2.2 million compared with $29.5 million for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on funds from operations as its primary source of working capital and liquidity. In addition, the Company maintains a $30 million secured line of credit to meet its seasonal working capital needs (see Note 5 of Notes to Consolidated Financial Statements). During 2001, there were borrowings of $13.5 million under the credit facilities to finance the cash purchase price of Kan Build and such borrowings were subsequently repaid. There were no short-term borrowings outstanding at December 31, 2001, 2000 or 1999.

The Company's operating activities have been the principal source of cash flows in each of the last three years. Operating cash flows were $41.3 million, $29.9 million and $22.2 million for 2001, 2000 and 1999, respectively. For the year 2001, depreciation and the decreases in receivables and inventories, offset somewhat by decreases in trade accounts payable, were the major sources of cash flows. The decrease in receivables was directly related to the decrease in total net sales for the fourth quarter of 2001 compared to the same period in 2000. For the year 2000, depreciation and decreases in receivables and inventories, net of acquired companies, were the major sources of cash flows. In 1999, net income, adjusted for depreciation, was a significant factor in generating cash flows. In 1999 increases in trade accounts payable and accrued expenses and other liabilities were significantly offset by increases in receivables and inventories. This increase in receivables was related to the 12.0% increase in annual sales and the 11.6% increase in fourth quarter sales volume.

Investing activities used cash of $4.4 million, $25.0 million and $17.9 million in 2001, 2000 and 1999, respectively. In 2001, investment activities were mainly attributable to the acquisition of Kan Build. The sale of marketable securities, net of purchases, provided cash flows of $3.9 million and $12.7 million for 2001 and 2000, respectively. In 2000, these proceeds were used in part to fund the acquisition of Mod-U-Kraf Homes. In 1999, purchases of marketable securities, net of sales, used $2.1 million of cash flows. Proceeds from the sale of businesses provided cash of $4.8 million in 2000 and $3.3 million in 1999 while acquisitions of businesses consumed cash of $7.7 million in 2001 and $34.4 million in 2000 (see Note 11 of Notes to Consolidated Financial Statements). Otherwise the principal use of cash for investing activities in each of the last three years has been for property, plant and equipment acquisitions. Major capital expenditures during 2001 included the completion of the Milliken, Colorado facility which was under construction at the time of the Kan Build acquisition. Major capital expenditures during 2000 included expanding production facilities in North Carolina and Iowa for the modular housing and building segment. In 1999, major capital expenditures included expanding production facilities for the RV segment, as well as capitalization of internal costs associated with the enterprise-wide technology system.

In 2001, cash flows from financing activities reflected borrowings of $13.5 million, which were used for the purchase of Kan Build. This was subsequently repaid during the year along with $7.9 million of long-term debt acquired with the purchase. In 2000, cash flows reflected short-term borrowings and repayment of $30.0 million, which was used for the purchase of Miller Building. In 1999 the principal use of cash flows from financing activities was the $19.1 million used to purchase common shares under the Company's share repurchase programs. Other financing activities for 2001, 2000 and 1999, which used cash in each of the years, were payments of long-term debt and cash dividends. These negative cash flows were partially offset by the issuance of common shares under stock option and stock purchase plans. For a more detailed analysis of the Company's cash flows for each of the last three years, see the Consolidated Statements of Cash Flows.

The Company's cash and temporary cash investments at December 31, 2001 were $28.4 million, or an increase of $25.8 million from 2000. The Company anticipates that available funds, together with anticipated cash flows generated from future operations and amounts available under its credit facilities will be sufficient to fund future planned capital expenditures and other operating cash requirements through the end of 2002. In addition, the Company has $12.2 million of marketable securities, which are invested in public utility preferred stocks under a dividend capture program.

A downturn in the U.S. economy, lack of consumer confidence and other factors adversely impacted the RV industry during 2001 and the latter part of 2000. This has had a negative impact on the Company's sales of recreational vehicles and also increases the Company's risk of loss under repurchase agreements with lenders to the Company's independent dealers (see Note 12 of Notes to Consolidated Financial Statements and Critical Accounting Policies below).

In 2001, working capital decreased $14.2 million, from $116.2 million to $102.0 million. The $12.7 million decrease in current assets at December 31, 2001 versus December 31, 2000 was primarily due to reductions in receivables and inventories. The $1.5 million increase in current liabilities is substantially due to increases in accrued expenses and other liabilities offset by decreases in trade accounts payable.

CRITICAL ACCOUNTING POLICIES

The following discussion of accounting policies is intended to supplement the summary of significant accounting policies presented in Note 1 of the Notes to Consolidated Financial Statements. These policies were selected because they are broadly applicable within our operating units and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

The Company evaluates the carrying amounts of tangible and intangible assets annually to determine if they may be impaired. If the carrying amounts of the assets are not recoverable based upon undiscounted cash flow analysis, they are reduced by the estimated shortfall of fair value compared to the recorded value. Impairment losses of $.9 million and $2.1 million were recognized from the write-down of inventories and various real estate properties owned by the Company during 2001 and 2000, respectively.

The Company offers to its customers a variety of warranties on its products ranging from 1 to 5 years in length. Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. Estimated costs are based upon past warranty claims and sales history and adjusted as required to reflect actual costs incurred, as information becomes available. Warranty expense totaled $16.8 million, $15.5 million and $14.2 million in 2001, 2000 and 1999, respectively. Accrued liabilities for warranty expense at December 31, 2001 and 2000 were $8.4 million and $7.8 million, respectively.

At December 31, 2001 the Company had reserves for numerous other loss exposures, such as product liability ($3.1 million), litigation ($.5 million) and accounts receivable ($1.0 million). The Company also has loss exposure on loan guarantees and repurchase agreements (see Note 12 of Notes to Consolidated Financial Statements). Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. The Company estimates losses under the programs using consistent and appropriate methods; however, changes in assumptions could materially affect the Company's recorded liabilities for loss. Where available, the Company utilizes published credit ratings for our debtors to assist in determining the amount of required reserves.

PENDING ACCOUNTING POLICIES

(See New Accounting Standards Not Yet Adopted in Note 1 of the Notes to Consolidated Financial Statements).

FORWARD-LOOKING STATEMENTS

This Annual Report contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and are dependent on factors which may include, but are not limited to, the availability and price of gasoline, which can impact the sale of recreational vehicles; availability of chassis, which are used in the production of many of the Company's recreational vehicle products; interest rates, which affect the affordability of the Company's products; changing government regulations, such as those covering accounting standards, environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability; legislation governing the relationships of the Company with its recreational vehicle dealers, which may affect the Company's options and liabilities in the event of a general economic downturn; the impact of economic uncertainty on high-cost discretionary product purchases; and also on the state of the recreational vehicle and modular housing and building industries in the United States. Other factors affecting forward-looking statements include the cyclical and seasonal nature of the Company's businesses, adverse weather, changes in property taxes and energy costs, changes in federal income tax laws and federal mortgage financing programs, changes in public policy, competition in these industries and the Company's ability to maintain or increase gross margins which are critical to profitability whether there are or are not increased sales.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. The Company utilized its credit facility in 2001 in connection with the acquisition of Kan Build and such borrowings were repaid within six months. Short-term borrowings were utilized in 2000 in connection with the Miller Building acquisition and were repaid within sixty days. The Company did not utilize its short-term credit facilities during 1999. Accordingly, changes in interest rates would primarily impact the Company's long-term debt. At December 31, 2001, the Company had $11.9 million of long-term debt, including current maturities. Long-term debt consists mainly of industrial development revenue bonds that have variable or floating rates. At December 31, 2001, the Company had $12.2 million invested in marketable securities. The Company's marketable securities consist of public utility preferred stocks which typically pay quarterly fixed rate dividends. These financial instruments are subject to market risk in that available energy supplies and changes in available interest rates would impact the market value of the preferred stocks. As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company utilizes U.S. Treasury bond future options as a protection against the impact of increases in interest rates on the fair value of the Company's investments in these fixed rate preferred stocks. Outstanding options are marked to market with market value changes recognized in current earnings. The U.S. Treasury bond futures options generally have terms ranging from 90 to 180 days. Based on the Company's overall interest rate exposure at December 31, 2001, including variable or floating rate debt and derivatives used to hedge the fair value of fixed rate preferred stocks, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of December 31, 2001, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS                                  PAGE
                                                               ----

Financial Statements:
   Report of Independent Auditors/Accountants                  22-23
   Consolidated Balance Sheets at December 31, 2001 and 2000    24
   Consolidated Statements of Operations
     for the years ended December 31, 2001, 2000 and 1999       25
   Consolidated Statements of Shareholders' Equity
     for the years ended December 31, 2001, 2000 and 1999       26
   Consolidated Statements of Cash Flows for the years
     ended December 31, 2001, 2000 and 1999                    27-28
   Notes to Consolidated Financial Statements                  29-49

   Financial Statement Schedule:
     II - Valuation and Qualifying Accounts for the years
       ended December 31, 2001, 2000 and 1999                   51

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Coachmen Industries, Inc.



We have audited the accompanying consolidated balance sheet of Coachmen Industries, Inc. (the Company) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coachmen Industries, Inc. and subsidiaries at December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                           /s/ Ernst & Young LLP


Grand Rapids, Michigan
February 1, 2002

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Coachmen Industries, Inc.



In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Coachmen Industries, Inc. and its subsidiaries at December 31, 2000 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 1 to the consolidated financial statements, effective January 1, 1999, the Company adopted Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use."


/s/ PricewaterhouseCoopers LLP

South Bend, Indiana
   February 2, 2001, except for the information in Note 5, for which the date is February 9, 2001, and Note 11, for which the date is February 12, 2001

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31
(in thousands)


ASSETS
                                                 2001           2000
                                                 ----           ----
CURRENT ASSETS
  Cash and temporary cash investments          $ 28,416       $  2,614
  Marketable securities                          12,180         18,737
  Trade receivables, less allowance for
   doubtful receivables 2001 - $972
   and 2000 - $1,066                             23,756         37,743
  Other receivables                               2,162          2,336
  Refundable income taxes                         2,241          4,600
  Inventories                                    80,477         97,315
  Prepaid expenses and other                      4,656          2,221
  Deferred income taxes                           7,319          8,384
                                               --------        -------

    Total current assets                        161,207        173,950

Property, plant and equipment, net               80,233         84,163
Intangibles, less accumulated amortization
  2001 - $2,096 and 2000 - $917                  18,954         15,983
Cash value of life insurance                     13,454         12,378
Other                                            14,712          9,972
                                               --------       --------

    TOTAL ASSETS                               $288,560       $296,446
                                               ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable, trade                      $ 18,944       $ 24,015
  Accrued income taxes                              494            845
  Accrued expenses and other liabilities         38,846         31,988
  Current maturities of long-term debt              917            865
                                               --------       --------

    Total current liabilities                    59,201         57,713

Long-term debt                                   11,001         11,795
Deferred income taxes                             1,257          3,370
Other                                             8,461          8,619
                                               --------       --------

    Total liabilities                            79,920         81,497
                                               --------       --------

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000 shares; issued 2001 - 21,046
   shares and 2000 - 21,020 shares               91,072         90,861
  Additional paid-in capital                      5,755          5,563
  Accumulated other comprehensive income (loss)(    931)          -
  Retained earnings                             162,646        169,766
  Treasury shares, at cost, 2001 - 5,110
    shares and 2000 - 5,317 shares             ( 49,902)       (51,241)
                                               --------       --------

    Total shareholders' equity                  208,640        214,949
                                               --------       --------

    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                     $288,560       $296,446
                                               ========       ========


See Notes to Consolidated Financial Statements.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31
(in thousands, except per share amounts)



                                            2001          2000         1999
                                            ----          ----         ----

Net sales                                 $593,921      $734,578     $872,819
Cost of sales                              503,359       631,344      739,034
                                          --------      --------     --------

    Gross profit                            90,562       103,234      133,785
                                          --------      --------     --------

Operating expenses:
  Delivery                                  32,122        32,575       32,834
  Selling                                   28,135        34,506       31,933
  General and administrative                34,794        33,637       28,375
                                          --------      --------     --------

                                            95,051       100,718       93,142
                                          --------      --------     --------

    Operating income (loss)                 (4,489)        2,516       40,643
                                          --------      --------     --------

Nonoperating income (expense):
  Interest expense                          (2,298)       (2,152)      (1,829)
  Investment income                            476         1,401        2,747
  Gain on sale of properties, net              303           891        1,962
  Other income (expense), net               (  110)          231        1,518
                                          --------      --------     --------

                                            (1,629)          371        4,398
                                          --------      --------     --------

    Income (loss) before income taxes       (6,118)        2,887       45,041

Income taxes (benefit)                      (2,167)          723       15,539
                                          --------      --------     --------

    Net income (loss)                     $ (3,951)     $  2,164     $ 29,502
                                          ========      ========     ========




Earnings (loss) per common share:
    Basic                                 $ (  .25)     $    .14      $  1.80
    Diluted                                 (  .25)          .14         1.80

Shares used in the computation of earnings per common share:
    Basic                                   15,835        15,584       16,370
    Diluted                                 15,835        15,639       16,421



See Notes to Consolidated Financial Statements.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended December 31, 2001, 2000 and 1999
(in thousands, except per share amounts)

                                                                      Accumulated
                                       Common Shares     Additional      Other                   Treasury Shares         Total
                                       -------------      Paid-In    Comprehensive  Retained    -----------------    Shareholders'
                                     Number     Amount    Capital     Income(Loss)  Earnings     Number    Amount        Equity
                                     ------     ------  -----------  -------------  --------     ------    ------     ------------

Balance at January 1, 1999           20,843    $89,105    $3,867        $ -         $114,488     (4,258)  $(33,128)    $204,332
  Net income                           -          -         -             -           29,502                  -          29,502
  Issuance of common shares upon
    the exercise of stock options
    net of tax benefit of $438          107        981       438          -             -          -          -           1,419
  Issuance of common shares under
    employee stock purchase plan         21        319      -             -             -          -          -             319
  Issuance of common shares from
    treasury                           -          -          318          -             -            21        151          469
  Acquisition of common shares
    for treasury                       -          -         -             -             -        (1,206)   (19,121)     (19,121)
  Cash dividends of $.20 per
    common share                       -          -         -             -           (3,274)       -         -          (3,274)
                                    -------    -------    ------       --------     --------     ------    -------     --------

Balance at December 31, 1999         20,971     90,405     4,623          -          170,716     (5,443)   (52,098)     213,646
  Net income                           -          -         -             -            2,164       -          -           2,164
  Issuance of common shares upon
    the exercise of stock options
    net of tax benefit of $91            21        173      (217)         -                         109        748          704
  Issuance of common shares under
    employee stock purchase plan         28        283      -             -             -          -          -             283
  Issuance of common shares from
    treasury                           -          -          200          -             -            17        109          309
  Conversion of stock options of
    acquired business to stock
    options of the Company             -          -          957          -             -          -          -             957
  Cash dividends of $.20 per
    common share                       -          -         -             -           (3,114)      -          -          (3,114)
                                    -------    -------    ------       --------     --------     ------    -------     --------

Balance at December 31, 2000         21,020     90,861     5,563          -          169,766     (5,317)   (51,241)     214,949
  Net loss                             -          -         -             -           (3,951)      -          -          (3,951)
  Net unrealized loss on securities
    net of tax benefit of $510         -          -         -             (931)         -          -          -            (931)
                                                                                                                       --------
  Total comprehensive loss                                                                                               (4,882)
  Issuance of common shares upon
    the exercise of stock options
    net of tax benefit of $10          -          -         (258)         -             -           176      1,414        1,156
  Issuance of common shares under
    employee stock purchase plan         26        211      -             -             -          -          -             211
  Issuance of common shares from
    treasury                           -          -          450          -             -            84        588        1,038
  Acquisition of common shares
    for treasury                       -          -         -             -             -           (53)      (663)        (663)
  Cash dividends of $.20 per
    common share                       -          -         -             -           (3,169)      -          -          (3,169)
                                    -------    -------    ------       --------      -------     ------    -------     --------

Balance at December 31, 2001         21,046    $91,072    $5,755        $ (931)     $162,646     (5,110)  $(49,902)    $208,640
                                    =======    =======    ======       ========     ========     ======   ========     ========

See Notes to Consolidated Financial Statements.


COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31
(in thousands)




                                                     2001        2000          1999
                                                     ----        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $ (3,951)   $  2,164      $ 29,502
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation                                   10,890      10,941         9,146
      Amortization and write-off of
        intangibles                                   1,179         273           127
      Provision for doubtful receivables                379         435           117
      Provision for write-down of property to
        net realizable value                            869        -             -
      Net realized and unrealized losses on
        marketable securities and derivatives         1,759       1,112           825
      Gain on sale of properties, net                  (303)       (891)       (1,962)
      Increase in cash surrender value of
        life insurance policies                      (1,203)       (903)         (750)
      Deferred income taxes                          (1,035)     (1,758)          559
      Other                                             901         976           175
      Changes in certain assets and liabilities, net
        of effects of acquisitions and dispositions:
          Trade receivables                          14,572      14,631       (13,199)
          Inventories                                21,365      12,420        (9,908)
          Prepaid expenses and other                 (2,378)        955          (873)
          Accounts payable, trade                    (5,744)     (8,237)        6,044
          Income taxes - accrued and refundable       1,998        (942)         (794)
          Accrued expenses and other liabilities      1,996      (1,244)        3,234
                                                  ---------    --------      --------
              Net cash provided by
                operating activities                 41,294      29,932        22,243
                                                  ---------    --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from:
    Sale of marketable securities                    51,672     134,673       186,794
    Sale of properties                                1,800       1,931         2,596
    Sale of businesses                                 -          4,826         3,298
    Payments received on notes receivable             3,244        -             -
  Acquisitions of:
    Marketable securities                           (47,752)   (121,972)     (188,890)
    Property and equipment                           (4,719)     (8,222)      (21,400)
    Businesses, net of acquired cash                 (7,707)    (34,351)         -
  Other                                                (922)     (1,898)         (297)
                                                  ---------    --------      --------
              Net cash used in
                investing activities                 (4,384)    (25,013)      (17,899)
                                                  ---------    --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings                  -         30,000          -
  Payments of short-term borrowings                    -        (30,000)         -
  Proceeds from long-term debt                       13,500        -             -
  Payments of long-term debt                        (22,143)     (4,447)       (2,427)
  Issuance of common shares                           1,357         896         1,300
  Tax benefit from stock options exercised               10          91           438
  Cash dividends paid                                (3,169)     (3,114)       (3,274)
  Purchases of common shares for treasury              (663)       -          (19,121)
                                                  ---------    --------      --------
              Net cash used in
                financing activities                (11,108)     (6,574)      (23,084)
                                                  ---------    --------      --------



CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED for the years ended December 31
(in thousands)



                                                     2001        2000          1999
                                                     ----        ----          ----
Increase (decrease) in cash and temporary cash
  investments                                        25,802     ( 1,655)      (18,740)

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of year                                   2,614       4,269        23,009
                                                   --------    --------      --------

  End of year                                      $ 28,416    $  2,614      $  4,269
                                                   ========    ========      ========


Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest                                      $ 2,624    $  2,192      $  1,305
      Income taxes                                    1,480       3,770        15,716


See Notes to Consolidated Financial Statements.



COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.   NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

     NATURE OF OPERATIONS - Coachmen Industries, Inc. and its subsidiaries (the "Company") manufacture a full line of recreational vehicles and modular housing and buildings. Recreational vehicles are sold through a nationwide dealer network. The modular products (modular homes, townhouses and specialized structures) are sold to builders/dealers or directly to the end user for certain specialized modular structures.

     PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Coachmen Industries, Inc. and its subsidiaries, all of which are wholly owned. All material intercompany transactions have been eliminated.

     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     REVENUE RECOGNITION - For the recreational vehicle segment, the shipping terms are free on board ("FOB") shipping point and title and risk of ownership are transferred to the independent dealers at that time. Accordingly, sales are recognized as revenue at the time the products are shipped. For the modular housing and building segment, the shipping terms are generally FOB destination. Title and risk of ownership are transferred when the Company completes installation of the product. The Company recognizes the revenue at the time delivery and installation are completed. Revenue from final set-up procedures, which are perfunctory, is deferred and recognized when such set-up procedures are completed.

     CASH FLOWS AND NONCASH ACTIVITIES - For purposes of the consolidated statements of cash flows, cash and temporary cash investments include cash, cash investments and any highly liquid investments purchased with original maturities of three months or less.

     Noncash investing and financing activities are as follows:

                                             2001        2000        1999
                                             ----        ----        ----
     Issuance of common shares, at
       market value, in lieu of cash
       compensation                       $ 1,038     $   309        $469
     Liabilities assumed in business
       acquisitions                        12,728      21,926         -
     Liabilities assumed by buyers in the
       disposition of businesses             -          1,414         -

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.   NATURE OF OPERATIONS AND ACCOUNTING POLICIES, CONTINUED.

     CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to credit risk consist primarily of cash and temporary cash investments and trade receivables.

     At December 31, 2001 and 2000, cash and temporary cash investments include $23.6 million and $.2 million, respectively, invested in a money market mutual fund.

     The Company has a concentration of credit risk in the recreational vehicle industry, although there is no geographic concentration of credit risk. The Company performs ongoing credit evaluations of its customers' financial condition and sales to its recreational vehicle dealers are generally subject to pre-approved dealer floor plan financing whereby the Company is paid upon delivery or shortly thereafter. The Company generally requires no collateral from its customers. Future credit losses are provided for currently through the allowance for doubtful receivables and actual credit losses are charged to the allowance when incurred.

     MARKETABLE SECURITIES - Marketable securities consist of public utility preferred stocks which pay quarterly cash dividends. The preferred stocks are part of a dividend capture program whereby preferred stocks are bought and held for the purpose of capturing the quarterly preferred dividend. The securities are then sold and the proceeds reinvested again in preferred stocks. The Company's dividend capture program is a tax planning strategy to maximize dividend income which is 70% excludable from taxable income under the Internal Revenue Code and related state tax provisions. As a result, a dividend capture program generally provides a higher after-tax return than other short-term investment alternatives. The Company accounts for its marketable securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain securities to be categorized as either trading, available-for-sale or held-to- maturity. The Company's marketable securities at December 31, 2001 and 2000 are classified as available-for-sale and, accordingly, are carried at fair value with net unrealized appreciation (depreciation) recorded as a separate component of shareholders' equity. At December 31, 2001, the cost of marketable securities exceeded fair market value by approximately $931 net of deferred taxes. At December 31, 2000, cost approximated fair value and, accordingly, the Company recognized no unrealized appreciation (depreciation). The cost of securities sold is determined by the specific identification method.

     The Company utilizes U.S. Treasury bond futures options as protection against the impact of increases in interest rates on the fair value of the Company's investments in marketable securities (fixed rate preferred stocks). The options are marked to market with market value changes recognized in the consolidated statements of income in the period of change.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.   NATURE OF OPERATIONS AND ACCOUNTING POLICIES, CONTINUED.

     Investment income consists of the following:

                                           2001         2000        1999
                                           ----         ----        ----

     Interest income                      $1,079       $  836      $1,029
     Dividend income on
       preferred stocks                      646        1,677       2,543
     Net realized (losses) on sale
       of preferred stocks                (1,252)        (189)     (1,220)
     Net realized gains (losses) on
       closed U.S. Treasury bond
       futures options                        55         (821)        314
     Unrealized gains (losses) on
       open U.S. Treasury bond
       futures options                       (52)        (102)         81
                                          ------        -----      ------

          Total                           $  476       $1,401      $2,747
                                          ======       ======      ======


     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and temporary cash investments, receivables and accounts payable approximated fair value as of December 31, 2001 and 2000, because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of December 31, 2001 and 2000, based upon terms and conditions currently available to the Company in comparison to terms and conditions of the existing long-term debt. The Company has investments in life insurance contracts to fund obligations under deferred compensation agreements (see Note 9). At December 31, 2001 and 2000, the carrying amount of these policies, which equaled their fair value, was $13.5 million and $12.4 million, respectively (cash surrender values of $31.0 million and $28.6 million, net of $17.5 million and $16.2 million of policy loans, respectively).

     At December 31, 2001 and 2000, the carrying amounts of U.S. Treasury bond futures options, which are derivative instruments, aggregated $35 and $71, respectively. The carrying amounts represent fair value since these futures options are marked to market at the end of each reporting period and gains or losses are recognized in earnings.

     As required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company adopted the requirements of SFAS No. 133 effective January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company utilizes U.S. Treasury bond futures options, which are derivative instruments, and changes in market value are recognized in current earnings. Accordingly, due to its limited use of derivative instruments and the fact that changes in fair value are currently recognized in earnings, the adoption of SFAS No. 133 did not have a significant effect on the financial position or results of operations of the Company.

     INVENTORIES - Inventories are valued at the lower of cost (first-in, first-out method) or market.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.   NATURE OF OPERATIONS AND ACCOUNTING POLICIES, CONTINUED.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed by the straight- line method on the costs of the assets, at rates based on their estimated useful lives as follows: land improvements 3-15 years; buildings and improvements 10-30 years; machinery and equipment 3-10 years; transportation equipment 2-7 years; and office furniture and fixtures, including capitalized computer software, 2-10 years. Upon sale or retirement of property, plant and equipment, including real estate held for sale and rental properties, the asset cost and related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in income.

     INTANGIBLES - Prior to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, intangibles, consisting principally of excess of cost over the fair value of net assets of businesses acquired ("goodwill"), had been amortized on a straight-line basis over 5 to 40 years.

     EVALUATION OF IMPAIRMENT OF LONG-LIVED ASSETS - In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired. The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected net future undiscounted cash inflows resulting from use of the assets. If the carrying amounts of the assets are not recoverable based on the analysis, they are reduced by the estimated shortfall of fair value to the recorded value.

     INCOME TAXES - The Company recognizes income tax expense in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are established for the expected future tax consequences of events that have been included in the financial statements or tax returns using enacted tax rates in effect for the years in which the differences are expected to reverse and is subject to ongoing assessment of realizability.

     RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses charged to operations were approximately $6,583, $5,959 and $5,727 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.   NATURE OF OPERATIONS AND ACCOUNTING POLICIES, CONTINUED.

     ACCOUNTING CHANGE - Effective January 1, 1999, the Company adopted American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". For years beginning after December 15, 1998, SOP 98-1 requires internal and external costs incurred to develop internal-use computer software during the application development stage to be capitalized and amortized over the software's useful life. Prior to January 1, 1999, these costs were expensed as incurred. During the years ended December 31, 2000 and 1999, the Company capitalized $96 and $2,591, respectively, of internal costs which prior to January 1, 1999 would have been expensed under generally accepted accounting principles. These capitalized costs were related to the Company's new enterprise computer system. The effect of this change in accounting principle for the years ended December 31, 2000 and 1999 was to increase net income by approximately $59 ($-0-- per share) and $1,399 ($.09 per share), respectively.

     RECLASSIFICATIONS - Certain reclassifications have been made in the fiscal 2000 and fiscal 1999 consolidated financial statements to conform to the presentation used in fiscal 2001.

     SHIPPING AND HANDLING COSTS - Effective January 1, 2001, the Company adopted Emerging Issues Task Force ("EITF"), EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires freight billed to customers to be considered as sales revenue. Previously, the Company netted freight billed to customers against delivery expenses. Net sales and delivery expenses for prior periods have been restated to conform with the new presentation. The amount of delivery revenue reclassified to net sales was $29.3 million and $30.2 million in fiscal years 2000 and 1999, respectively. The adoptions of the new EITF pronouncement had no impact on net income.

     VOLUME-BASED SALES INCENTIVES - Also effective January 1, 2001, the Company adopted EITF 00-22, "Accounting for Points and Certain Time or Volume-Based Sales Incentive Offers...," which required certain volume-based sales rebates to be netted against sales revenue. Previously, the Company included such rebates in selling expenses. Net sales and selling expenses for prior periods have been restated to conform with the new presentation. The amount of sales incentives reclassified to net sales was $4.7 million and $4.4 million in fiscal years 2000 and 1999, respectively. The adoption of the new EITF pronouncement had no impact on net income.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.   NATURE OF OPERATIONS AND ACCOUNTING POLICIES, CONTINUED.

     NEW ACCOUNTING STANDARDS NOT YET ADOPTED - In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Statement No. 141 eliminates the pooling of interests method of accounting for business acquisitions and Statement No. 142 eliminates the amortization of goodwill (and intangible assets deemed to have indefinite lives) and requires the Company to evaluate goodwill for impairment on an annual basis. Any impairment of goodwill must be recognized currently as a charge to earnings in the financial statements. The Company will be required to apply the provisions of the Statements to all business combinations initiated after June 30, 2001. For goodwill and intangible assets arising from business combinations completed before July 1, 2001, the Company will be required to apply the provisions of Statement No. 142 beginning on January 1, 2002. Application of the non-amortization provisions of the Statement is expected to reduce intangibles amortization by approximately $1.2 million and increase net income by approximately $.8 million ($.05 per diluted share) per year. During 2002, the Company will perform the initial impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what effect these tests will have on its consolidated results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS No. 144 as of January 1, 2002 and it has not determined the effect, if any, the adoption of the Statement will have on the Company's consolidated financial position or results of operations.


2.   SEGMENT INFORMATION.

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's two reportable segments are recreational vehicles, including related parts and supplies, and modular housing and building. The Company evaluates the performance of its segments and allocates resources to them based on pretax income. The accounting policies of the segments are the same as those described in Note 1 and there are no inter- segment revenues. Differences between reported segment amounts and corresponding consolidated totals represent corporate expenses for administrative functions and costs or expenses relating to property and equipment that are not allocated to segments.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


2.   SEGMENT INFORMATION, CONTINUED.

     The table below presents information about segments used by the chief operating decision maker of the Company for the years ended December 31:


                                          2001           2000           1999
                                          ----           ----           ----
    Net sales:
         Recreational vehicles          $349,810       $547,651       $703,618
         Modular housing and building    244,111        186,927        169,201
                                        --------       --------       --------

           Consolidated total           $593,921       $734,578       $872,819
                                        ========       ========       ========

    Pretax income (loss):
         Recreational vehicles          $(11,631)      $ (4,967)      $ 28,148
         Modular housing and building     15,466         11,866         14,870
         Other reconciling items          (9,953)        (4,012)         2,023
                                        --------       --------       --------

           Consolidated total           $ (6,118)      $  2,887       $ 45,041
                                        ========       ========       ========

    Total assets:
         Recreational vehicles          $ 88,629       $139,383       $166,288
         Modular housing and building     97,578        100,340         37,837
         Other reconciling items         102,353         56,723         81,641
                                        --------       --------       --------

           Consolidated total           $288,560       $296,446       $285,766
                                        ========       ========       ========


     The following specified amounts are included in the measure of segment pretax income or loss reviewed by the chief operating decision maker:

                                          2001           2000           1999
                                          ----           ----           ----

    Interest expense:
         Recreational vehicles          $    209       $    142       $    794
         Modular housing and building        910            393            324
         Other reconciling items           1,179          1,617            711
                                        --------       --------       --------

           Consolidated total           $  2,298       $  2.152       $  1,829
                                        ========       ========       ========


    Depreciation:
         Recreational vehicles          $  3,643       $  4,662       $  4,649
         Modular housing and building      4,546          3,568          2,902
         Other reconciling items           2,701          2,711          1,595
                                        --------      ---------       --------

           Consolidated total           $ 10,890       $ 10,941       $  9,146
                                        ========       ========       ========


    Certain segment amounts previously reported in 2000 and 1999 have been reclassified to conform with the presentation used in 2001.


3.   INVENTORIES.

    Inventories consist of the following:
                                                     2001          2000
                                                     ----          ----


      Raw materials                                $ 24,224     $ 35,963
      Work in process                                 7,866        8,244
      Finished goods                                 48,387       53,108
                                                   --------     --------

        Total                                      $ 80,477     $ 97,315
                                                   ========     ========

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


4.   PROPERTY, PLANT AND EQUIPMENT.

     Property, plant and equipment consists of the following:

                                                      2001          2000
                                                      ----          ----

      Land and improvements                        $ 14,103      $ 15,013
      Buildings and improvements                     68,980        67,198
      Machinery and equipment                        25,307        24,418
      Transportation equipment                       14,223        14,130
      Office furniture and fixtures                  18,427        18,270
                                                   --------      --------

        Total                                       141,040       139,029
      Less, accumulated depreciation                 60,807        54,866
                                                    -------      --------

        Property, plant and equipment, net         $ 80,233      $ 84,163
                                                   ========      ========


5.   SHORT-TERM BORROWINGS.

     The Company maintains an Amended and Restated Revolving Credit Facility that provides a secured line of credit aggregating $30 million through June 30, 2003. This agreement was amended on November 5, 2001 to modify available borrowings to $30 million from $50 million, to provide certain collateral to the bank and to modify certain financial covenants to reflect current business conditions. As of December 31, 2001 and December 31, 2000, there were no borrowings outstanding under the Credit Facility. Borrowings under the Credit Facility bear interest equal to: (i) a eurodollar rate plus an applicable margin of 2.0%, or (ii) a floating rate, for any day, equal to the greater of the prime rate or the federal funds effective rate. The Company is also required to pay a facility fee of .5% per annum. The Credit Facility is secured by the accounts receivable and inventory of material subsidiaries.

     The Credit Facility also contains customary affirmative and negative covenants including financial covenants requiring the maintenance of a specified consolidated current ratio, fixed charge coverage ratio, leverage ratio and a required minimum net worth. At December 31, 2001 the Company was in compliance with all related covenants.

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

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. LONG-TERM DEBT.

Long-term debt consists of the following:
                                                           2001         2000
                                                           ----         ----
     Obligations under industrial development
     revenue bonds, variable rates (effective
     weighted average interest rates of 1.9%
     and 5.2% at December 31, 2001 and 2000,
     respectively), with various maturities
     through 2015                                        $11,795      $12,660
     Obligations under Community Development Block
     Grants, fixed rates of 3.5% and 4.5% with
     various maturities through 2005                         123         -
                                                         -------       ------

        Subtotal                                          11,918       12,660

     Less, current maturities of long-term debt              917          865
                                                         -------      -------

        Long-term debt                                   $11,001      $11,795
                                                         =======      =======


     Principal maturities of long-term debt during the four fiscal years succeeding 2002 are as follows: 2003 - $902; 2004 - $895; 2005 - $869 and
     2006 - $865.

     In connection with the industrial development revenue bond obligations, the Company obtained, as a credit enhancement for the bondholders, irrevocable letters of credit in favor of the bond trustees. Under the industrial revenue bond for the Mod-U-Kraf Homes' manufacturing facility in Virginia, the issuer of the letter of credit holds a first lien and security interest on that facility. The letter of credit agreements relating to these letters of credit contain, among other provisions, certain covenants relating to required amounts of working capital and net worth and the maintenance of certain required financial ratios. At December 31, 2001, the Company was in compliance with all related covenants. Community Development Block Grants payable to the City of Osage City, Kansas aggregating $123 were obtained as part of the Kan Build acquisition and are payable in monthly installments through 2005.


7.   ACCRUED EXPENSES AND OTHER LIABILITIES.

     Accrued expenses and other liabilities at year-end consist of the following:
                                                      2001         2000
                                                      ----         ----

     Wages, salaries and commissions                $ 3,860      $ 2,134
     Dealer incentives                                4,443        4,397
     Warranty                                         8,391        7,796
     Insurance-products and general liability,
       workers compensation, group health and other   7,148        4,518
     Customer deposits and unearned revenues          7,318        4,769
     Other current liabilities                        7,686        8,374
                                                    -------      -------

       Total                                        $38,846      $31,988
                                                    =======      =======

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8.   COMMON STOCK MATTERS AND EARNINGS PER SHARE.


     STOCK OPTION PLAN

     The Company has stock option plans, including the 2000 Omnibus Stock Incentive Program (the "2000 Plan") which was approved by the shareholders on May 4, 2000. The 2000 Plan provides for an additional one million common shares to be reserved for grants under the Company's stock option and award plans. The Company's stock option plan provides for the granting of options to directors, officers and eligible key employees to purchase common shares. The 2000 Plan permits the issuance of either incentive stock options or nonqualified stock options. Stock Appreciation Rights ("SARs") may be granted in tandem with stock options or independently of and without relation to options. There were no SARs outstanding at December 31, 2001. The option price for incentive stock options shall be an amount of not less than 100% of the fair market value per share on the date of grant and the option price for nonqualified stock options shall be an amount of not less than 90% of the fair market value per share on the date the option is granted. No such options may be exercised during the first year after grant, and are exercisable cumulatively in four installments of 25% each year thereafter. Options have terms ranging from five to ten years.

     The following table summarizes stock option activity:

                                                                      Weighted-
                                                                       Average
                                                    Number             Exercise
                                                   of Shares            Price
                                                   ---------            -----

    Outstanding, January 1, 1999                      661              $16.77
      Granted                                         395               20.39
      Canceled                                        (83)               7.44
      Exercised                                      (107)               9.18
                                                    -----

    Outstanding, December 31, 1999                    866               18.94
      Granted                                         804                7.79
      Canceled                                       (152)              18.78
      Exercised                                      (130)               4.72
                                                    -----

    Outstanding, December 31, 2000                  1,388               13.83
      Granted                                          72               11.81
      Canceled                                       (268)              16.43
      Exercised                                      (176)               7.18
                                                    -----

    Outstanding, December 31, 2001                  1,016               13.84
                                                    =====


     The granted options in 2000 included 508 options granted to holders of options to acquire shares of an acquired business, Miller Building Systems, Inc. (see Note 11). The weighted average exercise price of these converted options was $6.59 per share and such options were vested and exercisable at the date of conversion.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


8. COMMON STOCK MATTERS AND EARNINGS PER SHARE, CONTINUED.

     Options outstanding at December 31, 2001 are exercisable at prices ranging from $4.05 to $24.88 per share and have a weighted average remaining contractual life of 3.7 years. The following table summarizes information about stock options outstanding and exercisable at December 31, 2001.


                                            Options Outstanding              Options Exercisable
                                            -------------------              -------------------
                                                 Weighted-
                                    Number        Average    Weighted-      Number        Weighted-
                                Outstanding at   Remaining    Average    Exercisable at    Average
                Range of         December 31,   Contractual  Exercise    December 31,     Exercise
             Exercise Price          2001          Life        Price         2001           Price
             --------------          ----          ----        -----         ----           -----

            4.05 -  12.00             581           5.2         8.54          345           7.17
           12.01 -  17.00             127           2.3        14.96           77          15.26
           17.01 -  22.00              94           0.5        20.15           90          20.22
           22.01 -  24.88             214           1.7        24.78          128          24.75
                                   ------                                    ----

                                    1,016                                     640
                                   ======                                    ====

     At December 31, 2000 and 1999 there were exercisable options to purchase 757 and 270 shares, respectively, at weighted-average exercise prices of $12.33 and $15.55, respectively. The weighted-average grant-date fair value of options granted during the years ended December 31, 2001, 2000 and 1999 were $4.33, $3.11 and $5.92, respectively. As of December 31, 2001, 1,128 shares were reserved for the granting of future stock options and awards, compared with 982 shares at December 31, 2000. The shares available for the granting of future stock options as of December 31, 2000 was revised upward to include the outstanding options exchanged as part of the Miller Building acquisition. Per the adjustment provisions of the 2000 Omnibus Stock Incentive Program, when outstanding employee stock options have been assumed in the acquisition of another corporation or business entity, the aggregate number of shares of Common Stock available for benefits under the Plan shall be increased accordingly.

     Had the Company adopted the provisions of SFAS No. 123, "Accounting for Stock- Based Compensation," the Company's pro forma net income (loss) and net income (loss) per share would have been:
                                               2001         2000         1999
                                               ----         ----         ----

      Pro forma net income (loss)            ($4,641)      $1,588       $29,013
      Pro forma net income (loss) per share:
        Basic                                   (.29)         .10          1.77
        Diluted                                 (.29)         .10          1.77

     The pro forma amounts and the weighted-average grant-date fair-value of options granted were estimated using the Black-Scholes option-pricing model with the following assumptions:
                                           2001         2000         1999
                                           ----         ----         ----

      Risk free interest rate              4.33%        5.77%         5.49%
      Expected life                        4.00 years   2.75 years    2.75 years
      Expected volatility                 47.7%        46.6%         39.8%
      Expected dividends                   1.9%         1.7%          1.1%

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


8.   COMMON STOCK MATTERS AND EARNINGS PER SHARE, CONTINUED.

     STOCK AWARD PROGRAMS

     On October 19, 1998, the Board of Directors approved a Stock Award Program which provides for the awarding to key employees of up to 109 shares of common stock from shares reserved under the Company's stock option plan. On December 1, 1998, the Company awarded 64 shares to certain employees, subject to the terms, conditions and restrictions of the award program. For the year ended December 31, 1999, no shares were awarded, 14.4 shares were issued and 6.1 awarded shares were canceled. During the year ended December 31, 2000, no shares were awarded, 12.0 shares were issued and 7.6 awarded shares were canceled. During the year ended December 31, 2001, no shares were awarded, 9.0 shares were issued and 5.5 awarded shares were canceled. The shares under the stock awards are issuable in four annual installments of 25% beginning one year from the date of grant. The Company recognizes compensation expense over the term of the awards and compensation expense of $201, $263 and $208 was recognized for the years ended December 31, 2001, 2000 and 1999, respectively.

     The 2000 Plan also permits the granting of restricted and unrestricted stock awards to the Company's key employees and non-employee directors. In accordance with the provisions of the 2000 Plan, the Board of Directors may grant shares of stock to eligible participants for services to the Company. Restricted shares vest over a period of time as determined by the Board of Directors and are granted at no cost to the recipient. For restricted shares, compensation expense is recognized by the Company over the vesting period at an amount equal to the fair market value of the shares on the grant date. Compensation expense for unrestricted shares is recognized at date of grant. There were 15.1, 4.2 and 1.2 stock awards granted in 2001, 2000 and 1999, respectively. Compensation expense of $64.5, $13.7 and $4.2 was recognized in the years ended December 31, 2001, 2000 and 1999, respectively.

     STOCK PURCHASE PLAN

     The Company has an employee stock purchase plan under which a total of 472 shares of the Company's common stock are reserved for purchase by full-time employees through payroll deductions at a price equal to 90% of the market price of the Company's common stock on the purchase date. As of December 31, 2001, there were 256 employees actively participating in the plan. Since its inception, a total of 328 shares have been purchased by employees under the plan. Certain restrictions in the plan limit the amount of payroll deductions an employee may make in any one quarter. There are also limitations as to the amount of ownership in the Company an employee may acquire under the plan.

     EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options and stock awards. The dilutive effect of stock options and awards did not enter into the computation of diluted earnings per share for the year ended December 31, 2001, because their inclusion would have been antidilutive.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


8.   COMMON STOCK MATTERS AND EARNINGS PER SHARE, CONTINUED.


     SHAREHOLDER RIGHTS PLAN

     On October 21, 1999, the Company's Board of Directors adopted a new shareholder rights plan to replace an existing rights plan that was due to expire on February 15, 2000. The new rights plan, which became effective January 12, 2000 (the "Record Date"), provides for a dividend distribution of one common share purchase right (the "Rights") for each outstanding common share to each shareholder of record on the Record Date. The Rights will be represented by common share certificates and will not be exercisable or transferable apart from the common shares until the earlier to occur of (i) ten (10) business days following a public announcement that a person or group of persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding common shares or (ii) ten (10) business days following the commencement of (or announcement of an intention to make) a tender offer or exchange offer if, upon consummation thereof, such an Acquiring Person would be the beneficial owner to 20% or more of the outstanding common shares. Upon the occurrence of the certain events and after the Rights become exercisable, each right would entitle the rightholder (other than the Acquiring Person) to purchase one fully paid and nonaccessable common share of the Company at a purchase price of $75 per share, subject to anti-dilutive adjustments. The Rights are nonvoting and expire February 1, 2010, and at any time prior to a person or a group of persons becoming an Acquiring Person, the Company's Board of Directors may redeem the Rights in whole, but not in part, at a purchase price $.01 per Right.


9.   COMPENSATION AND BENEFIT PLANS.

     INCENTIVE COMPENSATION

     The Company has incentive compensation plans for its officers and other key management personnel. The amounts charged to expense for the years ended December 31, 2001, 2000 and 1999 aggregated $1,665, $1,085 and $3,344, respectively.

     DEFERRED COMPENSATION

     The Company has established a deferred compensation plan for executives and other key employees. The plan provides for benefit payments upon termination of employment, retirement, disability, or death. The Company recognizes the cost of this plan over the projected service lives of the participating employees based on the present value of the estimated future payments to be made. The plan is funded by insurance contracts on the lives of the participants, and net investments in insurance contracts aggregated $13.5 million and $12.4 million as of December 31, 2001 and 2000, respectively. The deferred compensation obligations, which aggregated $7,054 and $7,327 at December 31, 2001 and 2000, respectively, are included in other non-current liabilities, with the current portion ($302 and $367 at December 31, 2001 and 2000, respectively) included in other current liabilities.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


9.   COMPENSATION AND BENEFIT PLANS, CONTINUED.

     In connection with the two business acquisitions in 2000, which are discussed in Note 11, the Company assumed obligations under existing deferred compensation agreements. These obligations aggregated $1,268 and $1,877 at December 31, 2001 and 2000, respectively. As part of these acquisitions, the Company assumed ownership of life insurance contracts and trust accounts established for the benefit of participating executives. Such assets, which are valued at fair value, aggregated $722 and $763 at December 31, 2001 and 2000, respectively.

     SUPPLEMENTAL DEFERRED COMPENSATION

     During 2001, the Company established a supplemental deferred compensation plan (Mirror Plan) for key employees as determined by the Board of Directors. This plan allows participants to defer compensation only after they have deferred the maximum allowable amount under the Company's 401(k) Plan. The participants direct the Company to invest funds in mutual fund investments and the Company's stock. The Company matches a certain level of participant contributions in cash and Company stock. The matching contributions vest over a five year period. Participant benefits are limited to the value of the vested benefits held on their behalf.

     The Company also established a supplemental deferred compensation plan (SERP Plan) during 2001 for certain key executive management as determined by the Board of Directors. This plan allows participants to defer compensation without regard to participation in the Company's 401(k) plan. The participants direct the Company to invest funds in mutual fund investments and the Company's stock. The Company matches a certain level of participant contributions in cash and Company stock. The matching contributions vest after a five year period. Participant benefits are limited to the value of the vested benefits held on their behalf.

     Investments related to these plans and their related liabilities of $414 are recorded on the consolidated balance sheet at December 31, 2001.

     EMPLOYEE BENEFIT PLANS

     Effective January 1, 2000, the Company established a retirement plan (the "Plan"), under Section 401(k) of the Internal Revenue Code that covers all eligible employees. The Plan is a defined contribution plan and allows employees to make voluntary contributions up to 20% of annual compensation. Under the Plan, the Company may make discretionary matching contributions up to 6% of participants' compensation. Expense under the Plan aggregated $1,317 and $1,434 for the years ended December 31, 2001 and 2000, respectively.

     Prior to January 1, 2000, the Company sponsored a Coachmen Assisted Retirement For Employees (C.A.R.E.) program which provided a mechanism for each eligible employee to establish an individual retirement account and receive matching contributions from the Company based on the amount contributed by the employee, the employee's years of service and the profitability of the Company. Company matching contributions charged to expense under the C.A.R.E. program aggregated $735 for the year ended December 31, 1999.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


10.  INCOME TAXES.

     Income taxes (benefit) are summarized as follows for the year ended December 31:

                                             2001         2000         1999
                                             ----         ----         ----
      Federal:
        Current                            $(1,170)     $ 1,695      $13,591
        Deferred                             ( 906)      (1,564)         489
                                           -------      -------      -------

                                            (2,076)         131       14,080
                                           -------      -------      -------

      State:
        Current                                 38          786        1,389
        Deferred                              (129)        (194)          70
                                           -------      -------      -------

                                               (91)         592        1,459
                                           -------      -------      -------

          Total                            $(2,167)     $   723      $15,539
                                           =======      =======      =======



    The following is a reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate (35% in 2001 and 1999 and 34% in 2000) to the reported provision (benefit) for income taxes:

                                             2001         2000         1999
                                             ----         ----         ----
    Computed federal income tax (benefit)
      at federal statutory rate            $(2,141)     $   982      $15,765
    Changes resulting from:
      Increase in cash surrender
        value of life insurance
        contracts                             (444)        (233)        (150)
      Extraterritorial income exclusion/
        Foreign Sales Corporation
        subject to lower tax rate             (148)        (391)        (368)
      State income taxes, net of
        federal income tax benefit              -           391          948
      Preferred stock dividend
        exclusion                             (158)        (399)        (622)
      Goodwill amortization                    306           40           -
      Settlement of IRS tax
        examinations                            -           216           -
      Other, net                               418          117         ( 34)
                                           -------      -------      -------

          Total                            $(2,167)     $   723      $15,539
                                           =======      =======      =======

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


10.  INCOME TAXES, CONTINUED.

     The components of the net deferred tax assets are as follows:

                                                  2001            2000
                                                  ----            ----

         Current deferred tax asset:
           Accrued warranty expense             $ 3,357         $ 2,981
           Inventories                              589             948
           Receivables                              366             389
           Other                                  3,007           4,066
                                                -------         -------

               Net current deferred
                 tax asset                      $ 7,319         $ 8,384
                                                =======         =======
         Noncurrent deferred tax asset (liability):
           Deferred compensation                $ 2,822         $ 2,931
           Property and equipment and other
             real estate                         (4,947)         (5,677)
           Intangible assets                       (851)           (778)
           Other                                  1,719             154
                                                -------         -------

               Net noncurrent deferred
                 tax liability                  $(1,257)        $(3,370)
                                                =======         =======



11.  ACQUISITIONS AND DISPOSITIONS.


     ACQUISITIONS

     On February 12, 2001, the Company acquired all of the issued and outstanding shares of capital stock of Kan Build, Inc. ("Kan Build"), a manufacturer of modular buildings. The purchase price aggregated $21.6 million and consisted of $8.9 million cash paid at closing and the assumption of $12.7 million of liabilities. The excess of purchase price over fair value of assets acquired ("goodwill"), which approximated $4.1 million, is being amortized on a straight-line basis over 20 years. The acquisition was accounted for as a purchase and the operating results of Kan Build are included in the Company's consolidated financial statements from the date of acquisition.

     When acquired, Kan Build had facilities in Osage City, Kansas; Loveland, Colorado; and a new plant under construction in Milliken, Colorado. During the second quarter of 2001, all manufacturing operations in the Loveland, Colorado facility were relocated to the newly constructed facility in Milliken, Colorado. The lease on the Loveland, Colorado facility was subsequently terminated.

     Effective June 30, 2000, the Company acquired all of the issued and outstanding capital stock of Mod-U-Kraf Homes, Inc. ("Mod-U-Kraf"), a manufacturer of modular housing, located in Virginia. The purchase price aggregated $15.1 million and consisted of $9.7 million of cash paid at closing and the assumption of $5.4 million of liabilities. The excess of purchase price over fair value of assets acquired ("goodwill"), which approximated $1.5 million, is being amortized on a straight-line basis over 20 years.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


11.  ACQUISITIONS AND DISPOSITIONS, CONTINUED.

     On October 31, 2000, the Company acquired all of the issued and outstanding capital stock of Miller Building Systems, Inc. ("Miller Building"). Miller Building designs, manufactures and markets factory-built buildings for use as commercial modular buildings and telecommunication shelters. The purchase price aggregated $43.8 million and consisted of $27.3 million of cash paid at closing and the assumption of $16.5 million of liabilities. In addition to the cash purchase price and assumption of liabilities, the Company assumed Miller Building's obligations under its stock option plan by converting options to acquire Miller Building common shares into options to acquire a like number of common shares of the Company for an adjusted exercise price. The difference between per share fair value of the Company's common shares less adjusted exercise price represented additional purchase price and was accounted for as a credit to additional paid-in capital. The excess of purchase price over fair value of assets acquired ("goodwill"), which approximated $9.1 million, is being amortized on a straight-line basis over 20 years.

     The acquisitions of Mod-U-Kraf Homes and Miller Building have been accounted for as a purchase and the operating results of the acquired businesses are included in the Company's consolidated financial statements from the respective dates of acquisition.

     Unaudited pro forma financial information as if these acquisitions had occurred at the beginning of each period is as follows:

                                                 2001          2000
                                                 ----          ----

          Net sales                            $597,444     $837,331
          Net income (loss)                      (3,922)       4,092
          Earnings (loss) per share:
             Basic                             $   (.25)  $      .26
             Diluted                               (.25)         .26

     DISPOSITIONS
     ------------

     During the years ended December 31, 2000 and 1999, the Company disposed of certain business operations within its recreational vehicle segment.

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

     During the third and fourth quarters of 2000, the Company completed the closing and liquidation of four of its Company-owned dealerships pursuant to its previously announced plan to exit this line of business with the exception of two Company-owned stores which have been retained for research and development and regional service purposes.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


11. ACQUISITIONS AND DISPOSITIONS, CONTINUED.

     During the year ended December 31, 1999, the Company sold the business operations and certain assets of two of its Company-owned dealerships. The sales proceeds consisted of $3,298 cash and a promissory note receivable of $650. The Company recognized a $650 gain on the sale of these businesses which is included in other nonoperating income.

     Net sales and pretax losses (including gains and losses on sale, disposal or liquidation) of these business operations were as follows:


                                      2001         2000         1999
                                      ----         ----         ----

      Net sales                     $  -        $ 50,355     $ 83,980
      Pretax losses                    -          (5,195)      (2,473)


12.  COMMITMENTS AND CONTINGENCIES.

     LEASE COMMITMENTS

     The Company leases various manufacturing and office facilities under non-cancelable agreements which expire at various dates through November 2006. Several of the leases contain renewal options and options to purchase and require the payment of property taxes, normal maintenance and insurance on the properties. Certain office and delivery equipment are also leased under various non-cancelable agreements. The above described leases are accounted for as operating leases.

     Future minimum annual lease commitments at December 31, 2001 aggregated $746 and are payable as follows: 2002 - $490; 2003 - $162; 2004 - $74; 2005
     - $14; 2006 - $6. Total rental expense for the years ended December 31, 2001, 2000 and 1999 aggregated $1,269, $850 and $1,179, respectively.

     OBLIGATION TO PURCHASE CONSIGNED INVENTORIES

     The Company obtains vehicle chassis for its recreational and specialized vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until either assigned to a unit in the production process or 90 days have passed. At the earlier of these dates, the Company is obligated to purchase the chassis and it is recorded as inventory. At December 31, 2001 and 2000, chassis inventory, accounted for as consigned inventory, approximated $16.4 million and $16.5 million, respectively.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


12.  COMMITMENTS AND CONTINGENCIES, CONTINUED.

     CORPORATE GUARANTEES

     The Company was contingently liable under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $3.1 million at December 31, 2001 and $15.1 million at December 31, 2000 (none in 1999).

     REPURCHASE AGREEMENTS

     The Company is contingently liable to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financial institution in the event that they have repossessed them upon a dealer's default. Although the estimated contingent liability approximates $164 million at December 31, 2001 ($272 million at December 31, 2000), the risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. Prior to 2000, the Company had not reported any losses under these agreements. However, in 2000 and continuing to a lesser extent through 2001, as a result of business conditions negatively affecting the recreational vehicle industry, the Company experienced some losses under repurchase agreements. Accordingly, the Company is recording an accrual for estimated losses under repurchase agreements at December 31, 2001 and 2000.

     SHARE REPURCHASE PROGRAMS

     During 2000 and 1999, the Company repurchased common shares for its treasury under share repurchase programs authorized by the Board of Directors. Under the repurchase programs, common shares are purchased from time to time, depending on market conditions and other factors, on the open market or through privately negotiated transactions. As of December 31, 2001, the Company has authorization to repurchase up to 871 additional common shares.

     SELF-INSURANCE

     The Company is self-insured for a portion of its product liability and certain other liability exposures. Depending on the nature of the claim and the date of occurrence, the Company's maximum exposure ranges from $250 to $500 per claim. The Company accrues an estimated liability based on various factors, including sales levels and the amount of outstanding claims. Management believes the liability recorded (See Note 7) is adequate to cover the Company's self-insured risk.

     CHANGE OF CONTROL AGREEMENTS

     On February 3, 2000, the Company entered into Change of Control Agreements with key executives. Under the terms of these agreements, in the event of a change in control of the Company, as defined, the Company would be obligated to pay these key executives for severance and other benefits. These agreements, as adjusted for subsequent changes in key personnel, aggregated obligations of approximately $12.4 million and $13.2 million based on salaries and benefits at December 31, 2001 and 2000, respectively. In addition, in the event of a change of control of the Company, all outstanding stock options and SARs shall become immediately exercisable, all stock awards shall immediately vest and all performance goals under incentive compensation plans shall be deemed fully achieved.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


12.  COMMITMENTS AND CONTINGENCIES, CONTINUED.

     Also on February 3, 2000, the Company established a rabbi trust, which in the event of a change of control, as defined, will be funded to cover the Company's obligations under its deferred compensation plan (see Note 9).

     LITIGATION

     The Company is involved in various legal proceedings which are ordinary routine litigations incidental to the industry and which are covered in whole or in part by insurance. Management believes that any liability which may result from these proceedings will not be significant.


13.  UNAUDITED INTERIM FINANCIAL INFORMATION.

     Certain selected unaudited quarterly financial information for the years ended December 31, 2001 and 2000 is as follows:


                                                2001
                                            Quarter Ended
                             March 31     June 30    September 30  December 31
                             --------     -------    ------------  -----------

    Net sales                $152,924    $162,359      $149,577     $129,061
    Gross profit               16,122      28,059        26,141       20,240
    Net income (loss)          (4,940)      1,424         1,005       (1,440)
    Net income (loss) per
      common share:
        Basic                    (.31)        .09           .06         (.09)
        Diluted                  (.31)        .09           .06         (.09)


                                                2000
                                            Quarter Ended
                             March 31     June 30    September 30  December 31
                             --------     -------    ------------  -----------

    Net sales                $201,213    $194,697      $188,474     $150,194
    Gross profit               30,151      30,513        27,207       15,363
    Net income (loss)           4,030       3,700         2,273       (7,839)
    Net income (loss) per
      common share:
        Basic                     .26         .24           .15         (.50)
        Diluted                   .26         .24           .15         (.50)

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


13.  UNAUDITED INTERIM FINANCIAL INFORMATION, CONTINUED.

     The fourth quarter of 2001 was adversely impacted by a $469 nonrecurring special charge which consisted of writing-down the carrying value of certain real estate not currently used in production. In addition, the 2001 fourth quarter's operating results were adversely affected by increased accruals for prior years state taxes and for estimated losses under repurchase agreements as a result of the unfavorable market conditions affecting the recreational vehicle industry.

     The fourth quarter of 2000 was adversely impacted by $2.6 million of nonrecurring special charges which consisted of the following: $646 for closing of the Oregon plant, $1,270 for closing and liquidation of four Company-owned retail facilities and $673 for writing down the carrying value of certain real estate not currently used in production. In addition, the 2000 fourth quarter's operating results were adversely affected by increased accruals for excess inventory quantities, warranty liabilities and estimated losses under repurchase agreements all the result of the unfavorable market conditions affecting the recreational vehicle industry.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In June 2001, PricewaterhouseCoopers LLP ("PwC") advised the Company that it was closing its South Bend, Indiana office that had served the Company since 1986. On August 23, 2001, the Board of Directors of the Company, on the recommendation of the Audit Committee, appointed Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 2001. PwC was notified of their dismissal on August 23, 2001. The reports of PwC on the Company's financial statements for the years ended December 31, 2000 and 1999, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the Company's financial statements for the two most recent fiscal years and through August 23, 2001, there have been no disagreements with PwC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of PwC, would have caused them to make reference thereto in their report on the financial statements for such years. The Company filed the related Form 8-K on August 23, 2001.



                                PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)  IDENTIFICATION OF DIRECTORS

Information for Item 10(a) is contained on page 4 of the Company's Proxy

Statement dated March 27, 2002 and is incorporated herein by reference.

     (b)  EXECUTIVE OFFICERS OF THE COMPANY

See "Executive Officers of the Registrant" contained herein

     (c)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Information for "Section 16 (a)" Beneficial Ownership Reporting Compliance is contained on page 3 of the Company's Proxy Statement dated March 27, 2002 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information for Item 11 is contained under the heading "Compensation of Executive Officers and Directors" in the Company's Proxy Statement dated March 28, 2002 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information for Item 12 is contained on pages 3 and 4 of the Company's Proxy Statement dated March 28, 2002 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable

                                 PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES, AND REPORTS ON FORM 8-K

(a)  THE FOLLOWING FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
     SCHEDULE ARE INCLUDED IN ITEM 8 HEREIN.

 1.  Financial Statements
     ---------------------

     Report of Independent Auditors
     Consolidated Balance Sheets at December 31, 2001 and 2000 Consolidated Statements of Operations
       for the years ended December 31, 2001, 2000 and 1999 Consolidated Statements of Shareholders' Equity
       for the years ended December 31, 2001, 2000 and 1999 Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
     Notes to Consolidated Financial Statements for the years ended December 31, 2001, 2000 and 1999

 2.  Financial Statement Schedule
     -----------------------------

     Schedule II - Valuation and Qualifying Accounts

 3.  Exhibits
     ---------

     See Index to Exhibits

(b)  REPORTS ON FORM 8-K DURING THE QUARTER ENDED
     DECEMBER 31, 2001

         Form 8-K, dated November 7, 2001, reporting an Item 5 event (a press release announcing third quarter results).



SCHEDULE II
                    VALUATION AND QUALIFYING ACCOUNTS

                      Balance At   Charged                   Balance
                      Beginning   To Costs    Deductions-    At End
Description           Of Period  And Expenses   Describe    Of Period
                      ---------  ------------  ---------    ----------

Allowance for doubtful
 receivables - deducted
 from trade receivables
 in the consolidated
 balance sheets:

 For the year ended                          $  (488,000)(A)
  December 31, 2001  $1,066,000 $  379,000        15,000 (B) $  972,000


 For the year ended                          $  (137,000)(A)
  December 31, 2000  $  550,000 $  435,000   $   218,000 (B) $1,066,000

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

                                          COACHMEN INDUSTRIES, INC.

Date: March 29, 2002                     /s/ J.P. Tomczak
                                         -----------------------------
                                                  J. P. Tomczak
                                        (Executive Vice President and
                                           Chief Financial Officer)

                                         /s/ G. L. Near
                                         -----------------------------
                                                  G. L. Near
                                        (Vice President and Controller)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 29, 2002.


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

 (3)(b) By-Laws as modified through January 31, 2002 (incorporated by reference to Exhibit 3.3 to the Company's Form 8-K filed February 20, 2002).

 (4)(a) Amended and Restated Credit Agreement dated as of March 30, 2001 (filed herewith).

 (4)(a)(i) Amendment No. 1 to Amended and Restated Credit Agreement dated as of November 5, 2001 (filed herewith).

 (4)(b)         Stockholder Rights Agreement (incorporated by reference to
                Exhibit 1 to Form 8-A dated January 5, 2000).

*(10)(a) Executive Benefit and Estate Accumulation Plan, as amended and restated effective as of September 30, 2000 (filed herewith).

*(10)(b) 2000 Omnibus Stock Incentive Program (incorporated by reference to Exhibit A to the Company's Proxy Statement dated March 27, 2000 for its Annual Meeting in 2000).

*(10)(b)(i)     Resolution regarding Amendment of 2000 Omnibus Stock Incentive
                Program adopted by the Company's Board of Directors on July
                27, 2000 (filed herewith)

*(10)(c) Form of Change in Control Agreements for certain executive officers (Tier 1)(incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

*(10)(d) Form of Change in Control Agreements for certain executive officers (Tier 2)( incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

*(10)(e) PRISM Exec(R)Model Non-Qualified Deferred Compensation Plan effective January 1, 2001 (filed herewith)

 (11)           No Exhibit - See Consolidated Statements of Income and
                Note 8 of Notes to Consolidated Financial Statements, Contained herein.

 (16) Letter re change in certifying accountant (incorporated by reference to the Company's Form 8-K filed August 23, 2001).

 (21)           Registrant and Subsidiaries of the Registrant.

(23.1)   Consent of Ernst & Young LLP.
(23.2)   Consent of PricewaterhouseCoopers LLP.


*  Management Contract or Compensatory Plan.