Form 10-Q
period 2002-03-31
COACHMEN INDUSTRIES INC
filed 2002-05-14
CIK 21212

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

                                       OR

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to__________________

Commission file number  1-7160
                        ------

                            COACHMEN INDUSTRIES, INC.
--------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

              INDIANA                            35-1101097
--------------------------------------------------------------------------------
  (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)          Identification number)

           2831 DEXTER DRIVE, ELKHART, INDIANA      46514
--------------------------------------------------------------------------------
         (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code        574-262-0123
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

    At April 30, 2002:

    Common Shares, without par value 16,103,624 shares outstanding including an equivalent number of common share purchase rights.
--------------------------------------------------------------------------------

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX                  Page No.
 Part I.  Financial Information

    Item 1. Financial Statements:

       Consolidated Balance Sheets-
       March 31, 2002 and December 31, 2001                    3-4

       Consolidated Statements of Operations-
       Three Months Ended March 31, 2002 and 2001               5

       Consolidated Statements of Cash Flows-
       Three Months Ended March 31, 2002 and 2001               6

       Notes to Consolidated Financial Statements              7-10

    Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations          11-14

    Item 3. Quantitative and Qualitative Disclosures
       About Market Risk                                        15

Part II.  Other Information

    Item 6. Exhibits and Reports on Form 8-K                    15

    Signatures                                                  16

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                               March 31,    December 31,
                                                 2002          2001
                                                 ----          ----
                                              (Unaudited)
ASSETS
Current assets:
  Cash and temporary cash investments         $ 40,219      $ 28,416
  Marketable securities                         12,265        12,180
  Trade receivables, less allowance for
   doubtful receivables 2002 - $949
   and 2001 - $972                              37,766        23,756
  Other receivables                              1,587         2,162
  Refundable income taxes                        2,244         2,241
  Inventories                                   75,924        80,477
  Prepaid expenses and other                     4,660         4,656
  Deferred income taxes                          7,393         7,319
                                              --------      --------

    Total current assets                       182,058       161,207
                                              --------      --------



Property, plant and equipment, at cost         140,820       141,040
  Less, Accumulated depreciation                61,650        60,807
                                              --------      --------

    Property, plant and equipment, net          79,170        80,233
                                              --------      --------


Intangibles, net of accumulated amortization
  2002 and 2001 - $2,096                        18,954        18,954
Cash value of life insurance                    13,905        13,454
Real estate held for sale                        8,138        11,129
Other                                            5,139         3,583
                                              --------      --------


Total assets                                  $307,364      $288,560
                                              ========      ========


See Notes to Consolidated Financial Statements.

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                                 (in thousands)



                                               March 31,    December 31,
                                                 2002          2001
                                                 ----          ----
                                              (Unaudited)
LIABILITIES
Current liabilities:
  Accounts payable, trade                     $ 33,179      $ 18,944
  Accrued income taxes                             550           494
  Accrued expenses and other liabilities        43,750        38,846
  Current maturities of long-term debt             918           917
                                              --------      --------

    Total current liabilities                   78,397        59,201

Long-term debt                                  10,986        11,001
Deferred income taxes                            1,257         1,257
Other                                            8,624         8,461
                                              --------      --------

    Total liabilities                           99,264        79,920
                                              --------      --------


SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000 shares; issued 2002 - 21,051
   shares and 2001 - 21,046 shares              91,125        91,072
  Additional paid-in capital                     5,632         5,755
  Accumulated other comprehensive loss            (877)         (931)
  Retained earnings                            161,254       162,646
  Treasury shares, at cost: 2002 - 4,972
   shares and 2001 - 5,110 shares              (49,034)      (49,902)
                                              --------      --------

     Total shareholders' equity                208,100       208,640
                                               --------      --------

Total liabilities and shareholders' equity    $307,364      $288,560
                                              ========      ========



See Notes to Consolidated Financial Statements.

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)



                                                Three Months
                                               Ended March 31,
                                           2002               2001
                                           ----               ----

Net sales                               $154,457           $152,924

Cost of goods sold                       134,477            136,802
                                        --------           --------

    Gross profit                          19,980             16,122
                                        --------           --------

Operating expenses:
  Delivery                                 7,218              7,843
  Selling                                  6,515              6,891
  General and administrative               7,658              8,815
                                        --------           --------

                                          21,391             23,549
                                        --------           --------

    Operating loss                        (1,411)            (7,427)
                                        --------           --------

Nonoperating (income) expense:
  Interest expense                           540                574
  Investment income                         (232)              (152)
  (Gain) loss on sale of properties, net    (665)                 5
  Other, net                                (158)               (62)
                                        --------           --------
                                            (515)               365
                                        --------           --------

    Loss before income taxes                (896)            (7,792)

Income taxes (benefit)                      (306)            (2,852)
                                        --------           --------

    Net loss                            $   (590)          $ (4,940)
                                        ========           ========

Loss per common share:
    Basic and diluted                   $   (.04)          $   (.31)

Shares used in the computation
 of loss per common share:
    Basic and diluted                     16,040             15,746

Cash dividends per common share         $    .05           $    .05




See Notes to Consolidated Financial Statements.

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                            Three Months
                                                           Ended March 31,
                                                         2002          2001
                                                        -----          ----

Cash flows from operating activities:
  Net loss                                            $   (590)     $ (4,940)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation                                       2,538         2,798
      Amortization and write-off of intangibles           -              212
      Provision for doubtful receivables                    30            58
      Provision for write-down of property to
        net realizable value                              (469)         -
      (Gain) loss on sale of properties, net              (665)            5
      Increase in cash surrender value of
        life insurance policies                           (451)         (200)
      Net realized and unrealized losses on
        marketable securities and derivatives              265           843
      Deferred income taxes                                (74)       (1,010)
      Other                                                480           122
      Changes in certain assets and liabilities, net
        of effects of acquisitions and dispositions:
          Receivables                                  (13,465)          (66)
          Inventories                                    4,553         2,976
          Prepaid expenses and other                        (4)          271
          Accounts payable, trade                       14,235         6,611
          Income taxes - accrued and refundable             53         1,335
          Accrued expenses and other liabilities         4,904         6,722
                                                      --------      --------
            Net cash provided by
              operating activities                      11,340        15,737
                                                      --------      --------

Cash flows from investing activities:
  Proceeds from sales of marketable securities          11,415        12,590
  Proceeds from sale of properties                       2,137          -
  Proceeds from payments received on notes receivable     -            3,244
  Investments in marketable securities                 (11,711)      (12,759)
  Purchases of property and equipment                   (1,079)       (1,857)
  Acquisition of businesses, net of cash acquired         -           (7,103)
  Other                                                     35           (92)
                                                      ---------     --------
            Net cash provided by (used in)
              investing activities                         797        (5,977)
                                                      --------      --------

Cash flows from financing activities:
  Proceeds from long-term debt                            -           13,500
  Payments of long-term debt                               (14)       (7,911)
  Issuance of common shares under stock
    incentive plans                                        390            54
  Tax benefit from stock options exercised                 102          -
  Purchases of common shares for treasury                  (10)         -
  Cash dividends paid                                     (802)         (788)
                                                      --------      --------
            Net cash provided by (used in)
              financing activities                        (334)        4,855
                                                      --------      --------

Increase in cash and temporary
    cash investments                                    11,803        14,615

Cash and temporary cash investments
  Beginning of period                                   28,416         2,614
                                                      --------      --------
  End of period                                       $ 40,219      $ 17,229
                                                      ========      ========


See Notes to Consolidated Financial Statements.

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


1.  BASIS OF PRESENTATION

    The consolidated balance sheet data as of December 31, 2001 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

    In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair statement of the interim periods reported. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.


2.  SEGMENT INFORMATION

    The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's two reportable segments are: Recreational vehicles, including related parts and supplies, and modular housing and building. The Company evaluates the performance of its segments and allocates resources to them based on pretax income. Differences between reported segment amounts and corresponding consolidated totals represent corporate expenses for administrative functions and costs, income or expenses relating to property and equipment that are not allocated to segments.

    The table below presents information about segments used by the chief operating decision maker of the Company for the three months ended March 31, 2002 and 2001:

                                          2002            2001
                                          ----            ----
         Net sales:
              Recreational vehicles    $109,521        $106,263
              Modular housing
                      and building       44,936          46,661
                                       --------        --------

                Consolidated total     $154,457        $152,924
                                       ========        ========

         Pretax income (loss):
              Recreational vehicles    $   (573)       $ (5,511)
              Modular housing
                      and building         (512)            475

              Other reconciling items       189          (2,756)
                                       --------        --------

                Consolidated total     $   (896)       $ (7,792)
                                       ========        ========

                                        March 31,     December 31,
                                          2002            2001
                                          ----            ----
    Total assets:
      Recreational vehicles            $ 99,216        $ 88,629
      Modular housing and building      104,635          97,578
      Other reconciling items           103,513         102,353
                                       --------        --------

                Consolidated total     $307,364        $288,560
                                       ========        ========



3.  INVENTORIES

    Inventories consist of the following:

                                        March 31,     December 31,
                                          2002            2001
                                          ----            ----

    Raw materials                      $ 25,188        $ 24,224
    Work in process                       9,465           7,866
    Finished goods                       41,271          48,387
                                       --------       ---------

                Total                  $ 75,924        $ 80,477
                                       ========        ========


4.  EARNINGS PER SHARE

    Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of stock options and stock awards. The dilutive effect of stock options and awards did not enter into the computation of diluted earnings per share for the quarters ended March 31, 2002 and 2001, because their inclusion would have been antidilutive.


5.  OTHER COMPREHENSIVE INCOME (LOSS)

    Other comprehensive income (loss) includes unrealized depreciation of available-for-sale securities, net of taxes. Other comprehensive income (loss) for the three months ended March 31, 2002 and 2001 was $54 and $(1,016), respectively. Total comprehensive income (loss) combines reported net loss and other comprehensive income (loss). Total comprehensive income (loss) for the three months ended March 31, 2002 and 2001 was $(536) and $(5,956), respectively.


6.  ACQUISITION OF A BUSINESS

    On February 12, 2001, the Company acquired all of the issued and outstanding shares of capital stock of Kan Build, Inc. ("Kan
    Build"), a manufacturer of modular buildings. The purchase price aggregated $21.6 million and consisted of $8.9 million cash paid at closing and the assumption of $12.7 million of liabilities. The excess of purchase price over fair value of assets acquired ("goodwill"), approximated $4.1 million. The acquisition was accounted for as a purchase and the operating results of Kan Build are included in the Company's consolidated financial statements from the date of acquisition.

    Unaudited pro forma financial information as if this acquisition had occurred at the beginning of the quarter ended March 31, 2001 is as follows:

       Net sales                            $156,447

       Net income (loss)                      (4,847)

       Earnings (loss) per share:

            Basic                           $   (.31)
            Diluted                             (.31)


7.  RECLASSIFICATION

    Certain information in the accompanying consolidated statements of operations for the three months ended March 31, 2001 has been reclassified to conform to the 2002 presentation. The reclassifications had no effect on net income as previously reported.


8.  COMMITMENTS AND CONTINGENCIES

    The Company was contingently liable at March 31, 2002 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. Historically, the Company has experienced losses under these agreements and accordingly, is recording an accrual for estimated losses under repurchase agreements.

    The Company is involved in various legal proceedings, which are ordinary disputes incidental to the industry and which are covered in whole or in part by insurance. Management believes that the ultimate outcome of these matters and any liabilities in excess of insurance coverage and self-insurance accruals will not have a material adverse impact on the Company's consolidated financial position or on its future business operations.

9.  NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accountings Standards ("SFAS") No. 141, "Business Combinations", which eliminates the pooling of interests method of accounting for business acquisitions and Statement No. 142, "Goodwill and Other Intangible Assets", which eliminates the amortization of goodwill and requires the Company to evaluate goodwill for impairment on an annual basis. Any impairment of goodwill must be recognized currently as a charge to earnings in the financial statements. The Company was required to apply the provisions of the Statements to all business combinations initiated after June 30, 2001. For goodwill and intangible assets arising from business combinations completed before July 1, 2001, the Company was required to apply the provisions of Statement No. 142 beginning on January 1, 2002. Application of the nonamortizaton provisions of Statement No. 142 would have resulted in an increase in 2001 first quarter net earnings of $134 ($.01 per diluted share). During 2002, the Company will perform initial impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what effect these tests will have on its consolidated results of operations or financial position.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. The Company was required to adopt Statement No. 144 as of January 1, 2002 and it did not have a significant impact on operations or financial position of the Company.

    The Company is actively marketing certain real property, which is no longer being used in the operations of the business. The Company expects that disposition of such property will be completed within the next year given current market conditions and the location and condition of the properties. Under the provisions of SFAS No. 144, such property is being classified as real estate held for sale in the accompanying consolidated balance sheets at the lower of cost or estimated net selling price. The property is no longer being depreciated pending their sale.

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      (in thousands, except per share data)


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition, results of operations and cash flows during the periods included in the accompanying consolidated financial statements.

A summary of the changes in the principal items included in the consolidated statements of income is shown below.


                                             Comparison of
                                              Three Months
                                      Ended March 31, 2002 and 2001
                                          Increases (Decreases)
                                          ---------------------

                                          Amount      Percentage

Net sales                               $  1,533         1.0%

Cost of goods sold                        (2,325)       (1.7)

Delivery                                    (625)       (8.0)

Selling                                     (376)       (5.5)

General and administrative                (1,157)      (13.1)

Interest expense                             (34)       (5.9)

Investment income                             80        52.6

Gain on sale of
  properties, net                            670         n/m

Other, net                                    96       154.8

Loss before income taxes                  (6,896)      (88.5)

Income tax benefit                        (2,546)      (89.3)

Net loss                                  (4,350)      (88.1)

NET SALES

Consolidated net sales for the quarter ended March 31, 2002 were $154.5 million, an increase of 1.0% from the $152.9 million reported in the same quarter of 2001. The Company's recreational vehicle segment recorded a sales increase of 3.1%. Sales dollars for motorized products increased slightly while revenue for towable products posted a slight decrease. However, unit shipments of motorized products were down slightly from the prior year while towable unit shipments increased approximately 8%. A shift in sales mix from mid to higher end Class A motorhomes caused the higher sales dollars on fewer units for motorized products. Conversely, towable products experienced a shift in mix to lower end travel trailer and camping trailers causing a slight decrease in revenue on higher unit sales. Compared to 2001, there was an increase in unit shipments of approximately 4.8% in the recreational vehicle segment. The Company's modular housing and building segment experienced a 3.7% decrease in net sales for the quarter compared to last year's first quarter. This decrease was principally caused by a decline in sales to the telecommunications industry.


COST OF GOODS SOLD

Cost of goods sold decreased 1.7% or $2.3 million for the three months ended March 31, 2002 compared to the same quarter for 2001. As a percentage of net sales, cost of goods sold was 87.1% for the 2002 quarter compared to 89.5% for the 2001 quarter. This improvement of 2.4 percentage points is directly related to cost cutting efforts during 2001 to address excess overhead costs resulting from decreases in production volume in the recreational vehicle segment.


OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include delivery, selling, general and administrative expenses, were 13.8% and 15.4% for the quarters ended March 31, 2002 and 2001, respectively. The percentage of delivery expense to net sales decreased .4 percentage points and the percentage of selling expense to net sales decreased .3 percentage points. Dollars spent in both categories were down as well. The decrease in selling expenses was primarily related to a reduction in dealer interest reimbursement costs resulting from lower interest rates and fewer sales promotion expenses in the recreational vehicle segment in 2002. General and administrative expenses were 5.0% of net sales for the first quarter of 2002 and 5.8% of net sales for the first quarter of 2001. This decrease is primarily the result of a reduction in administrative personnel and related expenses and nonrecurring expenses in 2001 related to the write-off of unamortized credit facility fees and amortization of goodwill.


INTEREST EXPENSE

Interest expense was $540 and $574 for the quarters ended March 31, 2002 and 2001, respectively. There was no significant variance from the same quarter of the prior year.

INVESTMENT INCOME

Investment income was $232 for the 2002 quarter compared with $152 for the 2001 comparable quarter. The increase was principally attributable to interest earned on higher balances of invested cash in 2002.


GAIN (LOSS) ON THE SALE OF PROPERTIES, NET

The gain on the sale of properties for the quarter ended March 31, 2002 was $665 while the comparative quarter in 2001 was a loss of $5. The major component of the gain in 2002 was the result of the sale of a previously closed manufacturing facility located in Middlebury, Indiana.


OTHER, NET

Other income, net, represents income of $158 for the 2002 first quarter and $62 for the 2001 first quarter. There were no significant variances from the comparable quarters.


INCOME TAXES

For the first quarter ended March 31, 2002, the effective tax rate was a 34.2% benefit compared to a first quarter tax benefit rate of 36.6% in 2001. The Company's effective tax rate fluctuates based upon the states where sales occur, the level of export sales and the amount of nontaxable dividend income on investments.


LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains a $30 million, secured bank line of credit to meet its seasonal working capital needs. At March 31, 2002, there were no borrowings against this bank line of credit. At March 31, 2001, there was $13.5 million borrowed under credit facilities to finance the cash purchase price of Kan Build, Inc. For the three months ended March 31, 2002, the major source of cash was provided by operating activities, which primarily consisted of a decrease in inventories and an increase in accounts payable and accrued liabilities offset by an increase in trade receivables. The cash provided by investing activities included the sale of real estate partially offset by the acquisition of property and equipment. The cash used in financing activities included the payment of cash dividends.

At March 31, 2002, working capital increased to $103.6 million from $102.0 million at December 31, 2001. The $20.8 million increase in current assets at March 31, 2002 versus December 31, 2002, was primarily due to increased cash and temporary cash investments and trade receivables. The increase in current liabilities of $19.2 million is substantially due to increased trade payables and other accrued liabilities.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and are dependent on factors, which may include, but are not limited to, the availability and price of gasoline, which can impact the sale of recreational vehicles; availability of chassis, which are used in the production of many of the Company's recreational vehicle products; interest rates, which affect the affordability of the Company's products; the condition of the telecommunications industry which purchases modular structures; changing government regulations, such as those covering accounting standards, environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability; legislation governing the relationships of the Company with its recreational vehicle dealers, which may affect the Company's options and liabilities in the event of a general economic downturn; the impact of economic uncertainty on high-cost discretionary product purchases, which can hinder the sales of recreational vehicles; and also on the state of the recreational vehicle and modular housing industries in the United States. Other factors affecting forward-looking statements include the cyclical and seasonal nature of the Company's businesses, adverse weather, changes in property taxes and energy costs, changes in federal income tax laws and federal mortgage financing programs, changes in public policy, competition in these industries and the Company's ability to maintain or increase gross margins which are critical to profitability whether there are or are not increased sales.

At times, the Company's actual performance differs materially from its projections and estimates regarding the economy, the recreational vehicle and modular housing and building industries and other key performance indicators. Readers of this Report are cautioned that reliance on any forward-looking statements involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved. For further discussion of the elements involved in this report, see the notes and other materials included with the Company's latest Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. Because the Company has not utilized its short-term credit facilities during 2002, changes in interest rates would primarily impact the Company's long-term debt. At March 31, 2002, the Company had $11.9 million of long-term debt, including current maturities. Long-term debt consists mainly of industrial development revenue bonds that have variable or floating rates. At March 31, 2002, the Company had $12.3 million invested in marketable securities. The Company's marketable securities consist of public utility preferred stocks which typically pay quarterly fixed rate dividends. These financial instruments are subject to market risk in that available energy supplies and changes in available interest rates would impact the market value of the preferred stocks. The Company utilizes U.S. Treasury bond futures options as a protection against the impact of increases in interest rates on the fair value of the Company's investments in these fixed rate preferred stocks. Outstanding options are marked to market with market value changes recognized in current earnings. The U.S. Treasury bond futures options generally have terms ranging from 90 to 180 days. Based on the Company's overall interest rate exposure at March 31, 2002, including variable or floating rate debt and derivatives used to hedge the fair value of fixed rate preferred stocks, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of March 31, 2002, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.



                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

             None

     (b)  Reports on Form 8-K during the quarter ended March 31, 2002

          Form 8-K filed on January 31, 2002, reporting an item 5 event to the effect that the Company modified its By-Laws through January 31, 2002.

          Form 8-K filed on February 13, 2002, reporting an item 5 event
          (a press release announcing a loss for the fourth quarter of 2001 and expectations of an earnings recovery in 2002).

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       COACHMEN INDUSTRIES, INC.
                                             (Registrant)




Date: May 14, 2002            By:  /S/ JOSEPH P. TOMCZAK
                                   --------------------------------------
                                   Joseph P. Tomczak, Executive Vice
                                   President and Chief Financial Officer




Date: May 14, 2002            By:  /S/ GARY L. NEAR
                                   -------------------------------------
                                   Gary L. Near, Vice President
                                   and Controller