Form 10-Q
period 2002-06-30
COACHMEN INDUSTRIES INC
filed 2002-08-14
CIK 21212

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(MARK ONE)
   (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

    At July 31, 2002:

    Common Shares, without par value 16,134,359 shares outstanding including an equivalent number of common share purchase rights.
--------------------------------------------------------------------------------

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                       PAGE NO.
PART I.  FINANCIAL INFORMATION

    Financial Statements:

       Consolidated Balance Sheets-
       June 30, 2002 and December 31, 2001                               3-4

       Consolidated Statements of Operations-
       Three and Six Months Ended June 30, 2002 and 2001                   5

       Consolidated Statements of Cash Flows-
       Six Months Ended June 30, 2002 and 2001                             6

       Notes to Consolidated Financial Statements                       7-10

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                11-15

PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders          16

    Item 6.  Exhibits and Reports on Form 8-K                          16-17

    Signatures                                                            18

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                               June 30,     December 31,
                                                 2002          2001
                                                 ----          ----
                                             (Unaudited)
ASSETS
Current assets:
  Cash and temporary cash investments         $ 52,699      $ 28,416
  Marketable securities                         11,181        12,180
  Trade receivables, less allowance for
   doubtful receivables 2002 - $1,004
   and 2001 - $972                              33,953        23,756
  Other receivables                              1,958         2,162
  Refundable income taxes                          558         2,241
  Inventories                                   77,155        80,477
  Prepaid expenses and other                     5,377         4,656
  Deferred income taxes                          7,115         7,319
                                              --------      --------

    Total current assets                       189,996       161,207
                                              --------      --------




Property, plant and equipment, at cost         141,166       141,040
  Less, Accumulated depreciation                63,680        60,807
                                              --------      --------

    Property, plant and equipment, net          77,486        80,233
                                              --------      --------



Goodwill, net of accumulated amortization
  2002 and 2001 - $2,096                        18,954        18,954
Cash value of life insurance                    13,926        13,454
Real estate held for sale                        5,259        11,129
Other                                            5,218         3,583
                                              --------      --------


Total assets                                  $310,839      $288,560
                                              ========      ========


See Notes to Consolidated Financial Statements.

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                               June 30,     December 31,
                                                 2002          2001
                                                 ----          ----
                                             (Unaudited)

LIABILITIES
Current liabilities:
  Accounts payable, trade                     $ 33,153      $ 18,944
  Accrued income taxes                           2,194           494
  Accrued expenses and other liabilities        41,213        38,846
  Current maturities of long-term debt             914           917
                                              --------      --------

    Total current liabilities                   77,474        59,201

Long-term debt                                  10,777        11,001
Deferred income taxes                            2,158         1,257
Other                                            8,636         8,461
                                              --------      --------

    Total Liabilities                           99,045        79,920
                                              --------      --------

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000 shares; issued 2002 - 21,054
   shares and 2001 - 21,046 shares              91,176        91,072
  Additional paid-in capital                     5,884         5,755
  Accumulated other comprehensive loss            (524)         (931)
  Retained earnings                            164,011       162,646
  Treasury shares, at cost: 2002 - 4,924
   shares and 2001 - 5,110 shares              (48,753)      (49,902)
                                              --------      --------


    Total shareholders' equity                 211,794       208,640
                                              --------      --------

Total liabilities and shareholders' equity    $310,839      $288,560
                                              ========      ========


See Notes to Consolidated Financial Statements.

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                    Three Months         Six Months
                                   Ended June 30,       Ended June 30,
                                   2002      2001      2002      2001
                                   ----      ----      ----      ----

Net sales                        $172,705  $162,359  $327,162  $315,283

Cost of sales                     144,283   134,300   278,760   271,102
                                 --------  --------  --------  --------

    Gross profit                   28,422    28,059    48,402    44,181
                                 --------  --------  --------  --------

Operating expenses:
  Delivery                          8,200     8,500    15,418    16,343
  Selling                           7,186     7,210    13,701    14,101
  General and administrative        8,121     8,870    15,779    17,685
                                 --------  --------  --------  --------

    Total operating expenses       23,507    24,580    44,898    48,129
                                 --------  --------  --------  --------

    Operating income (loss)         4,915     3,479     3,504    (3,948)
                                 --------  --------  --------  --------

Nonoperating (income) expense:
  Interest expense                    421       977       961     1,551
  Investment (income) loss            190        41       (42)     (111)
  Gain on sale of
     properties, net                 (684)      (67)   (1,349)      (62)
  Other (income) expense, net        (419)      281      (577)      219
                                 --------  --------  --------  --------

    Total nonoperating (income)
       expense, net                  (492)    1,232    (1,007)    1,597
                                 --------  --------  --------  --------

    Income (loss) before
       income taxes                 5,407     2,247     4,511    (5,545)

Income taxes (benefit)              1,844       823     1,538    (2,029)
                                 --------  --------  --------  --------

    Net income (loss)            $  3,563  $  1,424  $  2,973  $ (3,516)
                                 ========  ========  ========  ========

Earnings (loss) per common share:
    Basic                        $    .22  $    .09  $    .19  $   (.22)
    Diluted                      $    .22  $    .09  $    .18  $   (.22)

Number of common shares used in the computation of earnings (loss) per common share:
    Basic                          16,112    15,778    16,065    15,733
                                   ------    ------    ------    ------
    Diluted                        16,228    15,855    16,188    15,773
                                   ------    ------    ------    ------

Cash dividends per common share  $    .05  $    .05  $    .10  $    .10



See Notes to Consolidated Financial Statements.

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                            Six Months
                                                           Ended June 30,
                                                         2002          2001
                                                         ----          ----

Cash flows from operating activities:
  Net income (loss)                                   $  2,973      $ (3,516)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation                                       4,947         5,584
      Amortization and write-off of intangibles           -              557
      Provision for doubtful receivables                    85           110
      Provision for write-down of property to
        net realizable value                              -              400
      Gain on sale of properties, net                   (1,349)          (62)
      Increase in cash surrender value of
        life insurance policies                           (701)         (400)
      Net realized and unrealized losses on
        marketable securities and derivatives              641         1,339
      Deferred income taxes                              1,105        (1,494)
      Other                                                573            57
      Changes in certain assets and liabilities, net
        of effects of acquisitions and dispositions:
          Receivables                                  (10,078)       10,254
          Inventories                                    3,322        15,328
          Prepaid expenses and other                      (721)         (944)
          Accounts payable, trade                       14,209        (4,378)
          Income taxes - accrued and refundable          2,367         2,817
          Accrued expenses and other liabilities         3,383         1,916
                                                      --------      --------
            Net cash provided by
              operating activities                      20,756        27,568
                                                      --------      --------

Cash flows from investing activities:
  Proceeds from sales of marketable securities          20,399        30,251
  Proceeds from sale of properties                       5,894           105
  Proceeds from payments received on notes receivable     -            3,244
  Investments in marketable securities                 (19,634)      (27,993)
  Purchases of property and equipment                   (2,300)       (3,093)
  Acquisition of businesses, net of cash acquired         -           (7,273)
  Other                                                    226           490
                                                      --------      --------
            Net cash provided by (used in)
              investing activities                       4,585        (4,269)
                                                      --------      --------

Cash flows from financing activities:
  Proceeds from long-term debt                            -           13,500
  Payments of long-term debt                              (227)      (13,261)
  Issuance of common shares under stock
    incentive plans                                        684           525
  Tax benefit from stock options exercised                 110          -
  Purchases of common shares for treasury                  (17)         -
  Cash dividends paid                                   (1,608)       (1,579)
                                                      --------      --------
            Net cash provided by (used in)
              financing activities                      (1,058)         (815)
                                                      --------      --------

Increase in cash and temporary
    cash investments                                    24,283        22,484

Cash and temporary cash investments
  Beginning of period                                   28,416         2,614
                                                      --------      --------
  End of period                                       $ 52,699      $ 25,098
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

      In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair statement of the interim periods reported. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.


2.        SEGMENT INFORMATION

      The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's two reportable segments are recreational vehicles, including related parts and supplies, and modular housing and building. The Company evaluates the performance of its segments and allocates resources to them based on pretax income. Differences between reported segment amounts and corresponding consolidated totals represent corporate expenses for administrative functions; and costs, income or expenses relating to property and equipment that are not allocated to segments.

      The table below presents information about segments used by the chief operating decision maker of the Company for the three and six month periods ended June 30, 2002 and 2001:


                                    Three Months         Six Months
                                   Ended June 30,      Ended June 30,
                                   2002      2001      2002      2001
                                   ----      ----      ----      ----
Net sales:
   Recreational vehicles         $111,382  $ 93,914  $220,903  $200,178
   Modular housing and building    61,323    68,445   106,259   115,105
                                 --------  --------  --------  --------

      Consolidated total         $172,705  $162,359  $327,162  $315,283
                                 ========  ========  ========  ========

Pretax income (loss):
   Recreational vehicles         $  1,110  $ (1,998) $    537  $ (7,509)
   Modular housing and building     3,970     5,723     3,458     6,198
   Other reconciling items            327    (1,478)      516    (4,234)
                                 --------  --------  --------  --------

      Consolidated total         $  5,407  $  2,247  $  4,511  $ (5,545)
                                 ========  ========  ========  ========

                                                   As of         As of
                                                  June 30,    December 31,
                                                    2002          2001
                                                    ----          ----
         Total assets:
           Recreational vehicles                 $ 93,207      $ 88,629
           Modular housing and building            99,441        97,578
           Other reconciling items                118,191       102,353
                                                 --------      --------

         Consolidated total                      $310,839      $288,560
                                                 ========      ========


3.   INVENTORIES

      Inventories consist of the following:

                                                  June 30,    December 31,
                                                    2002          2001
                                                    ----          ----

      Raw materials                              $ 27,160      $ 24,224
      Work in process                              11,437         7,866
      Finished goods                               38,558        48,387
                                                 --------      --------

            Total                                $ 77,155      $ 80,477
                                                 ========      ========


4.   ACCRUED EXPENSES AND OTHER LIABILITIES

      Accrued expenses and other liabilities at year-end consist of the following:
                                                  June 30,    December 31,
                                                    2002          2001
                                                    ----          ----

      Wages, salaries and commissions            $ 3,538       $ 3,860
      Dealer incentives                            2,786         4,443
      Warranty                                     9,197         8,391
      Insurance-products and general liability,
        workers compensation, group health and
        other                                      7,740         7,148
      Customer deposits and unearned revenues      8,359         7,318
      Other current liabilities                    9,593         7,686
                                                 -------       -------

        Total                                    $41,213       $38,846
                                                 =======       =======



5.   EARNINGS PER SHARE

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

6.    OTHER COMPREHENSIVE INCOME (LOSS)

      Other comprehensive income (loss) represents unrealized depreciation of available-for-sale securities, net of taxes. Other comprehensive income
      (loss) for the quarter and six months ended June 30, 2002 was $353 and $407, respectively and $(190) and $(1,206) for the quarter and six months ended June 30, 2001, respectively. Total comprehensive income (loss) combines reported net income (loss) and other comprehensive income (loss). Total comprehensive income (loss) for the quarter and six months ended June 30, 2002 was $3,916 and $3,380, respectively and $1,234 and $(4,722)
      for the quarter and six months ended June 30, 2001, respectively.


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

      Unaudited pro forma financial information as if this acquisition had occurred at the beginning of each period is as follows:

                                                 Six Months
                                               Ended June 30,
                                              2002        2001
                                              ----        ----

      Net sales                             $327,162    $318,806

      Net income (loss)                        2,973      (3,494)

      Earnings (loss) per share:

         Basic                              $    .19    $   (.22)
         Diluted                                 .18        (.22)


8.    COMMITMENTS AND CONTINGENCIES

      The Company was contingently liable at June 30, 2002 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. Historically, the Company has experienced losses under these agreements and accordingly, is recording an accrual for estimated losses under repurchase agreements.

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


9.    NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which eliminates the pooling of interests method of accounting for business acquisitions and Statement No. 142, "Goodwill and Other Intangible Assets", which revised the standards for accounting for goodwill and other intangible assets. SFAS No. 142 requires that goodwill and indefinite lived identifiable intangible assets no longer be amortized, but be tested for impairment at least annually based on their estimated fair market values. The provisions of SFAS No. 142 became effective on January 1, 2002 and require full implementation of the impairment measurement provisions by December 31, 2002. Effective January 1, 2002, the Company is not recording goodwill amortization expense. Based on the estimated fair values of the Company's reporting units using a discounted cash flows valuation, it does not appear that any goodwill for any unit is impaired. Application of the nonamortizaton provisions of Statement No. 142 would have resulted in an increase in 2001 second quarter net earnings of $218 ($.01 per diluted share) and an increase in 2001 year-to-date earnings of $353 ($.02 per diluted share).

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

      The Company is actively marketing certain real property, which is no longer being used in the operations of the business. The Company expects that disposition of such property will be completed within the next year given current market conditions and the location and condition of the properties. Under the provisions of SFAS No. 144, such property is being classified as real estate held for sale in the accompanying consolidated balance sheets at the lower of cost or estimated net selling price. The property is no longer being depreciated pending their sale. However, under the transition rules contained in SFAS No. 144, should these assets no longer qualify as assets held for sale at December 31, 2002 under the definition contained in the statement, such assets would be reclassified as assets held and used at that date and re-measured to the lower of its original carrying amount adjusted for depreciation had the asset been in continuous use or fair value.

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




                                               Comparison of
                                     Three Months          Six Months
                                       Ended June 30, 2002 and 2001
                                           Increases (Decreases)
                                           ---------------------
                                  Amount Percentage    Amount Percentage
                                  ------ ----------    ------ ----------


Net sales                        $ 10,346     6.4 %  $  11,879     3.8 %

Cost of sales                       9,983     7.4        7,658     2.8

Delivery expense                     (300)   (3.5)        (925)   (5.7)

Selling expenses                      (24)    (.3)        (400)   (2.8)

General and
     administrative expenses         (749)   (8.4)      (1,906)  (10.8)

Interest expense                     (556)  (56.9)        (590)  (38.0)

Investment (income) loss              149   363.4          (69)  (62.2)

Gain on sale of
     properties, net                  617   920.9        1,287  2075.8

Other income, net                     700     n/m          796     n/m

Income before income taxes          3,160   140.6       10,056   181.4

Income taxes                        1,021   124.1        3,567   175.8

Net income                          2,139   150.2        6,489   184.6




n/m - not meaningful

NET SALES

Consolidated net sales for the quarter ended June 30, 2002 were $172.7 million, an increase of 6.4% from the $162.4 million reported for the corresponding quarter last year. Net sales for the six months were $327.2 million, representing an increase of 3.8% from the $315.3 million reported for the same period in 2001. The Company's recreational vehicle segment experienced a net sales increase of 18.6% for the quarter and an increase of 10.4% for the six months. Both the motorized and towable products had increases in the number of units and sales dollars from the 2001 periods reflecting a continuing recovery from the softness that occurred in the recreational vehicle industry during the three and six month comparable periods. The Company's modular housing and building segment experienced a net sales decrease for the 2002 quarter of 10.4% and 7.7% for the six months. This decrease was principally attributable to decreased demand for commercial structures in the telecommunications industry. However, incoming orders for housing and non-telecom structures started strengthening during the second quarter, giving some reasonable optimism about the prospects for this segment during the second half of the year.

COST OF SALES

Cost of sales increased 7.4% or $10.0 million for the three months and 2.8% or $7.7 million for the six months ended June 30, 2002. The increase in cost of sales of 7.4% was slightly greater than the 6.4% increase in net sales. For the six month period, the increase in cost of sales of 2.8% was less than the 3.8% increase in net sales. Cost of sales for the most recent quarter was affected by a higher sales contribution from the recreational vehicle segment, which accounted for 64.5% of total net sales in 2002 as compared to 57.8% in the comparable period for 2001. The recreational vehicle segment typically operates on smaller profit margins than the modular housing and building segment. However, for the six month period, overall cost of sales was 85.2% of net sales in 2002 as compared to 86.0% in 2001. This improvement was directly related to cost cutting efforts initiated during 2001, which included manufacturing consolidations to address excess overhead in the recreational vehicle segment.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include delivery, selling, general and administrative expenses, were 13.6% and 13.7% for the 2002 quarter and six months compared to 15.1% and 15.3% for the quarter and six months of 2001. As a percentage of net sales, delivery expenses decreased by .5 percentage points for both the three and six month periods as compared to the prior year three and six month periods. Selling expenses, at 4.2% of net sales for both the quarter and six months ended June 30, 2002, were .2 and .3 percentage points less than the comparable periods of the previous year. Dollars spent were down in both categories, as well, when compared to the previous periods. The decrease in selling expenses was primarily related to reductions in sales programs that were necessary in the 2001 periods due to the challenging sales environment caused by a downturn in the economy. General and administrative expenses were 4.7% of net sales for the second quarter compared to 5.5% for the 2001 corresponding quarter and 4.8% of net sales for the six month period compared to 5.6% for 2001. These decreases in both the quarter and six month periods were primarily the result of the discontinuation of goodwill amortization in 2002 resulting from the adoption of SFAS No. 142 as previously discussed.

INTEREST EXPENSE

Interest expense was $421 and $961 for the three and six month periods in 2002 compared to $977 and $1,551 in the same periods last year. Interest expense varies with the amount of long-term debt and the increase in cash surrender value for the Company's investment in life insurance contracts. These life insurance contracts were purchased to fund obligations under deferred compensation agreements with executives and other key employees. The interest costs associated with deferred compensation obligations and with the borrowings against the cash value of the insurance policies are partially offset by the increases in cash surrender values. The decrease in interest expense reflects a reduction in debt and lower rates on variable rate loans. During the first quarter of 2001, the Company borrowed $13.5 million from its bank line of credit to finance the acquisition of Kan Build, Inc. Those borrowings were subsequently paid in full by the third quarter of 2001.

INVESTMENT INCOME (LOSS)

There was an investment loss of $190 for the quarter ended June 30, 2002 compared to an investment loss of $41 for the second quarter of 2001. For the six month period, investment income in 2002 was $42 compared to investment income of $111 the previous year. The investment losses are principally attributable to realized losses incurred from the sale of preferred stocks held by the Company.

GAIN ON THE SALE OF PROPERTIES, NET

There was a net gain on the sale of properties for the second quarter of 2002 of $684 compared with a gain of $67 in the same quarter of 2001. The net gain on the sale of properties for the first six months of 2002 and 2001 was $1,349 and $62, respectively. During the quarter ended June 30, 2002, the Company sold an idle manufacturing facility located in Elkhart, Indiana and undeveloped land located in Perris, California. The Company continues to actively market those properties included in the balance sheet as real estate held for sale.

OTHER INCOME, NET

Other income, net, represents income of $419 for the second quarter of 2002 and an expense of $281 for the same period of the previous year. For the six month period, other income, net for 2002 was $577 compared to an expense of $219 in 2001. The most significant item of income for the 2002 quarter was a gain of $208 on the redemption of a life insurance policy. In the 2001 quarter, there was a $400 charge to write-down the carrying value of property held for sale to estimated fair value less cost to sell.

INCOME TAXES

For the second quarter and six months ended June 30, 2002, the effective tax rate was 34.1% compared with a 2001 second quarter and year-to-date rate of 36.6%. The Company's effective tax rate fluctuates based upon the states where sales occur, with the level of export sales and also with the amount of nontaxable dividend income on investments.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains a $30 million secured bank line of credit to meet its seasonal working capital needs. The loan agreement contains covenants whereby the Company must maintain certain financial ratios. At June 30, 2002, there were no borrowings against this bank line of credit.

At June 30, 2001, there was $8.5 million remaining of $13.5 million borrowed under credit facilities to finance the cash purchase price of Kan Build, Inc. For the six months ended June 30, 2002, the major source of cash was from operating activities. Net cash provided by operating activities aggregated $20,756 and $27,568 for the six months ended June 30, 2002 and 2001, respectively. The significant items in operating activities for the six months ended June 30, 2002 were net income, depreciation, a decrease in inventories and increases in trade accounts payable and accrued expenses. The positive cash flow from these items was partially offset by an increase in trade receivables. The cash provided by investing activities was primarily related to proceeds from the sale of properties. The cash used in financing activities consisted principally of cash dividends paid and the repayment of long-term debt offset by the issuance of common shares under stock incentive plans.

At June 30, 2002, working capital increased to $112.5 million from the $102.0 million at December 31, 2001. The $28.8 million increase in current assets at June 30, 2002 versus December 31, 2001 was primarily due to increases in cash and marketable securities of $23.3 million and an increase in net trade receivables of $10.2 million during the six month period. This was partially offset by decreases in inventories and refundable income taxes. The increase in current liabilities of $18.3 million was primarily due to increases in accounts payable, customer deposits and accrued expenses.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and are dependent on factors, which may include, but are not limited to, the availability and price of gasoline, which can impact the sale of recreational vehicles; availability of chassis, which are used in the production of many of the Company's recreational vehicle products; interest rates, which affect the affordability of the Company's products; the condition of the telecommunications industry which purchases modular structures; changing government regulations, such as those covering accounting standards, environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability; legislation governing the relationships of the Company with its recreational vehicle dealers, which may affect the Company's options and liabilities in the event of a general economic downturn; the impact of economic uncertainty on high-cost discretionary product purchases, which can hinder the sales of recreational vehicles; the demand for commercial structures in the various industries that the modular housing and building segment serves; and also on the state of the recreational vehicle and modular housing industries in the United States. Other factors affecting forward-looking statements include the cyclical and seasonal nature of the Company's businesses, adverse weather, changes in property taxes and energy costs, changes in federal income tax laws and federal mortgage financing programs, changes in public policy, competition in these industries and the Company's ability to maintain or increase gross margins which are critical to profitability whether there are or are not increased sales.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. Because the Company has not utilized its short-term credit facilities during 2002, changes in interest rates would primarily impact the Company's long-term debt. At June 30, 2002, the Company had $11.7 million of long-term debt, including current maturities. Long-term debt consists mainly of industrial development revenue bonds that have variable or floating rates. At June 30, 2002, the Company had $11.2 million invested in marketable securities. The Company's marketable securities consist of public utility preferred stocks which typically pay quarterly fixed rate dividends. These financial instruments are subject to market risk in that available energy supplies and changes in available interest rates would impact the market value of the preferred stocks. The Company utilizes U.S. Treasury bond futures options as a protection against the impact of increases in interest rates on the fair value of the Company's investments in these fixed rate preferred stocks. Outstanding options are marked to market with market value changes recognized in current earnings. The U.S. Treasury bond futures options generally have terms ranging from 90 to 180 days. Based on the Company's overall interest rate exposure at June 30, 2002, including variable or floating rate debt and derivatives used to hedge the fair value of fixed rate preferred stocks, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of June 30, 2002, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

    (a) The annual meeting of the shareholders of Coachmen Industries, Inc. was held on May 2, 2002.

    (b) The following nominees were elected Directors for the following terms:

        One-year term expiring in 2003:

            Claire C. Skinner
            Donald W. Hudler
            Philip G. Lux

        Two-year term expiring in 2004:

            Keith D. Corson
            Robert J. Deputy
            Edwin W. Miller

        Three-year term expiring in 2005:

            Thomas H. Corson
            Geoffrey B. Bloom
            William P. Johnson
            Fredrick M. Miller*

    (c) The tabulation of votes for each Director nominee was as follows:

                                         For            Withheld
                                         ----           --------
        Election of Directors:
            Claire C. Skinner         15,305,769         137,977
            Donald W. Hudler          15,307,136         136,610
            Philip G. Lux             15,305,197         138,549
            Keith D. Corson           15,304,823         138,923
            Robert J. Deputy          15,307,784         135,962
            Edwin W. Miller           15,271,787         171,959
            Thomas H. Corson          15,305,023         138,723
            Geoffrey B. Bloom         15,306,842         136,904
            William P. Johnson        15,307,143         136,603
            Fredrick M. Miller*       13,004,771       2,438,975

            *Deceased July 30, 2002


Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

            See Index to Exhibits

    (b) Reports on Form 8-K during the quarter ended September 30,
            2001

              Form 8-K, dated May 2, 2002, reporting an Item 5 event (a press release announcing expected continued improvement in the first quarter).

              Form 8-K, dated May 2, 2002, reporting an Item 5 event (a press release announcing first quarter results).

              Form 8-K, dated May 6, 2002, reporting an Item 5 event(a press release announcing the declaration of the 79th consecutive quarterly dividend).

                               SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       COACHMEN INDUSTRIES, INC.
                                             (Registrant)




Date: August 14, 2002       By: /S/ CLAIRE C. SKINNER
                                ------------------------------------------
                                   Claire C. Skinner, Chairman of the
                                   Board and Chief Executive Officer



Date: August 14, 2002       By: /S/ JOSEPH P. TOMCZAK
                                ------------------------------------------
                                   Joseph P. Tomczak, Executive Vice
                                   President and Chief Financial Officer




Date: August 14, 2002       By: /S/ GARY L. NEAR
                                ------------------------------------------
                                   Gary L. Near, Vice President
                                   and Controller

                                INDEX TO EXHIBITS

Number Assigned
 In Regulation
 S-K, Item 601              Description of Exhibit

    10 Amendment No. 2 to Amended and Restated Credit Agreement dated as of June 28, 2002 (filed herewith).

    99.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350

    99.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C.
              Section 1350