Form 10-Q
period 2002-09-30
COACHMEN INDUSTRIES INC
filed 2002-11-13
CIK 21212

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

                                   (MARK ONE)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 2002
                                              ------------------

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

   At October 31, 2002:

   Common Shares, without par value 15,830,409 shares outstanding including an equivalent number of common share purchase rights.
--------------------------------------------------------------------------------

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX
                                      -----

                                                                    PAGE NO.
                                                                    --------
PART I.  FINANCIAL INFORMATION
------------------------------

    Financial Statements:

       Consolidated Balance Sheets-
       September 30, 2002 and December 31, 2001                       3-4

       Consolidated Statements of Operations-
       Three and Nine Months Ended September 30, 2002 and 2001          5

       Consolidated Statements of Cash Flows-
       Nine Months Ended September 30, 2002 and 2001                    6

       Notes to Consolidated Financial Statements                    7-11

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations                             12-16

    Quantitative and Qualitative Disclosures About Market Risk         16

    Controls and Procedures                                            17

PART II.  OTHER INFORMATION
---------------------------

    Item 6.  Exhibits and Reports on Form 8-K                          18

    Signatures                                                         19

    Certifications                                                  20-21

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                            September 30,   December 31,
                                                 2002          2001
                                                 ----          ----
                                             (Unaudited)
ASSETS
Current assets:
  Cash and temporary cash investments         $ 29,297      $ 28,416
  Marketable securities                         10,975        12,180
  Trade receivables, less allowance for
   doubtful receivables 2002 - $905
   and 2001 - $972                              37,446        23,756
  Other receivables                              1,972         2,162
  Refundable income taxes                        1,245         2,241
  Inventories                                   86,553        80,477
  Prepaid expenses and other                     4,183         4,656
  Deferred income taxes                          7,183         7,319
                                              --------      --------

    Total current assets                       178,854       161,207
                                              --------      --------



Property, plant and equipment, at cost         142,059       141,040
  Less, Accumulated depreciation                65,823        60,807
                                              --------      --------

    Property, plant and equipment, net          76,236        80,233
                                              --------      --------



Goodwill, net of accumulated amortization
  2002 and 2001 - $2,096                        18,954        18,954
Cash value of life insurance                    32,749        13,454
Real estate held for sale                        5,321        11,129
Other                                            5,842         3,583
                                              --------      --------


Total assets                                  $317,956      $288,560
                                              ========      ========



See Notes to Consolidated Financial Statements.

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                            September 30,   December 31,
                                                 2002          2001
                                                 ----          ----
                                             (Unaudited)

LIABILITIES
Current liabilities:
  Accounts payable, trade                     $ 38,625      $ 18,944
  Accrued income taxes                           2,668           494
  Accrued expenses and other liabilities        42,896        38,846
  Current maturities of long-term debt             908           917
                                              --------      --------
    Total current liabilities                   85,097        59,201

Long-term debt                                  10,620        11,001
Deferred income taxes                            2,158         1,257
Other                                            8,661         8,461
                                              --------      --------

    Total liabilities                          106,536        79,920
                                              --------      --------

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000 shares; issued 2002 - 21,058
   shares and 2001 - 21,046 shares              91,228        91,072
  Additional paid-in capital                     5,966         5,755
  Accumulated other comprehensive loss            (625)         (931)
  Retained earnings                            167,339       162,646
  Treasury shares, at cost: 2002 - 5,150
   shares and 2001 - 5,110 shares              (52,488)      (49,902)
                                              --------      --------

    Total shareholders' equity                 211,420       208,640
                                              --------      --------

Total liabilities and shareholders' equity    $317,956      $288,560
                                              ========      ========




Notes to Consolidated Financial Statements.

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                    Three Months         Nine Months
                                 Ended September 30, Ended September 30,
                                   2002      2001      2002      2001
                                   ----      ----      ----      ----

Net sales                        $179,164  $149,577  $506,326  $464,860

Cost of sales                     148,013   123,436   426,773   394,538
                                 --------  --------  --------  --------

    Gross profit                   31,151    26,141    79,553    70,322
                                 --------  --------  --------  --------

Operating expenses:
  Delivery                          8,022     8,023    23,440    24,366
  Selling                           8,247     7,882    21,948    21,983
  General and administrative        8,153     8,022    23,932    25,707
                                 --------  --------  --------  --------

    Total operating expenses       24,422    23,927    69,320    72,056
                                 --------  --------  --------  --------

    Operating income (loss)         6,729     2,214    10,233    (1,734)
                                 --------  --------  --------  --------

Nonoperating (income) expense:
  Interest expense                    424       711     1,385     2,262
  Investment (income) loss           (321)      117      (363)        6
  Gain on sale of
     properties, net                  (22)     (147)   (1,371)     (209)
  Other (income) expense, net           8       (76)     (569)      143
                                 --------  --------  --------  --------

    Total nonoperating (income)
       expense, net                    89       605      (918)    2,202
                                 --------  --------  --------  --------

    Income (loss) before
       income taxes                 6,640     1,609    11,151    (3,936)

Income taxes (benefit)              2,344       604     3,882    (1,425)
                                 --------  --------  --------  --------

    Net income (loss)            $  4,296  $  1,005  $  7,269  $ (2,511)
                                 ========  ========  ========  ========

Earnings (loss) per common share:
    Basic                        $    .27  $    .06  $    .45  $   (.16)
    Diluted                      $    .27  $    .06  $    .45  $   (.16)

Number of common shares used in
 the computation of earnings (loss)
 per common share:
    Basic                          16,080    15,815    16,070    15,811
                                   ------    ------    ------    ------
    Diluted                        16,175    15,875    16,186    15,811
                                   ------    ------    ------    ------

Cash dividends per common share  $    .06  $    .05  $    .16  $    .15




See Notes to Consolidated Financial Statements.

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)               Nine Months
                                                         Ended September 30,
                                                         2002          2001
                                                        -----          ----

Cash flows from operating activities:
  Net income (loss)                                   $  7,269      $ (2,511)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation                                       7,244         8,188
      Amortization of intangibles                         -              869
      Provision for doubtful receivables                   167           193
      Provision for write-down of property to
        net realizable value                              -              400
      Gain on sale of properties, net                   (1,371)         (209)
      Increase in cash surrender value of
        life insurance policies                         (1,066)         (600)
      Net realized and unrealized losses on
        marketable securities and derivatives              868         1,772
      Deferred income taxes                              1,037        (1,275)
      Other                                                695         1,232
      Changes in certain assets and liabilities, net
        of effects of acquisitions and dispositions:
          Receivables                                  (13,667)        4,911
          Inventories                                   (6,076)       15,992
          Prepaid expenses and other                       473        (3,184)
          Accounts payable, trade                       19,681         9,027
          Income taxes - accrued and refundable          3,170         5,553
          Accrued expenses and other liabilities         4,050         2,233
                                                      --------      --------
            Net cash provided by
              operating activities                      22,474        42,591
                                                      --------      --------

Cash flows from investing activities:
  Proceeds from sales of marketable securities          24,776        40,975
  Proceeds from sale of properties                       5,941         1,583
  Proceeds from payments received on notes receivable     -            3,244
  Investments in marketable securities                 (24,133)      (37,633)
  Purchases of property and equipment                   (3,396)       (3,968)
  Acquisition of businesses, net of cash acquired         -           (7,273)
  Other                                                   (435)         (578)
                                                      --------      --------
            Net cash provided by (used in)
              investing activities                       2,753        (3,650)
                                                      --------      --------

Cash flows from financing activities:
  Proceeds from long-term debt                            -           13,500
  Payments of long-term debt                              (390)      (21,765)
  Repay borrowings against cash value of
    life insurance policies                            (18,458)         -
  Issuance of common shares under stock
    incentive plans                                        804           717
  Tax benefit from stock options exercised                 124          -
  Purchases of common shares for treasury               (3,850)         -
  Cash dividends paid                                   (2,576)       (2,373)
                                                      --------      --------
            Net cash provided by (used in)
              financing activities                     (24,346)       (9,921)
                                                      --------      --------

Increase in cash and temporary
    cash investments                                       881        29,020

Cash and temporary cash investments
  Beginning of period                                   28,416         2,614
                                                      --------      --------
  End of period                                       $ 29,297      $ 31,634
                                                      ========      ========




See Notes to Consolidated Financial Statements.

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


1.    BASIS OF PRESENTATION

      The consolidated balance sheet data as of December 31, 2001 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


      In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair statement of the interim periods reported. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.


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

      The table below presents information about segments used by the chief operating decision-maker of the Company for the three and nine month periods ended September 30, 2002 and 2001:


                                    Three Months        Nine Months
                                 Ended September 30, Ended September 30,
                                   2002      2001      2002      2001
                                   ----      ----      ----      ----
Net sales:
   Recreational vehicles         $114,588  $ 78,527  $335,491  $278,705
   Modular housing and building    64,576    71,050   170,835   186,155
                                 --------  --------  --------  --------

      Consolidated total         $179,164  $149,577  $506,326  $464,860
                                 ========  ========  ========  ========

Pretax income (loss):
   Recreational vehicles         $  2,578  $ (1,551) $  3,115  $ (9,060)
   Modular housing and building     3,550     6,288     7,008    12,486
   Other reconciling items            512    (3,128)    1,028    (7,362)
                                  -------  --------  --------  --------

      Consolidated total         $  6,640  $  1,609  $ 11,151  $ (3,936)
                                 ========  ========  ========  ========

                                                   As of           As of
                                                September 30,   December 31,
                                                    2002            2001
                                                    ----            ----
         Total assets:
           Recreational vehicles                 $101,780       $ 88,629
           Modular housing and building           101,207         97,578
           Other reconciling items                114,969        102,353
                                                 --------       --------

         Consolidated total                      $317,956       $288,560
                                                 ========       ========


3.    INVENTORIES

      Inventories consist of the following:

                                                September 30,   December 31,
                                                    2002            2001
                                                    ----            ----

        Raw materials                            $ 30,176       $ 24,224
        Work in process                            13,601          7,866
        Finished goods                             42,776         48,387
                                                 --------       --------

            Total                                $ 86,553       $ 80,477
                                                 ========       ========


4.    ACCRUED EXPENSES AND OTHER LIABILITIES

      Accrued expenses and other liabilities consist of the following:

                                                September 30,  December 31,
                                                    2002           2001
                                                    ----           -----

        Wages, salaries, bonuses and
          commissions                            $  6,227       $  3,860
        Dealer incentives                           3,042          4,443
        Warranty                                    8,701          8,391
        Insurance-products and general liability,
          workers compensation, group health and
          other                                     7,832          7,148
        Customer deposits and unearned revenues     7,766          7,318
        Other current liabilities                   9,328          7,686
                                                 --------       --------

          Total                                  $ 42,896       $ 38,846
                                                 ========       ========

5.    EARNINGS PER SHARE

      Basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and awards. Basic and diluted earnings per share were calculated as follows:


                                              Three Months        Nine Months
                                                 Ended              Ended
                                              September 30,      September 30,
                                              2002    2001       2002    2001
                                              ----    ----       ----    ----
      Numerator:
       Net income (loss) available
        to common stockholders              $ 4,296 $ 1,005    $ 7,269 $(2,511)

      Denominator:
       Number of shares outstanding, end of period:
        Common stock                         15,908  15,936     15,908  15,936
        Effect of weighted average shares
         outstanding during period              172    (121)       162    (125)
                                             ------  ------     ------  ------
      Weighted average number of common
       shares used in basic EPS              16,080  15,815     16,070  15,811
      Effect of dilutive securities
       Stock options and awards                  85      60        106     -
       Deferred compensation plans               10     -           10     -
                                             ------  ------     ------  ------
      Weighted average number of common
       shares used in diluted EPS            16,175  15,875     16,186  15,811
                                             ======  ======     ======  ======


      As the Company reported a net loss for the nine months ended September 30, 2001, 56 common stock equivalents related to stock options did not enter into the computation of diluted earnings per share because their inclusion would have been antidilutive.

      For the periods ended September 30, 2002 and 2001, 335 and 508 shares of outstanding stock options were not included in the computation of diluted earnings per share because their exercise price was greater than the average market prices for the periods and their inclusion would have been antidilutive.

      The sum of quarterly earnings per share for the three quarters may not equal year-to-date earnings per share due to rounding and changes in diluted potential common shares.


6.    OTHER COMPREHENSIVE INCOME (LOSS)

      Other comprehensive income (loss) represents unrealized depreciation of available-for-sale securities, net of taxes. Other comprehensive income
      (loss) for the quarter and nine months ended September 30, 2002 was $(101) and $306, respectively and $382 and $(824) for the quarter and nine months ended September 30, 2001, respectively. Total comprehensive income (loss) combines reported net income (loss) and other comprehensive income (loss). Total comprehensive income (loss) for the quarter and nine months ended September 30, 2002 was $4,195 and $7,575, respectively and $1,387 and $(3,335) for the quarter and nine months ended September 30, 2001, respectively.

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

      Unaudited pro forma financial information as if this acquisition had occurred at the beginning of each period is as follows:

                                                      NINE MONTHS
                                                  Ended September 30,
                                                   2002         2001
                                                   ----         ----

          Net sales                              $506,326     $468,383

          Net income (loss)                         7,269       (2,423)

          Earnings (loss) per share:

             Basic                               $    .45     $   (.15)
             Diluted                                  .45         (.15)


8.    COMMITMENTS AND CONTINGENCIES

      The Company was contingently liable at September 30, 2002 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. Products repurchased from dealers under these agreements are accounted for as a reduction in revenue at the time of repurchase. The risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. As market conditions deteriorated in the latter half of 2000, the Company experienced losses under these agreements and, accordingly, established a reserve for estimated losses under repurchase agreements. Due to a lower than anticipated level of losses from repossessions in 2002 resulting from improved market conditions within the Recreational Vehicle Industry, the Company has reduced its estimate of anticipated losses. The favorable change in estimate exceeded actual losses incurred by $248 and $139 for the three and nine months ended September 30, 2002, respectively. This compares to losses of $261 and $635 for the same periods in 2001.

      The Company is involved in various legal proceedings, which are ordinary disputes incidental to the industry and which are covered in whole or in part by insurance. Management believes that the ultimate outcome of these matters and any liabilities in excess of insurance coverage and self-insurance accruals will not have a material adverse impact on the Company's consolidated financial position, future business operations or cash flows.


9.    NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, "Goodwill and Other Intangible Assets", which revised the standards for accounting for goodwill and other intangible assets. SFAS No. 142 requires that goodwill and indefinite lived identifiable intangible assets no longer be amortized, but be tested for impairment at least annually based on their estimated fair market values. The provisions of SFAS No. 142 became effective on January 1, 2002 and require full implementation of the impairment measurement provisions by December 31, 2002. During the second quarter of 2002, the Company performed its initial impairment analysis under SFAS No. 142. Based on the estimated fair values of the Company's reporting units using a discounted cash flows valuation, no goodwill for any unit was evaluated as impaired. Effective January 1, 2002, the Company is not recording goodwill amortization expense. Application of the nonamortizaton provisions of Statement No. 142 in the prior year would have resulted in an increase in 2001 third quarter net earnings of $195 ($.01 per diluted share) and an increase in 2001 year-to-date earnings of $555 ($.04 per diluted share). The Company will perform its annual impairment analysis under SFAS 142 during the fourth fiscal quarter of each fiscal year. The Company evaluates indicators of impairment, including the general business climate, on an ongoing basis. Any impairment charge would not affect cash flow.


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

      The Company is actively marketing certain real property, which is no longer being used in the operations of the business. The Company expects that disposition of such property will be completed within the next year given current market conditions and the location and condition of the properties. Under the provisions of SFAS No. 144, such property is being classified as real estate held for sale in the accompanying consolidated balance sheets at the lower of cost or estimated net selling price. The property is no longer being depreciated pending their sale. However, under the transition rules contained in SFAS No. 144, should these assets no longer qualify as assets held for sale at December 31, 2002 under the definition contained in the statement, such assets would be reclassified as assets held and used at that date and re-measured to the lower of its original carrying amount adjusted for depreciation had the asset been in continuous use or to its fair value.

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

A summary of the changes in the principal items included in the condensed consolidated statements of operations is shown below.




                                              Comparison of
                                    Three Months          Nine Months
                                    Ended September 30, 2002 and 2001
                                          Increases (Decreases)
                                          ---------------------
                                 Amount Percentage     Amount Percentage
                                 -----------------     -----------------

Net sales                       $ 29,587    19.8 %    $ 41,466     8.9 %

Cost of sales                     24,577    19.9        32,235     8.2

Delivery expense                      (1)    n/m          (926)   (3.8)

Selling expenses                     365     4.6           (35)    (.2)

General and
     administrative expenses         131     1.6        (1,775)   (6.9)

Interest expense                    (287)  (40.4)         (877)  (38.8)

Investment (income) loss             438   374.4           369     n/m

Gain on sale of
     properties, net                (125)  (85.0)        1,162   556.0

Other income, net                     84     n/m           712     n/m

Income before income taxes         5,031   312.7        15,087   383.3

Income taxes                       1,740   288.1         5,307   372.4

Net income                         3,291   327.5         9,780   389.5




n/m - not meaningful

NET SALES

Consolidated net sales for the quarter ended September 30, 2002 were $179.2 million, an increase of $29.6 million, or 19.8%, from the $149.6 million reported for the corresponding quarter last year. Net sales for the nine months were $506.3 million, representing an increase of 8.9% from the $464.9 million reported for the same period in 2001. The Company's recreational vehicle segment experienced a net sales increase of 45.9% for the quarter and an increase of 20.4% for the nine months. Both the motorized and towable products had increases in the number of units and sales dollars from the 2001 periods reflecting a continuing recovery from the softness that began in the latter half of 2000 and continued through 2001 in the recreational vehicle industry. The Company's modular housing and building segment experienced a net sales decrease for the 2002 quarter of 9.1% and a decrease of 8.2% for the nine months. This decrease was principally attributable to decreased demand for commercial structures in the telecommunications industry. However, shipments for housing and non-telecom structures continued to strengthen during the third quarter, with September shipments reaching their highest level for the year.

COST OF SALES

Cost of sales increased 19.9%, or $24.6 million, for the three months and 8.2%, or $32.2 million, for the nine months ended September 30, 2002. The increase in cost of sales of 19.9% was slightly greater than the 19.8% increase in net sales for the quarter. For the nine-month period, the increase in cost of sales of 8.2% was less than the 8.9% increase in net sales. Cost of sales for the most recent quarter was affected by a higher sales contribution from the recreational vehicle segment, which accounted for 64.0% of net sales in 2002 as compared to 52.5% in the comparable three-month period for 2001. The recreational vehicle segment typically operates on smaller profit margins than the modular housing and building segment. However, for the nine-month period, overall cost of sales was 84.3% of net sales in 2002 as compared to 84.9% in 2001. This improvement was directly related to expanding production rates in the recreational vehicle segment and improved absorption of fixed manufacturing costs.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include delivery, selling, general and administrative expenses, were 13.6% and 13.7% for the 2002 quarter and nine-month period compared to 16.0% and 15.5% for the quarter and nine-month period of 2001. As a percentage of net sales, delivery expenses decreased by .9 percentage points for the three-month period and .6 percentage points for the nine-month period as compared to the prior year three- and nine-month periods. This decrease was mainly attributable to the change in sales mix. Recreational vehicles typically have lower delivery costs as a percentage of sales as compared to modular buildings. Also, higher sales volumes resulted in better utilization of Company-owned transportation equipment. Selling expenses, at 4.6% of net sales for the quarter ended September 30, 2002, were ..7% lower than the comparable quarter of the previous year. This was mainly due to increased selling expenses in 2001 in the recreational vehicle segment necessitated by the challenging sales environment at that time. For the nine-month period, selling expenses in 2002, as a percentage of net sales of 4.3%, were .4 percentage points lower than the 4.7% in 2001. Selling expenses were down .2% for the nine-month period while revenue increased 8.9%. General and administrative expenses were 4.6% of net sales for the third quarter compared to 5.4% for the 2001 corresponding quarter and 4.7% of net sales for the nine-month period compared to 5.5% for 2001.

These decreases in both the quarter and nine-month periods were primarily the result of the discontinuation of goodwill amortization in 2002 resulting from the adoption of SFAS No. 142 as previously discussed.

INTEREST EXPENSE

Interest expense was $424 and $1,385 for the quarter and nine-month periods in 2002 compared to $711 and $2,262 in the same periods last year. Interest expense varies with the amount of long-term debt and the amounts borrowed against the cash value of the Company's investment in life insurance contracts. These life insurance contracts were purchased to fund obligations under deferred compensation agreements with executives and other key employees. The interest costs associated with deferred compensation obligations and with the borrowings against the cash value of the insurance policies are partially offset by the increases in cash surrender values. In September of 2002, as a better utilization of the Company's available cash, $18.5 million in loans against the cash value of life insurance policies were repaid. The resulting reduction in interest expense is expected to approximate $1.0 million annually. The decrease in interest expense for the current period reflects a reduction in debt and lower rates on variable-rate loans. During the first quarter of 2001, the Company borrowed $13.5 million from its bank line of credit to finance the acquisition of Kan Build, Inc. Those borrowings were subsequently paid in full by the third quarter of 2001.

INVESTMENT INCOME (LOSS)

There was investment income of $321 for the quarter ended September 30, 2002 compared to an investment loss of $117 for the third quarter of 2001. For the nine-month period, investment income in 2002 was $363 compared to an investment loss of $6 the previous year. Investment income in the current quarter is primarily from interest earned on invested cash. The investment losses are principally attributable to realized losses incurred from the sale of preferred stocks held by the Company.

GAIN ON THE SALE OF PROPERTIES, NET

There was a net gain on the sale of properties for the third quarter of 2002 of $22 compared with a gain of $147 in the same quarter of 2001. The net gain on the sale of properties for the first nine months of 2002 and 2001 was $1,371 and $209, respectively. No significant properties were sold during the quarter ended September 30, 2002. However, the Company continues to actively market those properties included in the balance sheet as real estate held for sale.

OTHER INCOME, NET

Other income, net, represents an expense of $8 for the third quarter of 2002 and income of $76 for the same period of the previous year. For the nine-month period, other income, net for 2002 was $569 compared to an expense of $143 in 2001. The were no significant items for the most recent quarter. The most significant item of income for 2002 was a gain of $208 on the redemption of a life insurance policy in the second quarter. In 2001, there was a second quarter charge of $400 to write-down the carrying value of property held for sale to estimated fair value less cost to sell.

INCOME TAXES

For the third quarter ended September 30, 2002, the effective tax rate was 35.3% and the year-to-date rate was 34.8% compared with a 2001 third quarter and year-to-date rate of 37.5% and 36.2%, respectively. The Company's effective tax rate fluctuates based upon the states where sales occur, with the level of export sales and also with the amount of nontaxable dividend income on investments.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains a $30 million secured bank line of credit to meet its seasonal working capital needs. The loan agreement contains covenants whereby the Company must maintain certain financial ratios. At September 30, 2002, there were no borrowings against this bank line of credit. For the nine months ended September 30, 2002, the major source of cash was from operating activities. Net cash provided by operating activities aggregated $22,474 and $42,591 for the nine months ended September 30, 2002 and 2001, respectively. The significant items in operating activities for the nine months ended September 30, 2002 were net income, depreciation and increases in trade accounts payable, accrued income taxes and accrued expenses and other liabilities. The positive cash flow from these items was offset by increases in inventories and trade receivables. The cash provided by investing activities was primarily related to proceeds from the sale of properties. The cash used in financing activities consisted principally of cash dividends paid and the repayment of long-term debt and repayment of loans against the cash value of life insurance policies. Also, $3,850 in common shares were repurchased for the treasury. This was slightly offset by the issuance of common shares under stock incentive plans.

At September 30, 2002, working capital decreased to $93.8 million from the $102.0 million at December 31, 2001. The $17.6 million increase in current assets at September 30, 2002 versus December 31, 2001 was primarily due to increases in net trade receivables of $13.7 million and increases in inventories of $6.1 million during the nine-month period. The increase in current liabilities of $25.9 million was primarily due to increases in accounts payable and accrued expenses.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and are dependent on factors, which may include, but are not limited to the potential fluctuations in the Company's operating results; the condition of the telecommunications industry which purchases modular structures; the availability and price of gasoline, which can impact the sale of recreational vehicles; availability of chassis, which are used in the production of many of the Company's recreational vehicle products; interest rates, which affect the affordability of the Company's products; changing government regulations, such as those covering accounting standards, environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability; legislation governing the relationships of the Company with its recreational vehicle dealers, which may affect the Company's options and liabilities in the event of a general economic downturn; the impact of economic uncertainty on high-cost discretionary product purchases, which can hinder the sales of recreational vehicles; the demand for commercial structures in the various industries that the modular housing and building segment serves; and also on the state of the recreational vehicle and modular housing industries in the United States. Other factors affecting forward-looking statements include the cyclical and seasonal nature of the Company's businesses, adverse weather, changes in property taxes and energy costs, changes in federal income tax laws and federal mortgage financing programs, changes in public policy, competition in these industries and the Company's ability to maintain or increase gross margins which are critical to profitability whether there are or are not increased sales.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. Because the Company has not utilized its short-term credit facilities during 2002, changes in interest rates would primarily impact the Company's long-term debt. At September 30, 2002, the Company had $11.5 million of long-term debt, including current maturities. Long-term debt consists mainly of industrial development revenue bonds that have variable or floating rates. At September 30, 2002, the Company had $11.0 million invested in marketable securities. The Company's marketable securities consist of public utility preferred stocks which typically pay quarterly fixed rate dividends. These financial instruments are subject to market risk in that available energy supplies and changes in available interest rates would impact the market value of the preferred stocks. The Company utilizes U.S. Treasury bond futures options as a protection against the impact of increases in interest rates on the fair value of the Company's investments in these fixed rate preferred stocks. Outstanding options are marked to market with market value changes recognized in current earnings. The U.S. Treasury bond futures options generally have terms ranging from 90 to 180 days. Based on the Company's overall interest rate exposure at September 30, 2002, including variable or floating rate debt and derivatives used to hedge the fair value of fixed rate preferred stocks, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of September 30, 2002, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.

ITEM 4. CONTROLS AND PROCEDURES


Within 90 days prior to the date of filing this quarterly report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filing with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the time of such evaluation.

                  PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

            See Index to Exhibits

    (b) Reports on Form 8-K during the quarter ended September 30, 2002

            Form 8-K, dated July 30, 2002, reporting an Item 5 event (a press release announcing second quarter results).

            Form 8-K, dated August 6, 2002, reporting an Item 5 event(a press release announcing a 20% increase in quarterly dividend and resumption of share repurchase program).

                               SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       COACHMEN INDUSTRIES, INC.
                                             (Registrant)




Date: November 13, 2002      By: /s/ CLAIRE C. SKINNER
                                 ------------------------------------
                                   Claire C. Skinner, Chairman of the
                                   Board and Chief Executive Officer




Date: November 13, 2002      By:  /s/ JOSEPH P. TOMCZAK
                                  -----------------------------------
                                   Joseph P. Tomczak, Executive Vice
                                   President and Chief Financial Officer




Date: November 13, 2002      By:  /s/ GARY L. NEAR
                                  -----------------------------------
                                   Gary L. Near, Vice President
                                   and Controller

                                  CERTIFICATION

I, Claire C. Skinner, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Coachmen Industries, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 13, 2002


                          By:  /s/ CLAIRE C. SKINNER
                               --------------------------------------
                               Claire C. Skinner
                               Chairman of the Board and Chief Executive Officer

                                  CERTIFICATION

I, Joseph P. Tomczak, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Coachmen Industries, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


   6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 13, 2002


                      By:  /s/ JOSEPH P. TOMCZAK
                           --------------------------------------
                           Joseph P. Tomczak
                           Executive Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

Number Assigned
 In Regulation
 S-K, Item 601              Description of Exhibit

 99.1         Certification of Chief Executive Officer Pursuant to 18
              U.S.C. Section 1350

 99.2         Certification of Chief Financial Officer Pursuant to 18
              U.S.C. Section 1350