Form 10-K
period 2002-12-31
COACHMEN INDUSTRIES INC
filed 2003-03-28
CIK 21212

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
   (Mark one)
   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002.
                                   OR
   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____ to _____.

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

    COMMON STOCK, WITHOUT PAR VALUE,               NEW YORK STOCK EXCHANGE
 AND ASSOCIATED PREFERRED SHARE PURCHASE RIGHTS    (NAME OF EACH EXCHANGE ON
          (TITLE OF EACH CLASS)                        WHICH REGISTERED)

         Securities registered pursuant to Section 12(g) of the Act:  NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes _ No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment hereto. X

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). X Yes _ No

   The aggregate market value of Common Stock held by non-affiliates of the registrant on June 28, 2002 (the last business day of the registrant's most recently completed second fiscal quarter) was $210.5 million (based upon the closing price on the New York Stock Exchange and that 90.0% of such shares are owned by non-affiliates).

   As of March 17, 2003, 15,428,242 shares of the registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

                                        Parts of Form 10-K into which
            DOCUMENT                    THE DOCUMENT IS INCORPORATED
            --------                    ----------------------------



Portions of the Proxy Statement for
the Annual Meeting of Shareholders
to be held on May 1, 2003                       Part III

                                     PART I

ITEM 1.      BUSINESS

Coachmen Industries, Inc. (the "Company" or the "Registrant") was incorporated under the laws of the State of Indiana on December 31, 1964, as the successor to a proprietorship established earlier that year. All references to the Company include its wholly owned subsidiaries and divisions.

The Company is one of the largest producers of recreational vehicles in the United States and is a major manufacturer of modular housing and buildings. The Company's All American Homes group is the largest manufacturer of modular homes in the United States. The Company's recreational vehicle subsidiaries market under various brand names including Coachmen, Georgie Boy, Shasta and Viking. Modular housing and buildings are marketed by All American Homes, Miller Building Systems, and Mod-U-Kraf Homes.

The Company operates in two primary business segments, recreational vehicles and modular housing and buildings. The Recreational Vehicle ("RV") Segment manufactures and distributes Class A and Class C motorhomes, travel trailers, fifth wheels, camping trailers and related parts and supplies. The Modular Housing and Building Segment manufactures and distributes factory-built modules for homes, commercial buildings and telecommunication shelters.

The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the Financial Information section of the Company's Internet website (http://www.coachmen.com) as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

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

The principal brand names for the RV group are Aurora, Bellagio, Cascade, Catalina, Chaparral, Cheyenne, Clipper, Coachmen, Cross Country, Cruise Air, Cruise Master, Epic, Freedom by Coachmen, Landau, Legend, Leprechaun, Mirada, Northwind, Oasis, Pathfinder, Pursuit, Rendezvous, Roadmaster, Saga, Santara, Shasta, Somerset Dream Catcher, Spirit of America, Sportscoach, Sprite, Suite, Travelmaster, Velocity and Viking.

Recreational vehicles are either driven or towed and serve as temporary living quarters for camping, travel and other leisure activities. Recreational vehicles may be categorized as motorhomes, travel trailers, camping trailers or truck campers. A motorhome is a self-powered mobile dwelling built on a special heavy-duty motor vehicle chassis. A travel trailer is a non-motorized mobile dwelling designed to be towed behind another vehicle. Camping trailers are smaller towed units constructed with sidewalls that may be raised up and folded out. Truck campers are designed to be mounted on the bed of a pickup truck.

The RV group currently produces recreational vehicles on an assembly line basis in Indiana, Michigan, and Georgia. Components used in the manufacturing of recreational vehicles are primarily purchased from outside sources. However, in some cases (such as fiberglass products) where it is profitable for the RV group to do so, or where it has experienced shortages of supplies, the RV group has undertaken to manufacture its own components. The RV group depends on the availability of chassis from a limited number of manufacturers. Occasionally, chassis availability has limited the group's production (see Note 12 of Notes to Consolidated Financial Statements for information concerning the use of converter pool agreements to purchase vehicle chassis).

Prodesign, LLC, located in Indiana, is a custom manufacturer of diversified thermoformed and composite products for the automotive, marine, recreational vehicle, afterlife, medical and heavy truck industries.

MARKETING

The RV group considers itself customer driven. Representatives from sales and service regularly visit dealers in their regions, and respond to questions and suggestions. Divisions host dealer advisory groups and conduct informative dealer seminars and specialized training classes in areas such as sales and service. Open forum meetings with owners are held at campouts, providing ongoing focus group feedback for product improvements. Engineers and product development team members are encouraged to travel and vacation in Company recreational vehicles to gain a complete understanding and appreciation for the products.

As a result of these efforts, the RV group believes it has the ability to respond promptly to changes in market conditions. Most of the manufacturing facilities can be changed over to the assembly of other existing products in two to six weeks. In addition, these facilities may be used for other types of light manufacturing or assembly operations. This flexibility enables the RV group to adjust its manufacturing capabilities in response to changes in demand for its products.

Recreational vehicles are generally manufactured against orders received from RV dealers. These products are marketed through approximately 800 independent dealers located in 48 states and internationally and through the two Company-owned dealerships. Subject to applicable laws, agreements with most of its dealers are cancelable on short notice, provide for minimum inventory levels and establish sales territories. No dealer accounts for 10% or more of the Company's net sales.

Most dealers' purchases of RVs from the RV group are financed through "floor plan" arrangements. Under these arrangements, a bank or other financial institution agrees to lend the dealer all or most of the purchase price of its recreational vehicle inventory, collateralized by a lien on such inventory. The RV group generally executes repurchase agreements at the request of the financing institution. These agreements typically provide that, for up to twelve months after a unit is financed, the Company will repurchase a unit that has been repossessed by the financing institution for the amount then due to the financing institution. This is usually less than 100% of the dealer's cost. Risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased (see Note 12 of Notes to Consolidated Financial Statements). Resulting mainly from periodic business conditions negatively affecting the recreational vehicle industry, the Company has previously experienced some losses under repurchase agreements. Accordingly, the Company has recorded an accrual for estimated losses under repurchase agreements. In addition, at December 31, 2002, the group was contingently liable under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $.9 million, a reduction of approximately $2.2 million from the $3.1 million in guarantees at December 31, 2001. The RV group does not finance retail consumer purchases of its products, nor does it generally guarantee consumer financing.

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

Recreational vehicle businesses are dependent upon the availability and terms of financing used by dealers and retail purchasers. Consequently, increases in interest rates and the tightening of credit through governmental action, economic conditions or other causes have adversely affected recreational vehicle sales in the past and could do so in the future.

Recreational vehicles are high-cost discretionary consumer durables. In the past, recreational vehicle sales have fluctuated in a generally direct relationship to overall consumer confidence.

COMPETITION AND REGULATION

The RV industry is highly competitive, and the RV group has numerous competitors and potential competitors in each of its classes of products, some of which have greater financial and other resources. Initial capital requirements for entry into the manufacture of recreational vehicles, particularly towables, are comparatively small; however, codes, standards, and safety requirements prevalent in recent years may act as deterrents to potential competitors.

The RV group's recreational vehicles generally compete in the lower to mid-price range markets. The RV group strives to be a quality and value leader in the RV industry. The RV group emphasizes a quality product and a strong commitment to competitive pricing in the markets it serves. The RV group estimates that its current overall share of the recreational vehicle market is between six and seven percent, on a unit basis.

The recreational vehicle industry is highly regulated. The National Highway Traffic Safety Administration (NHTSA), the Transportation Recall Enhancement, Accountability, and Documentation Act (TREAD), state lemon law statutes, laws regulating the operation of vehicles on highways, state and federal product warranty statutes and state legislation protecting motor vehicle dealerships all impact the way the RV group conducts its recreational vehicle business.

State and federal environmental laws also impact both the production and operation of the Company's products. The Company has an Environmental Department dedicated to efforts to comply with applicable environmental regulations. To date, the RV group has not experienced any material adverse effect from existing federal, state, or local environmental regulations.

MODULAR HOUSING AND BUILDING SEGMENT

PRODUCTS

The Modular Housing and Building Segment consists of housing, commercial buildings and telecommunication shelters. The Company's modular housing and building subsidiaries (the All American Homes group; Mod-U-Kraf Homes, LLC and Miller Building Systems, Inc.) produce factory-built modules for single-family residences, multi-family duplexes, apartments, condominiums, specialized structures for municipal and commercial use and telecommunication shelters.

All American Homes and Mod-U-Kraf design, manufacture and market factory-built modular housing. All American Homes is the largest producer of modular homes in the United States and has seven operations strategically located in Colorado, Indiana, Iowa, Kansas, North Carolina, Ohio and Tennessee. Mod-U-Kraf operates from a plant in Virginia. Together these plants serve approximately 435 independent builders in 35 states. Modular homes are built to the same local building codes as site-built homes by skilled craftsmen in a factory environment unaffected by weather conditions during production. Production takes place on an assembly line, with components moving from workstation to workstation for framing, electrical, plumbing, drywall, roofing, and cabinet setting, among other operations. An average two-module home can be produced in just a few days. As nearly completed homes when they leave the plant, home modules are delivered to their final locations, typically in two to seven sections, and are crane set onto a waiting basement or crawl space foundation. The housing group regularly conducts builder meetings to review the latest in new design options and component upgrades. These meetings provide an opportunity for valuable builder input and suggestions at the planning stage. The modular homes business is currently concentrated in the rural, scattered lot markets in the geographic regions served. The Company is launching initiatives to supply product into additional markets, including residential subdivisions in lower tier metropolitan areas, group living facilities, and motel chains.

Miller Building Systems, Inc. ("Miller Building") designs, manufactures and markets factory-built modular buildings for use as commercial buildings and telecommunication shelters. Miller Building specializes in the education and medical fields with its commercial modular buildings. It is also a major supplier of shelters to house sophisticated telecommunications equipment for cellular and digital telephones, data transmission systems and two-way wireless communications. Miller Building also offers site construction services, which range from site management to full turnkey operations. Depending on the specific requirements of its customers, Miller Building uses wood, wood and steel, concrete and steel, cam-lock panels or all concrete to fabricate its structures. Miller Building manufactures its buildings in a factory, and the assembled modules are delivered to the site location for final installation. Miller Building has manufacturing facilities located in Indiana, Pennsylvania, South Dakota and Vermont.

MARKETING

The Modular Housing and Building group participates in an expanding market for the factory-built housing, commercial buildings and telecommunication shelters. Housing is marketed directly to approximately 435 builders in 35 states who will sell, rent or lease the buildings to the end-user. Commercial buildings are marketed to approximately 80 companies in 31 states. Telecommunication shelters are sold directly to approximately 50 customers in 26 states, who are the end-users of the buildings. These customers have been principally telecommunication and utility companies. Customers may be national, regional or local in nature. The success of modular buildings in the commercial market is the result of innovative designs that are created by listening to customer needs and taking advantage of advancements in technology. While price is often a key factor in the purchase decision, other factors may also apply, including delivery time, quality and prior experience with a certain manufacturer. A significant benefit to the customer is the speed with which factory-built buildings can be made available for use compared to on-site construction, and, in the commercial area, the ability to relocate the building to another location if the end-user's utilization requirements change. The sales staff calls on prospective customers in addition to maintaining continuing contact with existing customers and assists its customers in developing building specifications to facilitate the preparation of a quotation. The sales staff, in conjunction with the engineering staff, maintains ongoing contact with the customer for the duration of the building project.

BUSINESS FACTORS

As a result of transportation costs, the effective distribution range of factory-built homes and commercial buildings is limited. The shipping area from each manufacturing facility is approximately 200 to 300 miles for modular homes and 600 miles for commercial buildings. The potential shipping radius of the telecommunication shelters is not as restricted as that of factory-built homes and commercial buildings; however, the marketing of these shelters is concentrated in geographic areas where there is a freight advantage over a large portion of the competitors.

The overall strength of the economy and the availability and terms of financing used by builders, dealers and end-users have a direct impact on the sales of the Modular Housing and Building group. Consequently, increases in interest rates and the tightening of credit due to government action, economic conditions or other causes have adversely affected the group's sales in the past and could do so in the future.

COMPETITION AND REGULATION

Competition in the factory-built building industry is intense and the Modular Housing and Building group competes with a number of entities, some of which may have greater financial and other resources. The demand for modular homes may be impacted by the ultimate purchaser's acceptance of factory-built homes as an alternative to site-built homes. To the extent that factory-built buildings become more widely accepted as an alternative to conventional on-site construction, competition from local contractors and manufacturers of other pre-engineered building systems may increase. In addition to the competition from companies designing and constructing on-site buildings, the Modular Housing and Building group competes with numerous factory-built building manufacturers that operate in particular geographical regions.

The Modular Housing and Building group competes for orders from its customers primarily on the basis of price, quality, timely delivery, engineering capability and reliability. The group believes that the principal basis on which it competes with on-site construction is the combination of: the timeliness of factory versus on-site construction, the cost of its products relative to on-site construction, the quality and appearance of its buildings, its ability to design and engineer buildings to meet unique customer requirements, and reliability in terms of completion time. Manufacturing efficiencies, quantity purchasing and generally lower wage rates of factory construction, even with the added transportation expense, result in the cost of factory-built buildings being equal to or lower than the cost of on-site construction of comparable quality. With manufacturing facilities strategically located throughout the country, the Modular Housing and Building group provides a streamlined construction process. This process of manufacturing the building modules in a weather-free, controlled environment, while the site is prepared, significantly reduces the time to completion on a customer's project.

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

                                     GENERAL
             (APPLICABLE TO ALL OF THE COMPANY'S PRINCIPAL MARKETS)


BUSINESS SEGMENTS

The table below sets forth the composition of the Company's net sales for each of the last three years (dollar amounts in millions):


                                     2002          2001          2000
                                 Amount    %   Amount    %   Amount    %
                                ------------- ------------- -------------

 Recreational Vehicles           $435.6  65.5  $344.6  58.7  $543.1  74.6

 Modular Housing and Buildings    229.6  34.5   242.6  41.3   184.9  25.4
                                 ------ -----  ------ -----  ------ -----
     Total                       $665.2 100.0  $587.2 100.0  $728.0 100.0
                                 ====== =====  ====== =====  ====== =====

Additional information concerning business segments is included in Note 2 of the Notes to the Consolidated Financial Statements.

SEASONALITY

Historically, the Company has experienced greater sales during the second and third quarters with lesser sales during the first and fourth quarters. This reflects the seasonality of RV sales for products used during the summer camping season and also the adverse impact of weather on general construction for the modular building applications.

EMPLOYEES

At December 31, 2002, Coachmen employed 4,233 persons, 938 of whom are salaried and involved in operations, engineering, purchasing, manufacturing, service and warranty, sales, distribution, marketing, human resources, accounting and administration. The Company provides group life, dental, vision services, hospitalization, and major medical plans under which the employee pays a portion of the cost. In addition, employees can participate in a 401(k) plan and a stock purchase plan. Certain employees can participate in a stock option plan and in deferred and supplemental deferred compensation plans (see Notes 8 and 9 of Notes to Consolidated Financial Statements). The Company considers its relations with employees to be good.

PATENTS AND TRADEMARKS

The Company maintains approximately 90 trademarks, which are up for renewal from 2003 through 2015, and approximately 20 patents due to expire between 2003 and 2019.

RESEARCH AND DEVELOPMENT

During 2002, the Company spent approximately $6.4 million on research related to the development of new products and improvement of existing products. The amounts spent in 2001 and 2000 were approximately $6.6 million and $6.0 million, respectively.

ITEM 2. PROPERTIES

The Registrant owns or leases 3,505,206 square feet of plant and office space, located on 1,176.9 acres, of which 2,832,858 square feet are used for manufacturing, 321,287 square feet are used for warehousing and distribution, 46,024 square feet are used for research and development, 70,844 square feet are used for customer service and 234,193 square feet are offices. Included in these numbers are 124,158 square feet leased to others and 210,596 square feet available for sale or lease. The Registrant believes that its present facilities, consisting primarily of steel clad, steel frame or wood frame construction and the machinery and equipment contained therein, are well maintained and in good condition.

The following table indicates the location, number and size of the Registrant's properties by segment as of December 31, 2002:

                                                  No. of   Building Area
             Location                   Acreage  Buildings   (Sq. Ft.)
             --------                   -------  ---------   ---------

Properties Owned and Used by Registrant:

  Recreational Vehicles

     Elkhart, Indiana                     46.1       11       318,094
     Middlebury, Indiana                 490.5       26       763,443
     Fitzgerald, Georgia                  17.0        3        67,070
     Centreville, Michigan               105.0        4        84,865
     Edwardsburg, Michigan                83.1       12       303,254
     Colfax, North Carolina                7.1        3        15,200
     Goshen, Indiana                      18.0        1        80,000
                                      --------      ---     ---------

          Subtotal                       766.8       60     1,631,926
                                      --------      ---     ---------

  Modular Housing and Building
     Decatur, Indiana                     40.0        1       202,870
     Elkhart, Indiana                     20.0        4       132,300
     Dyersville, Iowa                     20.0        1       168,277
     Leola, Pennsylvania                  20.0        2       113,100
     Springfield, Tennessee               45.0        1       132,603
     Rutherfordton, North Carolina        37.7        1       169,177
     Zanesville, Ohio                     23.0        2       139,753
     Bennington, Vermont                   5.0        1        28,900
     Rocky Mount, Virginia                39.6        4       129,293
     Osage City, Kansas                   29.2        3       130,818
     Wichita, Kansas                       3.0        -          -
     Milliken, Colorado                   21.0        1       141,675
                                      --------      ---     ---------

          Subtotal                       303.5       21     1,488,766
                                      --------      ---     ---------

          Total owned and used         1,070.3       81     3,120,692
                                      --------      ---     ---------



Properties Leased and Used by Registrant:

  Recreational Vehicles

     Elkhart, Indiana                     6.6         1         8,000
                                      -------       ---     ---------

          Subtotal                        6.6         1         8,000
                                      -------       ---     ---------

Properties Leased and Used by Registrant

  Modular Housing and Building

     Vestal New York                       -          1         5,660
     Sioux Falls, South Dakota            5.0         2        36,100
                                      -------       ---     ---------

          Subtotal                        5.0         3        41,760
                                      -------       ---     ---------

          Total leased and used          11.6         4        49,760
                                      -------       ---     ---------



Properties Owned by Registrant and Leased to Others:

  Recreational Vehicles

     Crooksville, Ohio                   10.0         2        39,310
     Grapevine, Texas                     8.6         4        52,848
     Melbourne, Florida                   7.5         1        32,000
                                      -------       ---     ---------

          Total owned and leased         26.1         7       124,158
                                      -------       ---     ---------

Properties Owned by Registrant and Available for Sale or Lease:

  Recreational Vehicles

     Adelanto, California                 1.1         -          -
     Perris, California                   9.5         -          -
     Elkhart, Indiana                    20.6         4       124,286
     Grants Pass, Oregon                 12.5         -          -
     Longview, Texas                      9.2         -          -
                                      -------       ---     ---------

          Subtotal                       52.9         4       124,286
                                      -------       ---     ---------

  Modular Housing and Building

     Decatur, Indiana                     3.3         2        86,310
     Rocky Mount, Virginia               12.7         -          -
                                      -------       ---     ---------

          Subtotal                       16.0         2        86,310
                                      -------       ---     ---------

          Total owned and available
            for sale or lease            68.9         6       210,596
                                      -------       ---     ---------


          Total Company               1,176.9        98     3,505,206
                                      =======       ===     =========


ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various legal proceedings, most of which are ordinary disputes incidental to the industry and most of which are covered in whole or in part by insurance. Management believes that the ultimate outcome of these matters and any liabilities in excess of insurance coverage and self-insurance accruals will not have a material adverse impact on the Company's consolidated financial position, future business operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the quarter ended December 31, 2002 to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the executive officers of the Company, as of December 31, 2002:

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

  John T. Trant          Senior Vice President, Modular Housing & Building Group

  Steven E. Kerr         President, All American Homes, LLC and Vice President,
                             Modular Housing & Building Group

  James P. Skinner       Senior Vice President, Business Development

  William G. Lenhart     Senior Vice President, Human Resources

CLAIRE C. SKINNER (age 48) assumed the Presidency of the Company in September 2000 and has served as Chairman of the Board and Chief Executive Officer since August 1997. Before that, she served as Vice Chairman of the Company since May 1995, and as Executive Vice President from 1990 to 1995. From 1987 through July 1997, Ms. Skinner served as the President of Coachmen RV, the Company's largest division. Prior to that, she held several management positions in operations and marketing since 1983. She received her B.F.A. degree in Journalism/Marketing from Southern Methodist University and her J.D. degree from the University of Notre Dame Law School.

RICHARD M. LAVERS (age 55) assumed the position of Executive Vice President of the Company in May 2000 and has served as Secretary of the Company since March 1999. He joined the Company in October 1997 as General Counsel. From 1994 through 1997 Mr. Lavers was Vice President, Secretary and General Counsel of RMT, Inc. and Heartland Environmental Holding Company. Mr. Lavers earned both his B.A. degree and his J.D. degree from the University of Michigan.

JOSEPH P. TOMCZAK (age 47) joined Coachmen Industries in July 2001 as Executive Vice President and Chief Financial Officer. Before joining Coachmen, Mr. Tomczak served in that same capacity at Kevco, Inc. from January 2000 through June 2001. In February 2001, Kevco and all of its wholly owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Prior to that, he held the positions at Outboard Marine Corporation of Vice President of Finance for the Engine Operations Group and Vice President and Corporate Controller. Prior to that, Mr. Tomczak was Vice President and Corporate Controller at Alliant Foodservice, Inc. He received his Masters of Management degree from Northwestern University's Kellogg Graduate School of Management and his B.A. degree in Accounting and Business Administration from Augustana College. Mr. Tomczak is a Certified Public Accountant.

MICHAEL R. TERLEP, JR. (age 41) was appointed President of Coachmen Recreational Vehicle Company (RV) in June 1997. Prior to that he was Executive Vice President of Coachmen RV, with retained responsibility for product development, among other duties, since 1993. He was given the additional responsibility of General Manager of the Indiana Division in 1995. Prior to his promotion to Executive Vice President, Mr. Terlep served as Vice President of Sales and Product Development from 1990 to 1993. He has held several other management positions with the Company since joining Coachmen in 1984. He received his B.A. degree from Purdue University.

JOHN T. TRANT (age 64) assumed the position of Senior Vice President in January 1990. He joined Coachmen Industries in 1987 and has held the position of Executive Vice President of Shasta Industries, Vice President of Operations of the RV and Housing Group, and Executive Vice President and Chief Operations Officer of All American Homes. Mr. Trant received his B.B.A. degree from the University of Pittsburgh and his J.D. degree from Duquesne University. Mr. Trant retired from the Company effective January 31, 2003.

STEVEN E. KERR (age 54) joined Coachmen Industries in February 1999. He served as Vice President/General Manager of All American Homes from February 1999 to July 2000, when he was appointed President of All American Homes. Prior to joining the Company, Mr. Kerr served as Vice President, Marketing of Unibilt Industries, Inc. Prior to that he served as Vice President/General Manager of New England Homes, Inc. Mr. Kerr received his B.A. degree from Indiana University.

JAMES P. SKINNER (age 52) was appointed Senior Vice President in January 1990. Mr. Skinner joined the corporation in 1983 as Assistant Vice President of Manufacturing for the Coachmen RV Division and later became Vice President of Operations. He subsequently was promoted to Executive Vice President of Sportscoach. Before joining Coachmen, Mr. Skinner held management positions at the Crucible Alloy and Stainless Steel Division of Colt Industries. He received his B.S. degree in Business Administration from The Pennsylvania State University and received Executive Management training from the University of Pittsburgh. Mr. Skinner elected to take early retirement effective February 1, 2003.

WILLIAM G. LENHART (age 54) joined Coachmen Industries in June 2001 as Senior Vice President of Human Resources. Prior to that he held the position of Vice President of Human Resources for Svedala Industries, Inc., an international mining and mineral processing equipment manufacturing company. Prior to that, he held senior human resources positions with Arandel Corporation and St. Mary's Medical Center. Mr. Lenhart holds a B.S. degree in Business Administration from Defiance College.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS


The following table discloses the high and low sales prices for Coachmen's common stock during the past two years as reported on the New York Stock Exchange, along with information on dividends paid per share during the same periods.

                         High & Low Sales Prices                 Dividends Paid
                        2002                 2001               2002        2001
                        ----                 ----               ----        ----

   1st Quarter     $19.20 - $12.00      $12.81 - $8.75          $.05        $.05

   2nd Quarter      19.50 -  13.75       13.45 -  8.50           .05         .05

   3rd Quarter      17.35 -  11.30       13.65 -  8.25           .06         .05

   4th Quarter      17.15 -  12.60       12.38 -  8.95           .06         .05

The Company's common stock is traded on the New York Stock Exchange: Stock symbol COA. The number of shareholders of record as of January 31, 2003 was 1,931.

See Item 12 for the Equity Compensation Table.


ITEM 6.  SELECTED FINANCIAL DATA


                              Five-Year Summary of Selected Financial Data
                                       -Year Ended December 31-
                                (in thousands, except per share amounts)

                         2002         2001        2000        1999        1998
                         ----         ----        ----        ----        ----

Net sales              $665,192    $587,212     $728,018    $868,334    $774,624

Gross profit             99,219      83,445       96,409     128,971     128,334

Net income (loss)         9,929      (3,951)       2,164      29,502      33,063

Net income (loss) per share:
   Basic                    .62        (.25)         .14        1.80        1.93
   Diluted                  .62        (.25)         .14        1.80        1.92

Cash dividends per share    .22         .20          .20         .20         .20

At year end:

   Working capital       93,574     102,006      116,237     135,103     139,306

   Total assets         293,195     288,560      296,446     285,766     269,341

   Long-term debt        10,097      11,001       11,795       8,346      10,191

   Shareholders' equity 209,426     208,640      214,949     213,646     204,332

   Book value per share   13.37       13.09        13.69       13.76       12.32

   Number of employees    4,233       3,788        4,149       4,942       4,690

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The analysis of the Company's financial condition and results of operations should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements.

OVERVIEW

The Company was founded in 1964 as a manufacturer of recreational vehicles and began manufacturing modular homes in 1982. Since that time, the Company has evolved into a leading manufacturer in both the recreational vehicle ("RV") and modular housing and building business segments through a combination of internal growth and strategic acquisitions.

The Company's new plant openings have been an important component of its internal growth strategy. In 1995, the Company opened a new modular housing plant in Tennessee and in 1996, the Company expanded its modular housing production capacity with the construction of a new facility for the North Carolina housing operation. The construction of a new modular housing facility in Ohio became fully operational in 1998. Increases in production capacity also included additions to the modular housing plant in Iowa with an addition completed in 1998. New additions to expand the North Carolina and Iowa modular housing production facilities were completed in 2000. Additional travel trailer plants in Indiana became operational in 1996 and 1997. These additional plants helped capitalize on the growing market share of value-priced travel trailers. In 1999, a new service building was constructed at the RV production facility in Georgia. In addition, construction was completed in 1999 for a new manufacturing facility in Indiana for Class A motorhomes. Plans are being finalized for construction of a new Class C motorhome manufacturing facility in Indiana to be completed in 2003. The Company is also looking to expand its Georgia manufacturing capacity in 2003 for travel trailers and fifth wheels.

Acquisitions have also played an important role in the Company's growth strategy, particularly in the modular housing and building segment. In 2001, the Company acquired Kan Build, Inc. ("Kan Build"), a manufacturer of modular buildings with facilities in Kansas and Colorado. During 2000, the Company significantly expanded its modular housing and building segment with the acquisitions of Mod-U-Kraf Homes, Inc. ("Mod-U-Kraf Homes") and Miller Building Systems, Inc. ("Miller Building"). For further details, including unaudited pro forma financial information, see Note 11 of Notes to Consolidated Financial Statements. While continuing to consider potential candidates for acquisition, none were completed in 2002.

The Company's business segments are cyclical and subject to certain seasonal demand cycles and changes in general economic and political conditions. Demand in the RV and certain portions of the modular housing and building segments generally declines during the winter season, while sales and profits are generally highest during the spring and summer months. Inflation and changing prices have had minimal direct impact on the Company in the past in that selling prices and material costs have generally followed the rate of inflation. Changes in interest rates impact both the RV and modular housing and building segments, with rising interest rates potentially dampening sales.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Consolidated Statements of Operations expressed as a percentage of sales and the percentage change in the dollar amount of each such item from that in the indicated previous year:

                                  Percentage of Net Sales      Percent Change
                                  Years Ended December 31       2002    2001
                                                                 to      to
                                  2002      2001      2000      2001    2000
                                  ----      ----      ----      ----    ----

Net sales                        100.0%    100.0%    100.0%     13.3%  (19.3)%
Cost of sales                     85.1      85.8      86.8      12.3   (20.2)
                                  ----      ----      ----
 Gross profit                     14.9      14.2      13.2      18.9   (13.4)
Operating expenses:
 Delivery                          4.6       5.4       4.4      (3.3)   (1.7)
 Selling                           3.6       3.7       3.9       9.4   (23.2)
 General and administrative        4.8       5.7       4.6      (4.7)    (.8)
 Amortization of goodwill           -         .2        -     (100.0)  331.9
                                  ----      ----      ----
   Total operating expenses       13.0      15.0      12.9      (2.0)   (6.3)
                                  ----      ----      ----
 Operating income (loss)           1.9       (.8)       .3       n/m  (278.4)
Nonoperating (income) expense:
 Interest expense                   .2        .4        .3     (35.8)    6.8
 Investment income                 (.1)      (.1)      (.2)     (2.7)  (66.0)
 Gain on sale of properties, net   (.4)      (.1)      (.1)    673.3   (66.0)
 Other (income) expense            (.1)       -        (.1)      n/m  (147.6)
                                  ----      ----      ----
   Total nonoperating
     (income) expense              (.4)       .2       (.1)      n/m  (539.1)
                                  ----      ----      ----
 Income (loss) before income taxes 2.3      (1.0)       .4       n/m  (311.9)
Income taxes (benefit)              .8       (.3)       .1       n/m  (399.7)
                                  ----      ----      ----
 Net income                        1.5       (.7)       .3       n/m  (282.6)
                                  ====      ====      ====

   n/m - not meaningful

COMPARISON OF 2002 TO 2001

Consolidated net sales increased $78.0 million, or 13.3% to $665.2 million in 2002 from $587.2 million in 2001. The Company's RV segment experienced a net sales increase of 26.4%. The modular housing and building segment had a net sales decrease of $12.9 million, or 5.3%. Improving industry trends, as well as the Company's extensive branding and design improvements, resulted in increased dealer and consumer demand for products in the RV segment. Full-year recreational vehicle wholesale shipments for the Company were up 29.7% compared to 2001, while the industry was up 22.1% in the same categories. Because the Company outperformed the industry, Coachmen's share of recreational vehicle wholesale shipments for the year was 6.6%, a 6.5% increase from its 2001 full-year share. The recreational vehicle segment experienced an increase in unit sales and a slight increase in the average sales price per unit. The modular housing and building segment experienced an increase in the average sales price per unit but a decrease in unit sales. The poor sales performance for less expensive commercial structures to the telecom industry during 2002 as compared to 2001 was a major factor impacting both the unit sales decrease and the average sales price per unit increase in the modular housing and building segment. Historically, the Company's first and fourth quarters are the slowest for sales in both segments.

Gross profit was $99.2 million, or 14.9% of net sales, in 2002 compared to $83.4 million, or 14.2% of net sales, in 2001. Gross profit in dollars and as a percentage of net sales improved significantly in 2002 for the RV segment. For the modular housing and building segment, gross profit in dollars and as a percentage of net sales decreased in 2002 when compared to the previous year. The overall improvement in gross profit was primarily attributable to the sales recovery of the RV industry coupled with the realized benefit of cost reduction efforts in the RV segment. Such efforts included the improved utilization of manufacturing facilities resulting from plant consolidations that took place in 2001. The modular housing and building segment's gross profit as a percentage of net sales decreased mainly due to reduced sales volume, resulting in less efficient utilization of manufacturing facilities.

Operating expenses, consisting of selling, delivery, general and administrative expenses, were $86.2 million and $87.9 million, or as a percentage of net sales, 13.0% and 15.0% for 2002 and 2001, respectively. Delivery expenses were $30.3 million in 2002, or 4.6% of net sales, compared with $31.4 million, or 5.4% of net sales in 2001. Delivery expenses as a percentage of sales are considerably higher for the modular housing and building segment as compared to the recreational vehicle segment. With the recovery of the RV industry in 2002, the recreational vehicle segment contributed a greater percentage of overall Company sales in 2002 as compared to 2001, resulting in a decrease in delivery expense as a percentage of net sales. Selling expenses for 2002 were $23.8 million, or 3.6% of net sales, a .1 percentage point improvement over the $21.8 million, or 3.7% of net sales, experienced in 2001. General and administrative expenses were $32.0 million in 2002, or 4.8% of net sales, compared with $34.8 million, or 5.9% of net sales, in 2001. This decrease was primarily the result of the discontinuation of goodwill amortization in 2002 resulting from the adoption of SFAS No. 142. If the nonamortization provisions of SFAS No. 142 had been applied in 2001, general and administrative expense would have decreased by $1.2 million, or .2% of net sales (see Note 1 of Notes to Consolidated Financial Statements).

Operating income in 2002 of $13.0 million compared with an operating loss of $4.5 million in 2001, an improvement of $17.5 million. This increase is consistent with the $15.8 million increase in gross profit coupled with the $1.7 million overall decrease in operating expenses.

Interest expense for 2002 and 2001 was $1.5 million and $2.3 million, respectively. Interest expense varies with the amount of long-term debt and the amount of premiums borrowed by the Company against the cash surrender value of the Company's investment in life insurance contracts. Such outstanding borrowing amounts declined in 2002. Interest expense also was higher in 2001 as a result of assumed debt obligations in the acquisitions of Mod-U-Kraf Homes, Miller Building and Kan Build. Investment income for 2002 of $.5 million was consistent with 2001. Cash and temporary cash investments were used to reduce debt obligations, particularly the borrowings against life insurance policies of $18.5 million (see Note 1 of Notes to Consolidated Financial Statements).

The gain on sale of properties increased to $2.3 million in 2002 from $.3 million in 2001. These gains resulted primarily from the sale of the two idle Shasta facilities in Indiana and the closed Coachmen RV facility located in Oregon. In addition, two of the previously closed Company-owned dealerships were sold in 2002. Other gains resulted from the sale of real estate in California and other smaller properties. There were no significant gains on the sale of properties in 2001. Assets are continually analyzed and every effort is made to sell or dispose of properties that are determined to be excess or unproductive.

Pretax income for 2002 was $15.0 million compared with a pretax loss of $6.1 million for 2001. The Company's RV segment generated pretax income of $1.9 million, or .4% of recreational vehicle net sales in 2002, compared with a pretax loss of $11.6 million, or (3.4)% of the RV segment's net sales in 2001. The modular housing and building segment recorded 2002 pretax income of $10.1 million and in 2001, $15.5 million, or 4.4% and 6.4%, respectively, of segment net sales (see Note 2 of Notes to Consolidated Financial Statements).

The provision for income taxes was an expense of $5.1 million for 2002 versus a benefit of $2.2 million for 2001, representing an effective tax rate of 33.8% and (35.4%), respectively. The Company's effective tax rate fluctuates based upon the states where sales occur, the level of export sales, the mix of nontaxable investment income and other factors (see Note 10 of Notes to Consolidated Financial Statements).

Net income for the year ended December 31, 2002 was $9.9 million ($.62 per diluted share) compared to a net loss of $4.0 million ($(.25) per diluted share) for 2001.

COMPARISON OF 2001 TO 2000

Consolidated net sales for 2001 were $587.2 million, a decrease of 19.3% from the $728.0 million reported in 2000. The Company's RV segment experienced a sales decrease of 36.5%, while the modular housing and building segment's sales increased by 31.1%. The acquisition of Kan Build on February 12, 2001 accounted for $29.0 million of the modular housing and building segment's increase in net sales in 2001. The RV segment's net sales in 2000 included $50.4 million of net sales attributable to RV segment business units which were sold or liquidated during 2000 (see Note 11 to Notes to Consolidated Financial Statements). Sales decreases in the RV segment were attributable to a decline in overall market conditions affecting the RV industry as a whole caused mainly by reduced consumer confidence and dealer inventory adjustments which negatively impacted RV industry shipments. The recreational vehicle segment experienced a slight increase in the average sales price per unit. The modular housing and building segment experienced an increase in unit sales, including unit sales of acquired businesses, but experienced a decrease in the average sales price per unit resulting from a larger percentage of sales of less expensive commercial structures during 2001 as compared to 2000. Sales increases in 2001 in the modular housing and building segment were mainly attributable to acquisitions in 2001 and the second half of 2000. Historically, the Company's first and fourth quarters are the slowest for sales in both segments.

Gross profit for 2001 decreased to $83.4 million, or 14.2% of net sales, from $96.4 million, or 13.2% of sales, in 2000. Although gross profit as a percentage of net sales improved in 2001, both the RV segment and the modular housing and building segment experienced a decline in gross profit as a percentage of sales when compared to 2000. The overall improvement was primarily attributable to the modular housing and building segment representing a greater percentage of the Company's total net sales. This segment generally has higher profit margins than the RV segment. While the RV segment benefited from cost cutting efforts including the improved utilization of manufacturing facilities resulting from plant consolidations that took place earlier in 2001, the reduced production volume in 2001 resulted in a reduction in gross profit as a percentage of net sales when compared to 2000. The modular housing and building segment's gross profit included significant contributions from acquired companies. Although the Company shifted its marketing emphasis to larger, more complex homes where demand is generally less cyclical and margins are higher, the increase in the mix of lower margin commercial sales resulted in an overall reduced gross profit as a percent of net sales for the modular housing and building segment.

Operating expenses, which include selling, delivery, general and administrative expenses, were $87.9 million, or 15.0% of net sales in 2001, compared with $93.9, or 12.9% of sales in 2000. Delivery expenses were $31.4 million, or 5.4% of net sales in 2001, compared with $31.9 million, or 4.4% of net sales in 2000. Delivery expenses as a percentage of sales are considerably higher for the modular housing and building segment as compared to the recreational vehicle segment. With the acquisitions in 2001 and 2000, the modular housing and building segment contributed a greater percentage of overall Company sales in 2001 as compared to 2000, resulting in an increase in delivery expense as a percentage of net sales. Selling expenses for 2001, at $21.8 million or 3.7% of net sales, improved slightly as a percentage of sales from the $28.4 million or 3.9% of net sales in 2000. General and administrative expenses were $34.8 million, or 5.9% of net sales in 2001, compared with $33.6 million, or 4.6% of net sales in 2000. The percentage increase in general and administrative expenses compared to sales in 2001 was primarily the result of goodwill amortization and other general and administrative expenses for companies acquired in 2001 and near the end of 2000.

Operating loss was $4.5 million in 2001 compared with operating income of $2.5 million in 2000, a decrease of $7.0 million. This decrease was consistent with the $13.0 million decrease in gross profit offset by the overall decrease of $6.0 million in operating expenses.

Interest expense for 2001 and 2000 was $2.3 million and $2.2 million, respectively. Interest expense varies with the amount of long-term debt and the amount of premiums borrowed by the Company against the cash surrender value of the Company's investment in life insurance contracts. Interest expense increased as a result of assumed debt obligations in the acquisitions of Mod-U-Kraf Homes, Miller Building and Kan Build offset by lower interest rates on outstanding borrowings. Investment income decreased to $.5 million from $1.4 million in 2000. The decrease in investment income was principally due to less funds being invested in 2001 than in 2000 and a sharp decrease in interest rates during 2001.

The gain on sale of properties decreased $.6 million in 2001 to $.3 million. There were no major gains on the sale of properties in 2001, while such gains did occur in 2000. Assets are continually analyzed and every effort is made to sell or dispose of properties that are determined to be excess or unproductive.

Pretax loss for 2001 was $6.1 million compared with pretax income of $2.9 million for 2000. The Company's RV segment incurred a pretax loss of $11.6 million, or (3.3)% of recreational vehicle net sales in 2001, compared with a pretax loss of $5.0 million, or (.9)% of the RV segment's net sales in 2000. The modular housing and building segment produced 2001 pretax income of $15.5 million and in 2000, $11.9 million, or 6.3% of modular net sales for both periods (see Note 2 of Notes to Consolidated Financial Statements). The pretax income (loss) of the two segments does not include an allocation of additional depreciation expense of $1.9 million in 2001 and $1.8 million in 2000 associated with the enterprise-wide technology systems which were placed in service during 1999. This corporate expense is included in "other reconciling items" in the segment disclosures (see Note 2 of Notes to Consolidated Financial Statements).

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

The net loss for the year ended December 31, 2001 was $4.0 million ($(.25) per diluted share) compared to net income of $2.2 million ($.14 per diluted share) for 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on funds from operations as its primary source of working capital and liquidity. In addition, the Company maintains a $30 million secured line of credit to meet its seasonal working capital needs (see Note 5 of Notes to Consolidated Financial Statements). This credit line was not utilized in 2002. During 2001, there were borrowings of $13.5 million under the credit facilities to finance the cash purchase price of Kan Build and such borrowings were subsequently repaid. There were no short-term borrowings outstanding at December 31, 2002, 2001 or 2000.

The Company's operating activities have been the principal source of cash flows in each of the last three years. Operating cash flows were $13.0 million, $41.3 million and $29.9 million for 2002, 2001 and 2000, respectively. For the year 2002, net income, adjusted for depreciation, was a significant factor in generating operating cash flows, which were offset by increases in trade receivables and inventories. The increase in receivables was related to the 13.3% increase in annual sales and the 28.5% increase in fourth quarter sales volume. In 2001, depreciation and the decreases in receivables and inventories, offset somewhat by decreases in trade accounts payable, were the major sources of cash flows. The decrease in receivables was directly related to the decrease in total net sales for the fourth quarter of 2001 compared to the same period in 2000. For the year 2000, depreciation and decreases in receivables and inventories, net of acquired companies, were the major sources of operating cash flows.

Investing activities provided cash of $4.8 million in 2002 and used cash of $4.4 million and $25.0 million in 2001 and 2000, respectively. In 2002, the sale of property and equipment, including real estate held for sale and rental properties provided cash flows of $10.0 million. In 2001, investment activities were mainly attributable to the acquisition of Kan Build. The sale of marketable securities, net of purchases, provided cash flows of $3.9 million and $12.7 million for 2001 and 2000, respectively. In 2000, these proceeds were used in part to fund the acquisition of Mod-U-Kraf Homes. Proceeds from the sale of businesses provided cash of $4.8 million in 2000 while acquisitions of businesses consumed cash of $7.7 million in 2001 and $34.4 million in 2000 (see
Note 11 of Notes to Consolidated Financial Statements). Otherwise the principal use of cash for investing activities in each of the last three years has been for property, plant and equipment acquisitions. Capital expenditures during 2002 consisted mainly of completion of a new office building for Mod-U-Kraf Homes and investments in machinery and equipment and transportation equipment for both the recreational vehicle segment and the modular housing and building segment. Major capital expenditures during 2001 included the completion of the Milliken, Colorado facility which was under construction at the time of the Kan Build acquisition. Major capital expenditures during 2000 included expanding production facilities in North Carolina and Iowa for the modular housing and building segment.

In 2002, the principal use of cash flows from financing activities was the $18.5 million used to repay borrowings against life insurance policies, and $7.9 million used to purchase common shares under the Company's share repurchase program. In 2001, cash flows from financing activities reflected borrowings of $13.5 million, which were used for the purchase of Kan Build. This was subsequently repaid during the year along with $7.9 million of long-term debt acquired with the purchase. In 2000, cash flows reflected short-term borrowings and repayment of $30.0 million, which was used for the purchase of Miller Building. Other financing activities for 2002, 2001 and 2000, which used cash in each of the years, were payments of long-term debt and cash dividends. These negative cash flows were partially offset by the issuance of common shares under stock option and stock purchase plans. For a more detailed analysis of the Company's cash flows for each of the last three years, see the Consolidated Statements of Cash Flows.

The Company's cash and temporary cash investments at December 31, 2002 were $16.5 million, or a decrease of $11.9 million from 2001. The Company anticipates that available funds, together with anticipated cash flows generated from future operations and amounts available under its existing credit facilities, will be sufficient to fund future planned capital expenditures and other operating cash requirements through the end of 2003. In addition, the Company has $7.6 million of marketable securities available, if needed, for operations.

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

In 2002, working capital decreased $8.4 million, from $102.0 million to $93.6 million. The $6.9 million decrease in current assets at December 31, 2002 versus December 31, 2001 was primarily due to a decrease in cash and marketable securities. The $1.6 million increase in current liabilities is substantially due to increases in accrued income taxes and other accrued expenses.

The Company anticipates capital expenditures in 2003 of approximately $10 million. The major planned projects include construction of a new manufacturing facility in Middlebury, Indiana at an estimated cost of $4.0 million. This facility will provide increased capacity for Class C motorized production. The Company also has plans to purchase a facility in Fitzgerald, Georgia to be used for towable production at an approximate cost of $2.0 million. This expansion will provide increased capacity and enable the Company to produce laminated towable products for the Southeast market. These products had previously been delivered from the Middlebury complex, incurring additional shipping costs. The Company is also beginning the construction of a new service facility at the RV dealership located in Colfax, North Carolina at an estimated cost of $1.25 million. This new facility will enable the Company to expand its service operations in the Southeast market. The balance of the planned capital expenditures for 2003 will be for purchase or replacement of machinery and equipment and transportation equipment to be used in the ordinary course of business.

PRINCIPAL CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company's future contractual obligations for agreements with initial terms greater than one year are summarized as follows (in thousands):

                                          Payment Period
                                          --------------

                        2003     2004     2005     2006    2007  Thereafter
                        ----     ----     ----     ----    ----  ----------

Long-term debt         $902.0   $894.9 $1,168.0 $1,165.0 $1,570.0 $5,299.6
Operating leases        239.0    116.5     65.9     55.5     42.5     21.2

The Company's additional borrowing capacity and additional commercial commitments, along with the expected expiration period of the commitment, is summarized as follows (in thousands):
                                                Amount of Commitment
                                   Total        Expiration Per Period
                                                ---------------------
                                  Amounts      Less Than   In Excess of
                                 Committed      One Year     One Year
                                 ---------      --------     --------

Lines and letters of credit      $30,000.0     $30,000.0      $  -
Guarantees                           895.8        -            895.8
Standby repurchase obligations   204,000.0     204,000.0         -

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

INVESTMENTS - The Company regularly reviews its investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in earnings. Management uses criteria such as the period of time that securities have been in an unrealized loss position, types of securities and their related industries, as well as published investment rating and analyst reports to evaluate their portfolio. Management considers the unrealized losses at December 31, 2002 to be temporary in nature.

IMPAIRMENT OF GOODWILL - INDEFINITE-LIVED INTANGIBLES - The Company evaluates the carrying amounts of goodwill and indefinite-lived intangible assets annually to determine if they may be impaired. If the carrying amounts of the assets are not recoverable based upon discounted cash flow analysis, they are reduced by the estimated shortfall of fair value compared to the recorded value. The Company completed the annually required valuation process and no impairment losses were recognized in 2002. However, should actual results or changes in future expectations differ from those projected by management, goodwill impairment may be required and may be material.

WARRANTY RESERVES - The Company offers to its customers a variety of warranties on its products ranging from 1 to 2 years in length and up to ten years on certain structural components. Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. Estimated costs are based upon past warranty claims and sales history and adjusted as required to reflect actual costs incurred, as information becomes available. Warranty expense totaled $16.6 million, $16.8 million and $15.5 million in 2002, 2001 and 2000, respectively. Accrued liabilities for warranty expense at December 31, 2002 and 2001 were $8.8 million and $8.4 million, respectively.

LITIGATION AND PRODUCT LIABILITY RESERVES - At December 31, 2002 the Company had reserves for numerous other loss exposures, such as product liability ($3.7 million) and litigation ($1.5 million)(see Note 12 of Notes to Consolidated Financial Statements). Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. The Company estimates losses under the programs using consistent and appropriate methods; however, changes in assumptions could materially affect the Company's recorded liabilities for loss.

NEW AND PENDING ACCOUNTING POLICIES

(See New Accounting Pronouncements in Note 1 of the Notes to Consolidated Financial Statements).

FORWARD-LOOKING STATEMENTS

This Annual Report contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management's expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, the potential fluctuations in the Company's operating results; the condition of the telecommunications industry which purchases modular structures; the availability and price of gasoline, which can impact the sale of recreational vehicles; availability of chassis, which are used in the production of many of the Company's recreational vehicle products; interest rates, which affect the affordability of the Company's products; changing government regulations, such as those covering accounting standards, environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability; legislation governing the relationships of the Company with its recreational vehicle dealers, which may affect the Company's options and liabilities in the event of a general economic downturn; the impact of economic uncertainty on high-cost discretionary product purchases, which can hinder the sales of recreational vehicles; the demand for commercial structures in the various industries that the modular housing and building segment serves; the ability of the housing and building segment to perform in new market segments where it has limited experience; and also on the state of the recreational vehicle and modular housing and building industries in the United States. Other factors affecting forward-looking statements include the cyclical and seasonal nature of the Company's businesses, adverse weather, changes in property taxes and energy costs, changes in federal income tax laws and federal mortgage financing programs, changes in public policy, competition in these industries, the Company's ability to maintain or increase gross margins which are critical to profitability whether there are or are not increased sales; the outbreak of war and other significant national and international events; and other risks and uncertainties. The foregoing list is not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. The Company did not utilize its credit facility in 2002. In 2001, the Company utilized its credit facility in connection with the acquisition of Kan Build and such borrowings were repaid within six months. Short-term borrowings were utilized in 2000 in connection with the Miller Building acquisition and were repaid within sixty days. Accordingly, changes in interest rates would primarily impact the Company's long-term debt. At December 31, 2002, the Company had $11.0 million of long-term debt, including current maturities. Long-term debt consists mainly of industrial development revenue bonds that have variable or floating rates. At December 31, 2002, the Company had $7.6 million invested in short-term and $4.5 million in long-term marketable securities. The Company's marketable securities consist of public utility preferred stocks which typically pay quarterly fixed rate dividends. These financial instruments are subject to market risk in that available energy supplies and changes in available interest rates would impact the market value of the preferred stocks. As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company utilizes U.S. Treasury bond future options as a protection against the impact of increases in interest rates on the fair value of the Company's investments in these fixed rate preferred stocks. Outstanding options are marked to market with market value changes recognized in current earnings. The U.S. Treasury bond futures options generally have terms ranging from 90 to 180 days. Based on the Company's overall interest rate exposure at December 31, 2002, including variable or floating rate debt and derivatives used to hedge the fair value of fixed rate preferred stocks, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of December 31, 2002, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS                                  PAGE
                                                               ----

Financial Statements:
   Report of Independent Auditors/Accountants                  24-25
   Consolidated Balance Sheets at December 31, 2002 and 2001    26
   Consolidated Statements of Operations
     for the years ended December 31, 2002, 2001 and 2000       27
   Consolidated Statements of Shareholders' Equity
     for the years ended December 31, 2002, 2001 and 2000       28
   Consolidated Statements of Cash Flows for the years
     ended December 31, 2002, 2001 and 2000                    29-30
   Notes to Consolidated Financial Statements                  31-53

   Financial Statement Schedule:
     II - Valuation and Qualifying Accounts for the years
       ended December 31, 2002, 2001 and 2000                   57

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Coachmen Industries, Inc.



We have audited the accompanying consolidated balance sheets of Coachmen Industries, Inc. (the Company) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coachmen Industries, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


                              /s/ Ernst & Young LLP

Grand Rapids, Michigan
January 30, 2003

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Coachmen Industries, Inc.:

In our opinion, the consolidated statements of operations, of shareholders' equity and of cash flows listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Coachmen Industries, Inc. and its subsidiaries for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2000 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

South Bend, Indiana
  February 2, 2001, except for the information in Note 5, for which the date is February 9, 2001, and Note 11, for which the date is February 12, 2001

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of December 31
(in thousands)

ASSETS
                                                 2002           2001
                                                 ----           ----
CURRENT ASSETS
  Cash and temporary cash investments          $ 16,549       $ 28,416
  Marketable securities                           7,641         12,180
  Trade receivables, less allowance for
   doubtful receivables 2002 - $861
   and 2001 - $972                               29,408         23,756
  Other receivables                               1,572          2,162
  Refundable income taxes                         2,878          2,241
  Inventories                                    85,010         80,477
  Prepaid expenses and other                      4,412          4,656
  Deferred income taxes                           6,885          7,319
                                               --------       --------
    Total current assets                        154,355        161,207

Property, plant and equipment, net               78,889         80,233
Goodwill                                         18,954         18,954
Cash value of life insurance, net of loans       33,155         13,454
Real estate held for sale                           276         11,129
Other                                             7,566          3,583
                                               --------       --------
    TOTAL ASSETS                               $293,195       $288,560
                                               ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable, trade                      $ 18,801       $ 18,944
  Accrued income taxes                            1,222            494
  Accrued expenses and other liabilities         39,856         38,846
  Current maturities of long-term debt              902            917
                                               --------       --------
    Total current liabilities                    60,781         59,201

Long-term debt                                   10,097         11,001
Deferred income taxes                             4,123          1,257
Other                                             8,768          8,461
                                               --------       --------
    Total liabilities                            83,769         79,920
                                               --------       --------

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000 shares; issued 2002 - 21,062
   shares and 2001 - 21,046 shares               91,283         91,072
  Additional paid-in capital                      6,133          5,755
  Accumulated other comprehensive income (loss)(    661)      (    931)
  Retained earnings                             169,054        162,646
  Treasury shares, at cost, 2002 - 5,395
    shares and 2001 - 5,110 shares             ( 56,383)      ( 49,902)
                                               --------       --------
    Total shareholders' equity                  209,426        208,640
                                               --------       --------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                     $293,195       $288,560
                                               ========       ========


See Notes to Consolidated Financial Statements.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31
(in thousands, except per share amounts)



                                            2002          2001         2000
                                            ----          ----         ----

Net sales                                 $665,192      $587,212     $728,018
Cost of sales                              565,973       503,767      631,609
                                          --------      --------     --------
    Gross profit                            99,219        83,445       96,409
                                          --------      --------     --------

Operating expenses:
  Delivery                                  30,324        31,354       31,898
  Selling                                   23,828        21,786       28,358
  General and administrative                32,046        34,794       33,637
                                          --------      --------     --------
                                            86,198        87,934       93,893
                                          --------      --------     --------
    Operating income (loss)                 13,021        (4,489)       2,516
                                          --------      --------     --------

Nonoperating (income) expense:
  Interest expense                           1,476         2,298        2,152
  Investment income                           (463)         (476)      (1,401)
  Gain on sale of properties, net           (2,343)         (303)        (891)
  Other (income) expense, net                 (645)          110         (231)
                                          --------      --------     --------
                                            (1,975)        1,629         (371)
                                          --------      --------     --------
    Income (loss) before income taxes       14,996        (6,118)       2,887

Income taxes (benefit)                       5,067        (2,167)         723
                                          --------      --------     --------
    Net income (loss)                     $  9,929      $ (3,951)    $  2,164
                                          ========      ========     ========




Earnings (loss) per common share:
    Basic                                 $    .62      $ (  .25)     $   .14
    Diluted                                    .62        (  .25)         .14

Shares used in the computation of
 earnings per common share:
    Basic                                   15,996        15,835       15,584
    Diluted                                 16,107        15,835       15,639



See Notes to Consolidated Financial Statements.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended December 31, 2002, 2001 and 2000
(in thousands, except per share amounts)

                                                                      Accumulated
                                                         Additional      Other                                             Total
                                      Common Shares       Paid-In    Comprehensive    Retained     Treasury Shares     Shareholders'
                                      -------------                                                ---------------
                                     Number     Amount     Capital     Income(Loss)   Earnings     Number    Amount        Equity
                                     ------     ------   ----------  --------------   --------     ------    ------    -------------

Balance at January 1, 2000           20,971    $90,405     $4,623        $ -          $170,716     (5,443)  $(52,098)    $213,646
  Net income                           -          -          -             -             2,164                  -           2,164
  Issuance of common shares upon
    the exercise of stock options
    net of tax benefit of $91            21        173       (217)         -              -           109        748          704
  Issuance of common shares under
    employee stock purchase plan         28        283       -             -              -          -          -             283
  Issuance of common shares from
    treasury                           -          -           200          -              -            17        109          309
  Conversion of stock options of
    acquired business to stock
    options of the Company             -          -           957          -              -           -         -             957
  Cash dividends of $.20 per
    common share                       -          -          -             -            (3,114)       -         -          (3,114)
                                    -------    -------     ------       -------       --------     ------   --------     --------

Balance at December 31, 2000         21,020     90,861      5,563          -           169,766     (5,317)   (51,241)     214,949
  Net loss                             -          -          -             -            (3,951)      -          -          (3,951)
  Net unrealized loss on securities
    net of tax benefit of $510         -          -          -             (931)          -          -          -            (931)
                                                                                                                         --------
  Total comprehensive loss                                                                                                 (4,882)
  Issuance of common shares upon
    the exercise of stock options
    net of tax benefit of $10          -          -          (258)         -                          176      1,414        1,156
  Issuance of common shares under
    employee stock purchase plan         26        211       -             -              -          -          -             211
  Issuance of common shares from
    treasury                           -          -           450          -              -            84        588        1,038
  Acquisition of common shares
    for treasury                       -          -          -             -              -           (53)      (663)        (663)
  Cash dividends of $.20 per
    common share                       -          -          -             -            (3,169)      -          -          (3,169)
                                    -------    -------     ------       -------       --------     ------   --------     --------

Balance at December 31, 2001         21,046     91,072      5,755          (931)       162,646     (5,110)   (49,902)     208,640
  Net income                           -          -          -             -             9,929       -          -           9,929
  Reduction in unrealized losses on
    securities net of taxes of $105    -          -          -              270           -          -          -             270
                                                                                                                         --------
  Total comprehensive income                                                                                               10,199
  Issuance of common shares upon
    the exercise of stock options
    net of tax benefit of $121         -          -          (222)         -              -           164      1,044          822
  Issuance of common shares under
    employee stock purchase plan         16        211       -             -              -          -          -             211
  Issuance of common shares from
    treasury                           -          -           600          -              -            58        332          932
  Acquisition of common shares
    for treasury                       -          -          -             -              -          (507)    (7,857)      (7,857)
  Cash dividends of $.22 per
    common share                       -          -          -             -            (3,521)      -          -          (3,521)
                                    -------    -------     ------       -------       --------     ------   --------     --------

Balance at December 31, 2002         21,062    $91,283     $6,133        $ (661)      $169,054     (5,395)  $(56,383)    $209,426
                                    =======    =======     ======       =======       ========     ======   ========     ========

See Notes to Consolidated Financial Statements.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31
(in thousands)


                                                      2002         2001         2000
                                                      ----         ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $  9,929     $ (3,951)    $  2,164
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation                                    9,927       10,890       10,941
      Amortization and write-off of
        intangibles                                    -           1,179          273
      Provision for doubtful receivables                183          379          435
      Provision for write-down of property to
        net realizable value                           -             869         -
      Net realized and unrealized losses on
        marketable securities and derivatives         1,048        1,759        1,112
      Gain on sale of properties, net of losses      (2,343)        (303)        (891)
      Increase in cash surrender value of
        life insurance policies                      (1,472)      (1,203)        (903)
      Deferred income taxes                           2,802       (1,035)      (1,758)
      Other                                           1,529          901          976
      Changes in certain assets and liabilities, net
        of effects of acquisitions and dispositions:
          Trade receivables                          (5,245)      14,572       14,631
          Inventories                                (4,533)      21,365       12,420
          Prepaid expenses and other                    244       (2,378)         955
          Accounts payable, trade                      (143)      (5,744)      (8,237)
          Income taxes - accrued and refundable          91        1,998         (942)
          Accrued expenses and other liabilities      1,010        1,996       (1,244)
                                                  ---------     --------     --------
              Net cash provided by
                operating activities                 13,027       41,294       29,932
                                                  ---------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of marketable securities       32,157       51,672      134,673
  Proceeds from sale of properties                   10,004        1,800        1,931
  Proceeds from sale of businesses                     -            -           4,826
  Proceeds from notes receivable                       -           3,244         -
  Investments in marketable securities              (31,756)     (47,752)    (121,972)
  Purchases of property and equipment                (5,283)      (4,719)      (8,222)
  Acquisitions of businesses, net of cash acquired     -          (7,707)     (34,351)
  Other                                                (294)        (922)      (1,898)
                                                  ---------     --------     --------
              Net cash provided by (used in)
                investing activities                  4,828       (4,384)     (25,013)
                                                  ---------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings                  -            -          30,000
  Payments of short-term borrowings                    -            -         (30,000)
  Proceeds from long-term debt                         -          13,500         -
  Payments of long-term debt                           (919)     (22,143)      (4,447)
  Repay borrowings against cash value of life
    insurance policies                              (18,458)        -            -
  Issuance of common shares under stock
    incentive plans                                     912        1,357          896
  Tax benefit from stock options exercised              121           10           91
  Cash dividends paid                                (3,521)      (3,169)      (3,114)
  Purchases of common shares for treasury            (7,857)        (663)        -
                                                  ---------     --------     --------
              Net cash used in
                financing activities                (29,722)     (11,108)      (6,574)
                                                  ---------     --------     --------


for the years ended December 31
(in thousands)



                                                      2002         2001         2000
                                                      ----         ----         ----
Increase (decrease) in cash and temporary cash
  investments                                       (11,867)      25,802       (1,655)

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of year                                  28,416        2,614        4,269
                                                   --------     --------     --------

  End of year                                      $ 16,549     $ 28,416     $  2,614
                                                   ========     ========     ========


Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest                                      $ 1,153     $  2,624     $  2,192
      Income taxes                                    4,626        1,480        3,770




See Notes to Consolidated Financial Statements.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.   NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

     NATURE OF OPERATIONS - Coachmen Industries, Inc. and its subsidiaries (the "Company") manufacture a full array of recreational vehicles and modular housing and buildings. Recreational vehicles are sold through a nationwide dealer network. The modular products (modular homes, townhouses and specialized structures) are sold to builders/dealers or directly to the end user for certain specialized modular structures.

     PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Coachmen Industries, Inc. and its subsidiaries, all of which are wholly or majority owned. In 2002, the Company formed a joint venture in which it owns a 94% interest. The venture's financial position, minority interest and operating results were not significant to the Company's consolidated financial statements. All material intercompany transactions have been eliminated.

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

     Noncash investing and financing activities are as follows:

                                                  2002        2001        2000
                                                  ----        ----        ----
     Issuance of common shares, at market
       value, in lieu of cash compensation $ 932 $ 1,038 $ 309 Liabilities assumed in business
       acquisitions                               -         12,728      21,926
     Liabilities assumed by buyers in the
       disposition of businesses                  -           -          1,141

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.   NATURE OF OPERATIONS AND ACCOUNTING POLICIES, CONTINUED.

     CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to credit risk consist primarily of cash and temporary cash investments and trade receivables.

     At December 31, 2002 and 2001, cash and temporary cash investments include $12.7 million and $23.6 million, respectively, invested in money market accounts and short-term bond funds.

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

     MARKETABLE SECURITIES - Marketable securities consist of public utility preferred stocks which pay quarterly cash dividends. The preferred stocks are part of a dividend capture program whereby preferred stocks are bought and held for the purpose of capturing the preferred dividend. The securities are available to be sold after exceeding the minimum 45 or 90-day holding period required for favorable tax treatment and the proceeds are reinvested again in preferred stocks. The Company's dividend capture program is designed to maximize dividend income which is 70% excludable from taxable income under the Internal Revenue Code and related state tax provisions. The Company accounts for its marketable securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Based on the Company's intent to invest in the securities at least through the minimum holding period, the Company's marketable securities at December 31, 2002 and 2001 are classified as available-for-sale and, accordingly, are carried at fair value with net unrealized appreciation (depreciation) recorded as a separate component of shareholders' equity. The cost of securities sold is determined by the specific identification method and are classified as both short-term marketable securities and long-term other assets, depending on the intended holding period.

     The cost, unrealized gains and losses, and market value of securities available for sale as of December 31, 2002 and 2001 are as follows:

                                                       2002          2001
                                                       ----          ----
           Cost                                      $12,101       $13,673
           Unrealized gains                              360           265
           Unrealized losses                          (1,460)       (1,758)
           Market value                               11,001        12,180

     The Company utilizes U.S. Treasury bond futures options as protection against the impact of increases in interest rates on the fair value of the Company's investments in marketable securities (fixed rate preferred stocks). The options are marked to market with market value changes recognized in the consolidated statements of operations in the period of change. At December 31, 2002 and 2001, the carrying amounts of U.S. Treasury bond futures options, which are derivative instruments, aggregated $11 and $35, respectively.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.   NATURE OF OPERATIONS AND ACCOUNTING POLICIES, CONTINUED.


     Investment income consists of the following for the years ended December
        31:

                                               2002         2001        2000
                                               ----         ----        ----

     Interest income                          $  818       $1,079      $  836
     Dividend income on
       preferred stocks                          839          646       1,677
     Net realized gains (losses) on
       sale of preferred stocks                 (920)      (1,252)       (189)
     Net realized gains (losses) on closed
       U.S. Treasury bond futures options       (240)          55        (821)
     Unrealized gains (losses) on open
       U.S. Treasury bond futures options        (34)         (52)       (102)
                                              ------       ------      ------
          Total                               $  463       $  476      $1,401
                                              ======       ======      ======


     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and temporary cash investments, receivables and accounts payable approximated fair value as of December 31, 2002 and 2001, because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of December 31, 2002 and 2001, based upon terms and conditions currently available to the Company in comparison to terms and conditions of the existing long-term debt. The Company has investments in life insurance contracts principally to fund obligations under deferred compensation agreements (see Note 9). At December 31, 2002, the carrying amount of life insurance policies, which equaled their fair value, was $33.1 million. At December 31, 2001, the carrying amount of these policies was $13.5 million ($31.0 million net of $17.5 million of policy loans). During 2002, to better utilize the Company's available cash, borrowings against these policies totaling $18.5 million were repaid.

     As required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company adopted the requirements of SFAS No. 133 effective January 1, 2001. SFAS No. 133, as amended by Statement No.'s. 137 and 138, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company utilizes U.S. Treasury bond futures options, which are derivative instruments, and changes in market value are recognized in current earnings.

     INVENTORIES - Inventories are valued at the lower of cost (first-in, first-out method) or market.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.   NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed by the straight- line method on the costs of the assets, at rates based on their estimated useful lives as follows: land improvements 3-15 years; buildings and improvements 10-30 years; machinery and equipment 3-10 years; transportation equipment 2-7 years; and office furniture and fixtures, including capitalized computer software, 2-10 years. Upon sale or retirement of property, plant and equipment, including real estate held for sale and rental properties, the asset cost and related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in earnings.

     EVALUATION OF IMPAIRMENT OF LONG-LIVED ASSETS - In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which revised the standard for accounting for goodwill and other intangible assets. Statement No. 142 requires that goodwill and indefinite lived identifiable intangible assets no longer be amortized, but be tested for impairment at least annually based on their estimated fair market values. Any impairment of goodwill must be recognized currently as a charge to earnings in the financial statements. The provisions for SFAS No. 142 became effective on January 1, 2002 and required full implementation of the impairment measurement provisions by December 31, 2002. The Company completed its initial impairment analysis under SFAS No. 142 in June 2002 and performed its annual impairment analysis as of October 31, 2002. Based on the estimated fair values of the Company's reporting units using a discounted cash flows valuation, no goodwill for any unit was evaluated as impaired. Effective January 1, 2002, the Company discontinued recording goodwill amortization expense. Application of the non-amortization provisions of Statement No. 142 in prior years is as follows:


                                                  2002         2001        2000
                                                  ----         ----        ----

     Reported net income (loss)                  $9,929      $(3,951)     $2,164
     Add back: Goodwill amortization, net
       of tax                                       -            762         205
                                                 ------      -------      ------

     Adjusted net income (loss)                  $9,929      $(3,189)     $2,369
                                                 ======      =======      ======

     Basic earnings (loss) per share:
     Reported basic net income (loss) per share  $  .62       $ (.25)     $  .14
     Goodwill amortization                          -            .05         .01
                                                 ------       ------      ------

     Adjusted basic earnings (loss) per share    $  .62       $ (.20)     $  .15
                                                 ======       ======      ======

     Diluted earnings (loss) per share:
     Reported diluted net income (loss) per share$  .62       $ (.25)     $  .14
     Goodwill amortization                          -            .05         .01
                                                 ------       ------      ------

     Adjusted diluted earnings (loss) per share  $  .62       $ (.20)     $  .15
                                                 ======       ======      ======


     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. The Company was required to adopt Statement No. 144 as of January 1, 2002.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.   NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

     The Company is actively marketing certain real property, which is no longer being used in the operations of the business. However, under the transition rules contained in SFAS No. 144, certain of these assets no longer qualified as assets held for sale at December 31, 2002. Under the definition contained in the statement, approximately $3.8 million of these assets were reclassified to assets held and used at that date and re-measured at the lower of their original carrying amount adjusted for depreciation had the asset been in continuous use or to its fair value. As a result, additional depreciation of $.2 million was recognized in 2002 to comply with the pronouncement. Assets classified as held for sale at December 31, 2002 are expected to be sold in 2003.

     The Company periodically reviews its long-lived assets and finite lived intangible assets for impairment and assesses whether significant events, changes in business circumstances or economic trends indicate that the carrying value of the assets may not be recoverable. An impairment loss, equal to the difference between carrying value and fair value, is recognized when the carrying amount of an asset exceeds the anticipated undiscounted future cash flows expected to result from use of the asset and its eventual disposal.

     INTANGIBLES - Prior to the adoption of SFAS No. 142 on January 1, 2002, intangibles, consisting principally of excess of cost over the fair value of net assets of businesses acquired ("goodwill"), had been amortized on a straight-line basis over 5 to 40 years.

     INCOME TAXES - The Company recognizes income tax expense in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are established for the expected future tax consequences of events that have been included in the financial statements or tax returns using enacted tax rates in effect for the years in which the differences are expected to reverse and is subject to ongoing assessment of realizability. Deferred income tax expense (benefit) represents the change in net deferred tax assets and liabilities during the year.

     RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses charged to operations were approximately $6,370, $6,583 and $5,959 for the years ended December 31, 2002, 2001 and 2000, respectively.

     WARRANTY EXPENSE - The Company offers to its customers a variety of warranties on its products ranging from 1 to 2 years in length and up to ten years on certain structural components. Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. Estimated costs are based upon past warranty claims and sales history and adjusted as required to reflect actual costs incurred, as information becomes available. Warranty expense totaled $16.6 million, $16.8 million and $15.5 million in 2002, 2001 and 2000, respectively

     Changes in the Company's warranty liability during the year ended December 31, 2002 were as follows:

          Balance of accrued warranty at January 1, 2002         $8,391

          Warranties issued during the period and
           changes in liability for pre-existing warranties      16,575

          Cash settlements made during the period               (16,170)
                                                                 ------

          Balance of accrued warranty at December 31, 2002       $8,796
                                                                 ======

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.   NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

     STOCK-BASED COMPENSATION - The Company has stock option plans and an employee stock purchase plan, which are described more fully in Note 8. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net earnings for these plans, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

     Had the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income (loss) and net income (loss) per share would have been:

                                              2002          2001          2000
                                              ----          ----          -----

      Net income (loss), as reported         $9,929       $(3,951)       $2,164
      Deduct total stock-based employee
       compensation expense determined under
       fair value based method for all awards,
       net of taxes                            (517)         (690)         (576)
                                             ------       -------        ------

      Pro forma net income (loss)            $9,412       $(4,641)       $1,588
                                             ======       =======        ======


      Earnings per share:

        Basic - as reported                     .62          (.25)          .14
        Basic - pro forma                       .59          (.29)          .10


        Diluted - as reported                   .62          (.25)          .14
        Diluted - pro forma                     .58          (.29)          .10

     The pro forma amounts and the weighted-average grant-date fair-value of options granted were estimated using the Black-Scholes option-pricing model with the following assumptions:
                                           2002          2001          2000
                                           ----          ----          ----

      Risk free interest rate              3.68%         4.33%         5.77%
      Expected life                       4.00 years    4.00 years    2.75 years
      Expected volatility                  48.6%         47.7%         46.6%
      Expected dividends                    1.4%          1.9%          1.7%


     VOLUME-BASED SALES AND DEALER INCENTIVES - The Company nets certain volume-based sales rebates against sales revenue. Effective as of January 1, 2002 the Company adopted EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," which required the Company to net against sales or classify as cost of sales certain costs that had previously been classified as selling or delivery expenses. These costs included interest reimbursement expenses, freight subsidies and certain rebates that were not volume-based. The amount of sales incentives reclassified to net sales was $6.7 million and $6.6 million in fiscal years 2001 and 2000, respectively. The adoption of the new EITF pronouncement had no impact on net income.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.   NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

     SHIPPING AND HANDLING COSTS - The Company records freight billed to customers as sales. Costs incurred related to shipping and handling of products are reported as delivery expense in operating expenses.

     NEW ACCOUNTING PRONOUNCEMENTS - In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 addresses the timing of recognition and related measurement of the costs of one-time termination benefits. Statement No. 146 is effective for exit activities initiated after December 31, 2002.

     FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," changes current practice in accounting for, and disclosure of, guarantees. Interpretation No. 45 will require certain guarantees to be recorded as liabilities at fair value on the Company's balance sheet. Current practice requires that liabilities related to guarantees be recorded only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, "Accounting for Contingencies." Interpretation No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The disclosure requirements of Interpretation No. 45 are effective immediately and are included in Note 12. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has not yet determined what effect, if any, the new recognition and measurement provisions will have on the Company's future financial results.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." Statement No. 148 amends Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require disclosure in interim financial statements regarding the method used on reported results. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that requires this accounting.

     In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) value to the customer on a stand alone basis, (2) there is objective and reliable evidence of the fair value of the undelivered items and (3) the arrangement includes a general right of return, where delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor. Arrangement consideration should be allocated among the separate deliverables based on their relative fair values. The accounting for revenue arrangements under EITF 00-21 is applicable for all new agreements entered into in fiscal periods beginning after June 15, 2003. The Company has not yet determined what effect, if any, the new recognition and measurement provisions will have on the Company's future financial results.

     RECLASSIFICATIONS - Certain reclassifications have been made in the fiscal 2001 and fiscal 2000 consolidated financial statements to conform to the presentation used in fiscal 2002.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


2.   SEGMENT INFORMATION.

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's two reportable segments are recreational vehicles, including related parts and supplies, and modular housing and building. The Company evaluates the performance of its segments and allocates resources to them based on performance. The accounting policies of the segments are the same as those described in Note 1 and there are no inter-segment revenues. Differences between reported segment amounts and corresponding consolidated totals represent corporate income or expenses for administrative functions and income, costs or expenses relating to property and equipment that are not allocated to segments.

     The table below presents information about segments, including product class information within the recreational vehicle segment, used by the chief operating decision maker of the Company for the years ended December 31:

                                             2002          2001          2000
                                             ----          ----          ----
    Net sales:
      Recreational vehicles
         Motorhomes                        $272,525      $209,488      $334,571
         Travel trailers
           and fifth wheels                 122,200        98,582       146,558
         Camping trailers                    21,988        17,656        24,208
         Truck campers                           11           632         1,816
         Parts and supplies                  18,824        18,287        35,908
                                           --------      --------      --------
          Total recreational vehicles       435,548       344,645       543,061

      Modular housing and building          229,644       242,567       184,957
                                           --------      --------      --------

          Consolidated total               $665,192      $587,212      $728,018
                                           ========      ========      ========

    Pretax income (loss):
         Recreational vehicles             $  1,903      $(11,631)     $ (4,967)
         Modular housing and building        10,058        15,466        11,866
         Other reconciling items              3,035        (9,953)       (4,012)
                                           --------      --------      --------

          Consolidated total               $ 14,996      $ (6,118)     $  2,887
                                           ========      ========      ========

    Total assets:
         Recreational vehicles             $ 93,571      $ 88,629      $139,383
         Modular housing and building        97,765        97,578       100,340
         Other reconciling items            101,859       102,353        56,723
                                           --------      --------      --------

          Consolidated total               $293,195      $288,560      $296,446
                                           ========      ========      ========

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


2.   SEGMENT INFORMATION, continued.

     The following specified amounts are included in the measure of segment pretax income or loss reviewed by the chief operating decision maker:

                                             2002          2001          2000
                                             ----          ----          ----
     Interest expense:
         Recreational vehicles             $    299      $    209      $    142
         Modular housing and building           528           910           393
         Other reconciling items                649         1,179         1,617
                                           --------      --------      --------

           Consolidated total              $  1,476      $  2,298      $  2,152
                                           ========      ========      ========

     Depreciation:
         Recreational vehicles             $  2,737      $  3,643      $  4,662
         Modular housing and building         4,400         4,546         3,568
         Other reconciling items              2,790         2,701         2,711
                                           --------      --------      --------

           Consolidated total              $  9,927      $ 10,890      $ 10,941
                                           ========      ========      ========

     Certain segment amounts previously reported in 2001 and 2000 have been reclassified to conform with the presentation used in 2002.


3.   INVENTORIES.

     Inventories consist of the following:
                                                      2002         2001
                                                      ----         ----

      Raw materials                                $ 28,432      $ 24,224
      Work in process                                11,054         7,866
      Finished goods                                 45,524        48,387
                                                   --------      --------

        Total                                      $ 85,010      $ 80,477
                                                   ========      ========


4.   PROPERTY, PLANT AND EQUIPMENT.

       Property, plant and equipment consists of the following:

                                                      2002          2001
                                                      ----          ----

      Land and improvements                        $ 17,240      $ 14,103
      Buildings and improvements                     71,352        68,980
      Machinery and equipment                        27,337        25,307
      Transportation equipment                       13,829        14,223
      Office furniture and fixtures                  18,681        18,427
                                                   --------      --------

        Total                                       148,439       141,040
      Less, accumulated depreciation                 69,550        60,807
                                                   --------      --------

        Property, plant and equipment, net         $ 78,889      $ 80,233
                                                   ========      ========

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


5.    SHORT-TERM BORROWINGS.

      The Company maintains an Amended and Restated Revolving Credit Facility that provides a secured line of credit aggregating $30 million through June 30, 2003. This agreement was amended on November 5, 2001 to modify available borrowings to $30 million from $50 million, to provide certain collateral to the bank and to modify certain financial covenants to reflect current business conditions. As of December 31, 2002 and December 31, 2001, there were no borrowings outstanding under the Credit Facility. Borrowings under the Credit Facility bear interest equal to: (i) a eurodollar rate plus an applicable margin of 2.0%, or (ii) a floating rate, for any day, equal to the greater of the prime rate or the federal funds effective rate. The Company is also required to pay a facility fee of .5% per annum. The Credit Facility is secured by the accounts receivable and inventory of material subsidiaries.

      The Credit Facility also contains customary affirmative and negative covenants including financial covenants requiring the maintenance of a specified consolidated current ratio, fixed charge coverage ratio, leverage ratio and a required minimum net worth. At December 31, 2002 the Company was in compliance with all related covenants.


6.    LONG-TERM DEBT.

      Long-term debt consists of the following:
                                                           2002         2001
                                                           ----         ----
      Obligations under industrial development
      revenue bonds, variable rates (effective
      weighted average interest rates of 1.7%
      and 1.9% at December 31, 2002 and 2001,
      respectively), with various maturities
      through 2015                                       $10,930      $11,795
      Obligations under Community Development Block
      Grants, fixed rates of 3.5% and 4.5% with
      various maturities through 2005                         69          123
                                                         -------       ------

        Subtotal                                          10,999       11,918

      Less, current maturities of long-term debt             902          917
                                                         -------      -------

        Long-term debt                                   $10,097      $11,001
                                                         =======      =======

      Principal maturities of long-term debt during the four fiscal years succeeding 2003 are as follows: 2004 - $895; 2005 - $1,168; 2006 - $1,165 and 2007 - $1,570.

      In connection with the industrial development revenue bond obligations, the Company obtained, as a credit enhancement for the bondholders, irrevocable letters of credit in favor of the bond trustees. Under the industrial revenue bond for the Mod-U-Kraf Homes' manufacturing facility in Virginia, the issuer of the letter of credit holds a first lien and security interest on that facility. The agreements relating to these letters of credit contain, among other provisions, certain covenants relating to required amounts of working capital and net worth and the maintenance of certain required financial ratios. At December 31, 2002, the Company was in compliance with all related covenants. Community Development Block Grants payable to the City of Osage City, Kansas aggregating $69 were obtained as part of the Kan Build acquisition and are payable in monthly installments through 2005.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


7.     ACCRUED EXPENSES AND OTHER LIABILITIES.

       Accrued expenses and other liabilities at year-end consist of the following:
                                                             2002         2001
                                                             ----         ----

        Wages, salaries, bonuses and commissions           $ 5,661      $ 3,860
        Dealer incentives, including volume bonuses,
          dealer trips, interest reimbursement,
          co-op advertising and other rebates                4,368        4,443
        Warranty                                             8,796        8,391
        Insurance-products and general liability,
          workers compensation, group health and other       7,434        7,148
        Customer deposits and unearned revenues              5,598        7,318
        Other current liabilities                            7,999        7,686
                                                           -------      -------

        Total                                              $39,856      $38,846
                                                           =======      =======

      Certain dealer incentives, including volume bonuses, interest reimbursement and other rebates are accounted for as a reduction of revenue in accordance with EITF 00-22 and EITF 01-09 (see Note 1 regarding volume-based sales and dealer incentives).


8.    COMMON STOCK MATTERS AND EARNINGS PER SHARE.

      STOCK OPTION PLAN

      The Company has stock option plans, including the 2000 Omnibus Stock Incentive Program (the "2000 Plan") which was approved by the shareholders on May 4, 2000. The 2000 Plan provides for an additional one million common shares to be reserved for grants under the Company's stock option and award plans. The Company's stock option plan provides for the granting of options to directors, officers and eligible key employees to purchase common shares. The 2000 Plan permits the issuance of either incentive stock options or nonqualified stock options. Stock Appreciation Rights ("SARs") may be granted in tandem with stock options or independently of and without relation to options. There were no SARs outstanding at December 31, 2002. The option price for incentive stock options shall be an amount of not less than 100% of the fair market value per share on the date of grant and the option price for nonqualified stock options shall be an amount of not less than 90% of the fair market value per share on the date the option is granted. No such options may be exercised during the first year after grant, and are exercisable cumulatively in four installments of 25% each year thereafter. Options have terms ranging from five to ten years.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


8.   COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.


     The following table summarizes stock option activity:

                                                                      Weighted-
                                                                       Average
                                                   Number             Exercise
                                                  of Shares             Price
                                                  ---------             -----

     Outstanding, January 1, 2000                     866              $18.94
       Granted                                        804                7.79
       Canceled                                      (152)              18.78
       Exercised                                     (130)               4.72
                                                    -----

     Outstanding, December 31, 2000                 1,388               13.83
       Granted                                         72               11.81
       Canceled                                      (268)              16.43
       Exercised                                     (176)               7.18
                                                    -----

     Outstanding, December 31, 2001                 1,016               13.84
       Granted                                        102               16.69
       Canceled                                      (135)              19.37
       Exercised                                     (267)               8.37
                                                    -----

     Outstanding, December 31, 2002                   716               15.74
                                                    =====


      The granted options in 2000 included 508 options granted to holders of options to acquire shares of an acquired business, Miller Building Systems, Inc. (see Note 11). The weighted average exercise price of these converted options was $6.59 per share and such options were vested and exercisable at the date of conversion.

      Options outstanding at December 31, 2002 are exercisable at prices ranging from $4.05 to $24.88 per share and have a weighted average remaining contractual life of 5.0 years. The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:


                                   Options Outstanding                  Options Exercisable
                                   -------------------                  -------------------
                                        Weighted-
                           Number        Average      Weighted-      Number        Weighted-
                       Outstanding at   Remaining      Average    Exercisable at    Average
           Range of      December 31,   Contractual   Exercise     December 31,     Exercise
        Exercise Price       2002          Life         Price         2002           Price
        --------------       ----          ----         -----         ----           -----

        $4.05 - $12.00        321          7.6         $10.06          151            $8.26
        12.01 -  17.00        177          5.5          15.49           66            14.49
        17.01 -  22.00         18          4.9          18.80            8            18.92
        22.01 -  24.88        200          0.7          24.78          170            24.76
                            -----                                    -----
                              716                                      395
                            =====                                    =====

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


8.   COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.

     At December 31, 2001 and 2000 there were exercisable options to purchase 640 and 757 shares, respectively, at weighted-average exercise prices of $13.50 and $12.33, respectively. The weighted-average grant-date fair value of options granted during the years ended December 31, 2002, 2001 and 2000 were $6.31, $4.33 and $3.11, respectively. As of December 31, 2002, 1,119 shares were reserved for the granting of future stock options and awards, compared with 1,128 shares at December 31, 2001. The shares available for the granting of future stock options as of December 31, 2000 was revised upward to include the outstanding options exchanged as part of the Miller Building acquisition. Per the adjustment provisions of the 2000 Omnibus Stock Incentive Program, when outstanding employee stock options have been assumed in the acquisition of another corporation or business entity, the aggregate number of shares of Common Stock available for benefits under the Plan shall be increased accordingly.

     STOCK AWARD PROGRAMS

     On October 19, 1998, the Board of Directors approved a Stock Award Program which provides for the awarding to key employees of up to 109 shares of common stock from shares reserved under the Company's stock option plan. On December 1, 1998, the Company awarded 64 shares to certain employees, subject to the terms, conditions and restrictions of the award program. For the year ended December 31, 2000, no shares were awarded, 12.0 shares were issued and 7.6 awarded shares were canceled. During the year ended December 31, 2001, no shares were awarded, 9.0 shares were issued and 5.5 awarded shares were canceled. During the year ended December 31, 2002, no shares were awarded, 8.8 shares were issued and .3 shares were canceled. The shares under the stock awards were issuable in four annual installments of 25% beginning one year from the date of grant. The Company recognizes compensation expense over the term of the awards and compensation expense of $196, $201 and $263 was recognized for the years ended December 31, 2002, 2001 and 2000, respectively.

     The 2000 Plan also permits the granting of restricted and unrestricted stock awards to the Company's key employees and non-employee directors. In accordance with the provisions of the 2000 Plan, the Board of Directors may grant shares of stock to eligible participants for services to the Company. Restricted shares vest over a period of time as determined by the Board of Directors and are granted at no cost to the recipient. For restricted shares, compensation expense is recognized by the Company over the vesting period at an amount equal to the fair market value of the shares on the grant date. Compensation expense for discretionary unrestricted stock awards is recognized at date of grant. There were 4.6, 15.1 and 4.2 restricted stock awards granted at a weighted average per share grant date fair value of $18.68, $11.48 and $14.34 in 2002, 2001 and 2000, respectively. Compensation expense of $134.0, $64.5 and $13.7 was recognized in the years ended December 31, 2002, 2001 and 2000, respectively.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


8.   COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.

     STOCK PURCHASE PLAN

     The Company has an employee stock purchase plan under which a total of 455 shares of the Company's common stock are reserved for purchase by full-time employees through weekly payroll deductions. Shares of the Company's common stock are purchased quarterly by the employees at a price equal to the lesser of 90% of the market price at the beginning or end or the quarter. As of December 31, 2002, there were 224 employees actively participating in the plan. Since its inception, a total of 345 shares have been purchased by employees under the plan. The Company sold to employees 16.5, 26.2 and 27.8 shares at weighted fair values of $12.77, $8.08 and $10.21 in 2002, 2001 and 2000, respectively. Certain restrictions in the plan limit the amount of payroll deductions an employee may make in any one quarter. There are also limitations as to the amount of ownership in the Company an employee may acquire under the plan.

     EARNINGS PER SHARE

     Basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and awards and shares held in deferred compensation plans. Basic and diluted earnings per share were calculated as follows:

                                                2002         2001         2000
                                                ----         ----         ----
     Numerator:
      Net income (loss) available
       to common stockholders                 $ 9,929      $(3,951)     $ 2,164

     Denominator:
      Number of shares outstanding, end of period:
       Common stock                            15,667       15,936       15,703
       Effect of weighted average shares
        outstanding during period                 329         (101)        (119)
                                               ------       ------       ------
      Weighted average number of common
       shares used in basic EPS                15,996       15,835       15,584
      Effect of dilutive securities
       Stock options and awards                   101          -             55
       Deferred compensation plans                 10          -            -
                                               ------       ------       ------
      Weighted average number of common
       shares used in diluted EPS              16,107       15,835       15,639
                                               ======       ======       ======



     As the Company reported a net loss for the year ended December 31, 2001, 104 common stock equivalents related to stock options did not enter into the computation of diluted earnings per share because their inclusion would have been antidilutive.

     For the years ended December 31, 2002, 2001 and 2000, 305, 499 and 620 shares, respectively, of outstanding stock options were not included in the computation of diluted earnings per share because their exercise price was greater than the average market prices for the periods and their inclusion would have been antidilutive.

     The sum of quarterly earnings per share may not equal year-to-date earnings per share due to rounding and changes in diluted potential common shares.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


8.   COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.

     SHAREHOLDER RIGHTS PLAN

     On October 21, 1999, the Company's Board of Directors adopted a new shareholder rights plan to replace an existing rights plan that was due to expire on February 15, 2000. The new rights plan, which became effective January 12, 2000 (the "Record Date"), provides for a dividend distribution of one common share purchase right (the "Rights") for each outstanding common share to each shareholder of record on the Record Date. The Rights will be represented by common share certificates and will not be exercisable or transferable apart from the common shares until the earlier to occur of (i) ten (10) business days following a public announcement that a person or group of persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding common shares or (ii) ten (10) business days following the commencement of (or announcement of an intention to make) a tender offer or exchange offer if, upon consummation thereof, such an Acquiring Person would be the beneficial owner of 20% or more of the outstanding common shares. Upon the occurrence of the certain events and after the Rights become exercisable, each right would entitle the rightholder (other than the Acquiring Person) to purchase one fully paid and nonaccessable common share of the Company at a purchase price of $75 per share, subject to anti-dilutive adjustments. The Rights are nonvoting and expire February 1, 2010. At any time prior to a person or a group of persons becoming an Acquiring Person, the Company's Board of Directors may redeem the Rights in whole, but not in part, at a purchase price $.01 per Right.


9.   COMPENSATION AND BENEFIT PLANS.

     INCENTIVE COMPENSATION

     The Company has incentive compensation plans for its officers and other key management personnel. The amounts charged to expense for the years ended December 31, 2002, 2001 and 2000 aggregated $2,959, $1,665 and $1,085, respectively.

     DEFERRED COMPENSATION

     The Company has established a deferred compensation plan for executives and other key employees. The plan provides for benefit payments upon termination of employment, retirement, disability, or death. The Company recognizes the cost of this plan over the projected service lives of the participating employees based on the present value of the estimated future payments to be made. The plan is funded by insurance contracts on the lives of the participants. At December 31, 2002, the carrying amount of these policies, which equaled their fair value, was $32.8 million. At December 31, 2001, the carrying amount of these policies was $13.5 million ($31.0 million net of $17.5 million of policy loans). The deferred compensation obligations, which aggregated $7,231 and $7,054 at December 31, 2002 and 2001, respectively, are included in other non-current liabilities, with the current portion ($312 and $302 at December 31, 2002 and 2001, respectively) included in other current liabilities.

     In connection with the two business acquisitions in 2000 (see Note 11), the Company assumed obligations under existing deferred compensation agreements. The liabilities recognized in the consolidated balance sheets aggregated $1,109 and $1,268 at December 31, 2002 and 2001, respectively. As part of these acquisitions, the Company assumed ownership of life insurance contracts and trust accounts established for the benefit of participating executives. Such assets, which are valued at fair value, aggregated $680 and $722 at December 31, 2002 and 2001, respectively.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


9.   COMPENSATION AND BENEFIT PLANS, Continued.

     SUPPLEMENTAL DEFERRED COMPENSATION

     During 2002, the Company revised its supplemental deferred compensation plan (Mirror Plan) for key employees as a result of the resignation of the plan administrator. The plan had been established in 2001 as determined by the Board of Directors. The plan, as originated, allowed participants to defer compensation only after they had deferred the maximum allowable amount under the Company's 401(k) Plan. The participants directed the Company to invest funds in mutual fund investments and the Company's stock. The Company matched a certain level of participant contributions in cash and Company stock. The matching contributions vested over a five year period. Participant benefits were limited to the value of the vested benefits held on their behalf. Under the revised plan, all elements of the previous plan remain the same except that the investments are no longer funded directly, including the matching contributions and investments in Company stock. Instead, the performance of investments in mutual funds and Company stock as directed by the participant are tracked by the plan administrator and a liability is recorded by the Corporation to the participants based on the performance of the phantom investments.

     The Company in 2002 also revised its supplemental deferred compensation plan (SERP Plan) for certain key executive management as a result of the resignation of the plan administrator. The plan had been established in 2001 as determined by the Board of Directors. This plan, as originated, allowed participants to defer compensation without regard to participation in the Company's 401(k) plan. The participants directed the Company to invest funds in mutual fund investments and the Company's stock. The Company matched a certain level of participant contributions in cash and Company stock. The matching contributions vested after a five year period. Participant benefits were limited to the value of the vested benefits held on their behalf. Under the revised plan, all elements of the previous plan remain the same except that the investments are no longer funded directly, including the matching contributions and investments in Company stock. Instead, the performance of investments in mutual funds and Company stock as directed by the participant are tracked by the plan administrator and a liability is recorded by the Corporation to the participants based on the performance of the phantom investments.

     Liabilities recorded on the consolidated balance sheets related to these plans as of December 31, 2002 and 2001 are $800 and $414, respectively.

     EMPLOYEE BENEFIT PLANS

     Effective January 1, 2000, the Company established a retirement plan (the "Plan"), under Section 401(k) of the Internal Revenue Code that covers all eligible employees. The Plan is a defined contribution plan and allows employees to make voluntary contributions up to 20% of annual compensation. Under the Plan, the Company may make discretionary matching contributions up to 6% of participants' compensation. Expense under the Plan aggregated $1,296, $1,317 and $1,434 for the years ended December 31, 2002, 2001 and
     2000, respectively.

Coachmen Industries, Inc. and Subsidiaries

(in thousands, except per share amounts)


10. INCOME TAXES.

    Income taxes (benefit) are summarized as follows for the year ended December 31:

                                             2002         2001         2000
                                             ----         ----         ----
      Federal:
        Current                            $ 1,895      $(1,170)     $ 1,695
        Deferred                             2,581         (906)      (1,564)
                                           -------      -------      -------

                                             4,476       (2,076)         131
                                           -------      -------      -------

      State:
        Current                                370           38          786
        Deferred                               221         (129)        (194)
                                           -------      -------      -------

                                               591          (91)         592
                                           -------      -------      -------

          Total                            $ 5,067      $(2,167)     $   723
                                           =======      =======      =======


    The following is a reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate (34% in 2002 and 2000 and 35% in 2001) to the reported provision (benefit) for income taxes:

                                             2002         2001         2000
                                             ----         ----         ----
    Computed federal income tax (benefit)
      at federal statutory rate            $ 5,099      $(2,141)     $   982
    Changes resulting from:
      Increase in cash surrender
        value of life insurance
        contracts                             (389)        (444)        (233)
      State income taxes, net of
        federal income tax benefit             310           -           391
      Preferred stock dividend
        exclusion                             (199)        (158)        (399)
      Goodwill amortization                     -           306           40
      Extraterritorial income exclusion/
        Foreign Sales Corporation
        subject to lower tax rate              (34)        (148)        (391)
      Settlement of IRS tax
        examinations                            -            -           216
      Other, net                               280          418          117
                                           -------      -------      -------

          Total                            $ 5,067      $(2,167)     $   723
                                           =======      =======      =======

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


10. INCOME TAXES, Continued.

The components of the net deferred tax assets (liabilities) are as follows:

                                                         2002            2001
                                                         ----            ----

         Current deferred tax asset:
           Accrued warranty expense                    $ 3,369         $ 3,357
           Inventories                                     483             589
           Receivables                                     327             366
           Other                                         2,706           3,007
                                                       -------         -------

               Net current deferred
                 tax asset                             $ 6,885         $ 7,319
                                                       =======         =======

         Noncurrent deferred tax asset (liability):
           Deferred compensation                       $ 2,731         $ 2,822
           Property and equipment and other
             real estate                                (5,070)         (4,947)
           Intangible assets                            (2,165)           (851)
           Other                                           381           1,719
                                                       -------         -------

               Net noncurrent deferred
                 tax liability                         $(4,123)        $(1,257)
                                                       =======         =======


11.   ACQUISITIONS AND DISPOSITIONS.


      ACQUISITIONS

      On February 12, 2001, the Company acquired all of the issued and outstanding shares of capital stock of Kan Build, Inc. ("Kan Build"), a manufacturer of modular buildings. The purchase price aggregated $21.6 million and consisted of $8.9 million cash paid at closing and the assumption of $12.7 million of liabilities. The excess of purchase price over fair value of assets acquired ("goodwill") approximated $4.1 million. The acquisition was accounted for as a purchase and the operating results of Kan Build are included in the Company's consolidated financial statements from the date of acquisition. Prior to 2002, goodwill was being amortized on a straight-line basis over 20 years.


      Effective June 30, 2000, the Company acquired all of the issued and outstanding capital stock of Mod-U-Kraf Homes, Inc. ("Mod-U-Kraf"), a manufacturer of modular housing, located in Virginia. The purchase price aggregated $15.1 million and consisted of $9.7 million of cash paid at closing and the assumption of $5.4 million of liabilities. The excess of
      purchase   price   over  fair  value  of  assets  acquired   ("goodwill"),
      approximated $1.5 million. Prior to 2002, goodwill was being amortized on a straight-line basis over 20 years.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


11.   ACQUISITIONS AND DISPOSITIONS, Continued.

      On October 31, 2000, the Company acquired all of the issued and outstanding capital stock of Miller Building Systems, Inc. ("Miller Building"). Miller Building designs, manufactures and markets factory-built buildings for use as commercial modular buildings and telecommunication shelters. The purchase price aggregated $43.8 million and consisted of $27.3 million of cash paid at closing and the assumption of $16.5 million of liabilities. In addition to the cash purchase price and assumption of liabilities, the Company assumed Miller Building's obligations under its stock option plan by converting options to acquire Miller Building common shares into options to acquire a like number of common shares of the Company for an adjusted exercise price. The difference between per share fair value of the Company's common shares less adjusted exercise price represented additional purchase price and was accounted for as a credit to additional paid-in capital. The excess of purchase price over fair value of assets acquired ("goodwill") approximated $9.1 million. Prior to 2002, goodwill was being amortized on a straight-line basis over 20 years.

      The acquisitions of Mod-U-Kraf Homes and Miller Building were accounted for as a purchase and the operating results of the acquired businesses have been included in the Company's consolidated financial statements from the respective dates of acquisition.

      Unaudited pro forma financial information as if these acquisitions had occurred at the beginning of each period is as follows:

                                                      2001         2000
                                                      ----         ----

          Net sales                                 $590,734     $830,771
          Net income (loss)                           (3,922)       4,092
          Earnings (loss) per share:
             Basic                                  $   (.25)    $    .26
             Diluted                                    (.25)         .26


      DISPOSITIONS

      During the year ended December 31, 2000, the Company disposed of certain business operations within its recreational vehicle segment.

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

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


11.   ACQUISITIONS AND DISPOSITIONS, Continued.

      Net sales and pretax losses in 2000 (including gains and losses on sale, disposal or liquidation) of these business operations were $50,355 and $(5,195), respectively.


12.   COMMITMENTS AND CONTINGENCIES.

      LEASE COMMITMENTS

      The Company leases various manufacturing and office facilities under non-cancelable agreements which expire at various dates through March 2008. Several of the leases contain renewal options and options to purchase and require the payment of property taxes, normal maintenance and insurance on the properties. Certain office and delivery equipment is also leased under various non-cancelable agreements. The above described leases are accounted for as operating leases.

      Future minimum annual lease commitments at December 31, 2002 aggregated $541 and are payable as follows: 2003 - $239; 2004 - $116; 2005 - $66;
      2006 - $56; 2007 - $43 and $21 thereafter. Total rental expense for the years ended December 31, 2002, 2001 and 2000 aggregated $1,118, $1,269 and $850, respectively.

      OBLIGATION TO PURCHASE CONSIGNED INVENTORIES

      The Company obtains vehicle chassis for its recreational and specialized vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until either assigned to a unit in the production process or 90 days have passed. At the earlier of these dates, the Company is obligated to purchase the chassis and it is recorded as inventory. At December 31, 2002 and 2001, chassis inventory, accounted for as consigned inventory, approximated $14.6 million and $16.4 million, respectively.

      CORPORATE GUARANTEES

      The Company was contingently liable under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $.9 million at December 31, 2002, $3.1 million at December 31, 2001 and $15.1 million at December 31, 2000.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


12.   COMMITMENTS AND CONTINGENCIES, Continued.

      Repurchase Agreements

      The Company is contingently liable to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financial institution in the event that they have repossessed them upon a dealer's default. Products repurchased from dealers under these agreements are accounted for as a reduction in revenue at the time of repurchase. Although the estimated contingent liability approximates $204 million at December 31, 2002 ($164 million at December 31, 2001), the risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. As market conditions deteriorated in the latter half of 2000, the Company experienced losses under these agreements and, accordingly, established a reserve for estimated losses under repurchase agreements. Accordingly, the Company is recording an accrual for estimated losses under repurchase agreements at December 31, 2002 and 2001 of $.4 million and $1.2 million, respectively. Due to lower than anticipated level of losses from repossessions in 2002 resulting from improved market conditions within the recreational vehicle industry, the Company has reduced its estimate of anticipated losses. The favorable change in estimate exceeded actual losses incurred by $.3 million for the year ended December 31, 2002. This compares to losses of $.7 million and $2.0 million for the years ended December 31, 2001 and 2000, respectively.

      SHARE REPURCHASE PROGRAMS

      As of December 31, 2002 the Board of Directors has authorized the repurchase of shares of the Company's common stock. Under the repurchase program, common shares are purchased from time to time, depending on market conditions and other factors, on the open market or through privately negotiated transactions. The Company repurchased 507 and 53 shares during 2002 and 2001. No shares were repurchased during 2000. As of December 31, 2002, the Company has authorization to repurchase up to 365 additional common shares.

      SELF-INSURANCE

      The Company is self-insured for a portion of its product liability and certain other liability exposures. Depending on the nature of the claim and the date of occurrence, the Company's maximum exposure ranges from $250 to $500 per claim. The Company accrues an estimated liability based on various factors, including sales levels, insurance coverage and the amount of outstanding claims. Management believes the liability recorded (See Note 7) is adequate to cover the Company's self-insured risk.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


12.   COMMITMENTS AND CONTINGENCIES, Continued.

      CHANGE OF CONTROL AGREEMENTS

      On February 3, 2000, the Company entered into Change of Control Agreements with key executives. Under the terms of these agreements, in the event of a change in control of the Company, as defined, the Company would be obligated to pay these key executives for severance and other benefits. These agreements, as adjusted for subsequent changes in key personnel, aggregated obligations of approximately $12.9 million and $12.4 million based on salaries and benefits at December 31, 2002 and 2001, respectively. In addition, in the event of a change of control of the Company, all outstanding stock options and SARs shall become immediately exercisable and all stock awards shall immediately be deemed fully achieved.

      Also on February 3, 2000, the Company established a rabbi trust, which in the event of a change of control, as defined, will be funded to cover the Company's obligations under its deferred compensation plan (see Note 9).

      LITIGATION

      The Company is involved in various legal proceedings, most of which are ordinary disputes incidental to the industry and most of which are covered in whole or in part by insurance. Management believes that the ultimate outcome of these matters and any liabilities in excess of insurance coverage and self-insurance accruals will not have a material adverse impact on the Company's consolidated financial position, future business operations or cash flows.


13.   UNAUDITED INTERIM FINANCIAL INFORMATION.

      Certain selected unaudited quarterly financial information for the years ended December 31, 2002 and 2001 is as follows:

                                                  2002
                                              Quarter Ended
                               March 31     June 30    September 30  December 31
                               --------     -------    ------------  -----------

    Net sales                  $152,846    $170,725      $177,535     $164,086
    Gross profit                 18,270      26,299        29,445       25,205
    Net income (loss)              (590)      3,563         4,296        2,660
    Net income (loss) per
      common share:
        Basic                      (.04)        .22           .27          .17
        Diluted                    (.04)        .22           .27          .17


                                                  2001
                                              Quarter Ended
                               March 31     June 30    September 30  December 31
                               --------     -------    ------------  -----------

    Net sales                  $151,120    $160,303      $148,060     $127,729
    Gross profit                 14,229      25,861        24,548       18,807
    Net income (loss)            (4,940)      1,424         1,005       (1,440)
    Net income (loss) per
      common share:
        Basic                      (.31)        .09           .06         (.09)
        Diluted                    (.31)        .09           .06         (.09)

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


13.   UNAUDITED INTERIM FINANCIAL INFORMATION, continued.

      The fourth quarter of 2002 was adversely impacted by $455 of special charges related to closing a manufacturing facility located in New York that specialized in producing modular structures for the telecom industry. Equipment related to the production of these products was relocated to the Pennsylvania facility. Closing costs included reconditioning the abandoned leased facility and writing down finished goods to estimated realizable value.

      Also included in the fourth quarter of 2002 were gains of $747 from the sale of two previously closed Company-owned dealerships and a gain of $444 from the sale of the previously closed Oregon manufacturing facility.

      The fourth quarter of 2001 was adversely impacted by a $469 special charge which consisted of writing down the carrying value of certain real estate not currently used in production. In addition, the 2001 fourth quarter's operating results were adversely affected by increased accruals for prior years state taxes and for estimated losses under repurchase agreements as a result of the unfavorable market conditions affecting the recreational vehicle industry.

      To comply with EITF 01-09, certain dealer incentives which were previously reported as delivery and selling expenses in the Company's quarterly reports on Form 10-Q have been reclassified as a reduction of revenue. Following is a summary of the effect of the reclassification on net sales and gross profits:

                                                       2002
                                                   Quarter Ended
                                    March 31     June 30    September 30
                                    --------     -------    ------------

   Net sales previously reported     $154,457    $172,705      $179,164
   Net sales as restated              152,846     170,725       177,535
   Gross profit previously reported    19,980      28,422        31,151
   Gross profit as restated            18,270      26,299        29,445

                                                        2001
                                                    Quarter Ended
                                     March 31     June 30    September 30  December 31
                                     --------     -------    ------------  -----------

   Net sales previously reported     $152,924    $162,359      $149,577     $129,061
   Net sales as restated              151,120     160,303       148,060      127,729
   Gross profit previously reported    16,122      28,059        26,141       20,240
   Gross profit as restated            14,229      25,861        24,548       18,806


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable in 2002.


                                PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)  IDENTIFICATION OF DIRECTORS

Information regarding the Registrant's directors is contained under the caption "Election of Directors" in the Company's Proxy Statement dated March 28, 2003 and is incorporated herein by reference.

     (b)  EXECUTIVE OFFICERS OF THE COMPANY

See "Executive Officers of the Registrant" contained herein.

     (c)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Information for "Section 16 (a) Beneficial Ownership Reporting Compliance" is contained under that caption in the Company's Proxy Statement dated March 28, 2003 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information for Item 11 is contained under the headings "Compensation of Executive Officers", "Compensation Committee Report", "Outside Director Compensation" and "Performance Graph" in the Company's Proxy Statement dated March 28, 2003 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information for Item 12 is contained under the captions "Directors and Officers Stock Ownership" and "Stock Ownership Information" in the Company's Proxy Statement dated March 28, 2003 and is incorporated herein by reference.

The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2002:


                                   Equity Compensation Plan Information

                                    # of securities                             # of securities
                                      to be issued       Weighted average     remaining available
                                    upon exercise of     exercise price of    for future issuance
                                   outstanding options,  outstanding options,     under equity
         Plan Category             warrants and rights   warrants and rights   compensation plans
         -------------             -------------------   -------------------   ---------------------

Equity compensation plans
 approved by shareholders                715,600               $15.74                1,118,874

Equity compensation plans not
 approved by shareholders                   -                     -                       -
                                         -------               ------                ---------

       Total                             715,600               $15.74                1,118,874
                                         =======               ======                =========

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable

                                 PART IV.

ITEM 14.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of a date within the 90 day period prior to the filing date of this report (the "Evaluation Date"), management evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" for the purpose of filing reports under the Securities Exchange Act of 1934 (the "Exchange Act") and the Company's "internal controls and procedures" for financial reporting purposes. This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in this section of the annual report, the Company present the conclusions of the CEO and CFO about the effectiveness of the disclosure controls and internal controls based on and as of the Evaluation Date. Based on the Controls Evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in reports filed or submitted under the Exchange Act. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Exchange Act such as the annual report on Form 10-K, is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls and procedures are designed with the objective of providing reasonable assurance that the Company's transactions are properly recorded and reported, all to permit the preparation of financial statements in accordance with generally accepted accounting principles.

Management, including the CEO and CFO, does not expect that the Company's disclosure controls and procedures or internal controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further the design of the control system must reflect the fact that there are resource constraints, and benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected.

The Company plans to evaluate the disclosure and internal controls and procedures on a quarterly basis in accordance with the Exchange Act so the conclusions concerning the controls effectiveness can be reported in the Company's quarterly reports on Form 10-Q and the Company's annual report on Form 10-K. The Company's internal controls and procedures are also evaluated on an on-going basis by finance personnel and by the Company's independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor disclosure and internal controls and procedures and to make modifications as necessary; the intent is that the controls and procedures will be maintained as dynamic systems that change, including with improvements and conditions, as conditions warrant.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE ARE INCLUDED IN ITEM 8 HEREIN.

 1. Financial Statements

    Report of Independent Auditors/Accountants
    Consolidated Balance Sheets at December 31, 2002 and 2001 Consolidated Statements of Operations
      for the years ended December 31, 2002, 2001 and 2000 Consolidated Statements of Shareholders' Equity
      for the years ended December 31, 2002, 2001 and 2000 Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
    Notes to Consolidated Financial Statements


 2. FINANCIAL STATEMENT SCHEDULE

    Schedule II - Valuation and Qualifying Accounts

 3. EXHIBITS

    See Index to Exhibits

(B)   REPORTS ON FORM 8-K DURING THE QUARTER ENDED DECEMBER 31, 2002

          Form 8-K, dated October 22, 2002, reporting an Item 5 event (a press release announcing third quarter results).

          Form 8-K, dated December 12, 2002, reporting an Item 5 event (a press release announcing strong sales results from RV industry trade show).

SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                     Additions
                        Balance At    Charged                         Balance
                        Beginning    To Costs       Payment or        At End
Description             Of Period  And Expenses    Utilization       Of Period
-----------             ---------  ------------    -----------       ---------

FISCAL YEAR ENDED
 DECEMBER 31, 2002:

 Allowance for doubtful
  accounts:             $  972,000 $   183,000     $   (294,000)(A) $  861,000

 Product warranty
  reserves:             $8,391,000 $16,575,000     $(16,170,000)(C) $8,796,000

 Repurchase agreement
  loss reserves:        $1,169,000 $  (306,000)(D) $   (460,000)    $  403,000

FISCAL YEAR ENDED
 DECEMBER 31, 2001:

 Allowance for doubtful                            $   (488,000)(A)
  accounts:             $1,066,000 $   379,000           15,000 (B) $  972,000

 Product warranty                                  $(16,538,000)(C)
  reserves:             $7,796,000 $16,850,000          283,000 (B) $8,391,000

 Repurchase agreement
  loss reserves:        $1,524,000 $   650,000     $ (1,005,000)    $1,169,000

FISCAL YEAR ENDED
 DECEMBER 31, 2000:

 Allowance for doubtful                            $   (137,000)(A)
  accounts:             $  550,000 $   435,000          218,000 (B) $1,066,000

 Product warranty                                  $(15,730,000)(C)
  reserves:             $7,195,000 $15,503,000          828,000 (B) $7,796,000

 Repurchase agreement
  loss reserves:        $    -     $ 2,014,000     $   (490,000)    $1,524,000


(A) Write-off of bad debts, less recoveries.
(B) Amounts from acquired companies.
(C) Claims paid, less recoveries
(D) Reflects favorable change in estimate described in Note 12

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COACHMEN INDUSTRIES, INC.

Date: March 28, 2003                        /S/ J. P. Tomczak
                                         -----------------------------
                                                 J. P. Tomczak
                                         (Executive Vice President and
                                           Chief Financial Officer)

                                            /S/ G. L. Near
                                         -----------------------------
                                                   G. L. Near
                                         (Vice President and Controller)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 28, 2003.


    /S/ C. C. Skinner                       /S/ K. D. Corson
    ---------------------                   --------------------
        C. C. Skinner                           K. D. Corson
          (Director)                             (Director)
  (Chief Executive Officer)


    /S/ T. H. Corson                        /S/ W. P. Johnson
    ---------------------                   ---------------------
        T. H. Corson                            W. P. Johnson
         (Director)                               (Director)



    /S/ E. W. Miller                        /S/ P. G. Lux
    ---------------------                   ---------------------
        E. W. Miller                            P. G. Lux
         (Director)                             (Director)



    /S/ R. J. Deputy                        /S/ G. B. Bloom
    ---------------------                   ---------------------
        R. J. Deputy                            G. B. Bloom
         (Director)                              (Director)



    /S/ D. W. Hudler                        /S/ R. Martin
    ---------------------                   ---------------------
        D. W. Hudler                            R. Martin
         (Director)                             (Director)

                 SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, Claire C. Skinner, certify that:

     1. I have reviewed this annual report on Form 10-K of Coachmen Industries, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: March 28, 2003


                             By:  /s/ Claire C. Skinner
                             --------------------------------------
                             Claire C. Skinner
                             Chairman of the Board and Chief Executive Officer

                   SARBANES-OXLEY SECTION 302(a) CERTIFICATION

I, Joseph P. Tomczak, certify that:

     1. I have reviewed this annual report on Form 10-K of Coachmen Industries, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

          Date: March 28, 2003


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

 (3)(b) By-Laws as modified through January 31, 2002 (incorporated by reference to the Company's Form 8-K filed February 20, 2002).

 (4)(a) Amended and Restated Credit Agreement dated as of March 30, 2001 (incorporated by reference to Exhibit 4(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001).

 (4)(a)(i) Amendment No. 1 to Amended and Restated Credit Agreement dated as of November 5, 2001 (incorporated by reference to Exhibit 4(a)(i) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001).

 (4)(b)         Stockholder Rights Agreement (incorporated by reference to
                Exhibit 1 to Form 8-A dated January 5, 2000).

*(10)(a) Executive Benefit and Estate Accumulation Plan, as amended and restated effective as of September 30, 2000 (incorporated by reference to Exhibit 10(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001).

*(10)(b) 2000 Omnibus Stock Incentive Program (incorporated by reference to Exhibit A to the Company's Proxy Statement dated March 27, 2000 for its Annual Meeting in 2000).

*(10)(b)(i)     Resolution regarding Amendment of 2000 Omnibus Stock Incentive
                Program adopted by the Company's Board of Directors on July
                27, 2000 (incorporated by reference to Exhibit 10(b)(i) to the Company's annual report on Form 10-K for the fiscal year ended
                December 31, 2001).

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

*(10)(e) PRISM Exec(R) Model Non-Qualified Deferred Compensation Plan effective January 1, 2001 (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

*(10)(f) Executive Annual Performance Incentive Plan effective January 1, 2002 (filed herewith)

*(10)(g) Long Term Incentives Performance Based Restricted Stock Plan effective January 1, 2003 (filed herewith)

 (11)           No Exhibit - See Consolidated Statements of Income and
                Note 8 of Notes to Consolidated Financial Statements, contained herein.

 (21)           Registrant and Subsidiaries of the Registrant.

 (23.1)         Consent of Ernst & Young LLP.
 (23.2)         Consent of PricewaterhouseCoopers LLP.

 (99.1) Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

 (99.2) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350


*  Management Contract or Compensatory Plan.