Form 10-Q
period 2003-03-31
COACHMEN INDUSTRIES INC
filed 2003-05-14
CIK 21212

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

                                   (MARK ONE)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003
                                                --------------

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

    At April 30, 2003:

    Common Shares, without par value 15,493,722 shares outstanding including an equivalent number of common share purchase rights.
--------------------------------------------------------------------------------

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                 INDEX
                                                                   PAGE NO.
PART I.  FINANCIAL INFORMATION
------------------------------

    Financial Statements:

       Consolidated Balance Sheets-
       March 31, 2003 and December 31, 2002                          3-4

       Consolidated Statements of Operations-
       Three Months Ended March 31, 2003 and 2002                     5

       Consolidated Statements of Cash Flows-
       Three Months Ended March 31, 2003 and 2002                     6

       Notes to Consolidated Financial Statements                    7-13

    Management's Discussion and Analysis of Financial
       Condition and Results of Operations                          14-17

    Quantitative and Qualitative Disclosures About Market Risk        18

    Controls and Procedures                                           19

PART II.  OTHER INFORMATION
---------------------------

    Item 6. Exhibits and Reports on Form 8-K                          20

    Signatures                                                        21

    Certifications                                                  22-23

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                               March 31,    December 31,
                                                 2003          2002
                                                 ----          ----
                                              (Unaudited)
ASSETS
Current assets:
  Cash and temporary cash investments         $  4,933      $ 16,549
  Marketable securities                          6,925         7,641
  Trade receivables, less allowance for
   doubtful receivables 2003 - $860
   and 2002 - $861                              35,443        29,408
  Other receivables                              2,265         1,572
  Refundable income taxes                        1,610         2,878
  Inventories                                  101,658        85,010
  Prepaid expenses and other                     4,382         4,412
  Deferred income taxes                          6,902         6,885
                                              --------      --------

    Total current assets                       164,118       154,355
                                              --------      --------



Property, plant and equipment, at cost         149,780       148,439
  Less, Accumulated depreciation                71,812        69,550
                                              --------      --------

    Property, plant and equipment, net          77,968        78,889
                                              --------      --------


Goodwill                                        18,954        18,954
Cash value of life insurance                    34,711        33,155
Real estate held for sale                          276           276
Other                                            7,706         7,656
                                              --------      --------


Total assets                                  $303,733      $293,195
                                              ========      ========







See Notes to Consolidated Financial Statements.

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (continued)
                                 (in thousands)



                                               March 31,    December 31,
                                                 2003          2002
                                                 ----          ----
                                              (Unaudited)
LIABILITIES
Current liabilities:
  Accounts payable, trade                     $ 32,619      $ 18,801
  Accrued income taxes                             239         1,222
  Accrued expenses and other liabilities        39,398        39,856
  Short-term borrowings and current portion
   of long-term debt                             5,896           902
                                              --------      --------

    Total current liabilities                   78,152        60,781

Long-term debt                                  10,090        10,097
Deferred income taxes                            4,123         4,123
Other                                            9,391         8,768
                                              --------      --------

    Total liabilities                          101,756        83,769
                                              --------      --------


SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000 shares; issued 2003 - 21,068
   shares and 2002 - 21,062 shares              91,338        91,283
  Additional paid-in capital                     6,753         6,133
  Unearned compensation                           (892)         -
  Accumulated other comprehensive loss            (689)         (661)
  Retained earnings                            165,309       169,054
  Treasury shares, at cost: 2003 - 5,556
   shares and 2002 - 5,395 shares              (59,842)      (56,383)
                                              --------      --------

     Total shareholders' equity                201,977       209,426
                                             ---------      --------

Total liabilities and shareholders' equity    $303,733      $293,195
                                              ========      ========






See Notes to Consolidated Financial Statements.

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)



                                                Three Months
                                               Ended March 31,
                                           2003               2002
                                           ----               ----

Net sales                               $146,387           $152,846

Cost of goods sold                       129,353            134,576
                                        --------           --------

    Gross profit                          17,034             18,270
                                        --------           --------

Operating expenses:
  Delivery                                 6,989              6,989
  Selling                                  5,719              5,034
  General and administrative               8,723              7,658
                                        --------           --------

                                          21,431             19,681
                                        --------           --------

    Operating loss                        (4,397)            (1,411)
                                        --------           --------

Nonoperating (income) expense:
  Interest expense                           362                540
  Investment income                         (395)              (232)
  Gain on sale of properties, net             (5)              (665)
  Other, net                                 (62)              (158)
                                        --------           --------

    Total nonoperating income, net          (100)              (515)
                                        --------           --------

    Loss before income taxes              (4,297)              (896)

Income taxes (benefit)                    (1,477)              (306)
                                        --------           --------

    Net loss                            $ (2,820)          $   (590)
                                        ========           ========

Loss per common share:
    Basic                               $   (.18)          $   (.04)
    Diluted                             $   (.18)          $   (.04)

Number of shares used in the
 computation of loss per common share:
    Basic                                 15,473             16,040
    Diluted                               15,473             16,040

Cash dividends per common share         $    .06           $    .05






See Notes to Consolidated Financial Statements.

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                                                           Three Months
                                                           Ended March 31,
                                                         2003          2002
                                                         ----          ----

Cash flows from operating activities:
  Net loss                                            $ (2,820)     $   (590)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation                                       2,384         2,538
      Provision for doubtful receivables                    47            30
      Provision for write-down of property to
        net realizable value                              -             (469)
      Gain on sale of properties, net                       (5)         (665)
      Increase in cash surrender value of
        life insurance policies                           (451)         (451)
      Net realized and unrealized (gains) losses
        on marketable securities and derivatives          (169)          265
      Deferred income taxes                                (17)          (74)
      Tax benefit from stock options exercised            -              102
      Other                                                954           480
      Changes in certain assets and liabilities, net
        of effects of acquisitions and dispositions:
          Receivables                                   (6,775)      (13,465)
          Inventories                                  (16,648)        4,553
          Prepaid expenses and other                        30            (4)
          Accounts payable, trade                       13,818        14,235
          Income taxes - accrued and refundable            285            53
          Accrued expenses and other liabilities          (458)        4,904
                                                      --------      --------
            Net cash provided by (used in)
              operating activities                      (9,825)       11,442
                                                      --------      --------

Cash flows from investing activities:
  Proceeds from sales of marketable securities           6,880        11,415
  Proceeds from sale of property and equipment              10         2,137
  Investments in marketable securities                  (7,432)      (11,711)
  Purchases of property and equipment                   (1,450)       (1,079)
  Other                                                    146            35
                                                      --------      --------
            Net cash provided by (used in)
              investing activities                      (1,846)          797
                                                      --------      --------

Cash flows from financing activities:
  Proceeds from short-term debt                          7,000          -
  Payments of short-term debt                           (2,000)         -
  Payments of long-term debt                               (13)          (14)
  Issuance of common shares under stock
    incentive plans                                         89           390
  Purchases of common shares for treasury               (4,096)          (10)
  Cash dividends paid                                     (925)         (802)
                                                      --------      --------
            Net cash provided by (used in)
              financing activities                          55          (436)
                                                      --------      --------

Increase (decrease) in cash and temporary
    cash investments                                   (11,616)       11,803

Cash and temporary cash investments
  Beginning of period                                   16,549        28,416
                                                      --------      --------
  End of period                                       $  4,933      $ 40,219
                                                      ========      ========




See Notes to Consolidated Financial Statements.

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The consolidated balance sheet data as of December 31, 2002 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

     In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair presentation of the statements of the interim periods reported. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.


2.   SEGMENT INFORMATION

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's two reportable segments are: Recreational vehicles, including related parts and supplies, and modular housing and building. The Company evaluates the performance of its segments and allocates resources to them based on pretax income. Differences between reported segment amounts and corresponding consolidated totals represent corporate expenses for administrative functions and income or expenses relating to property and equipment that are not allocated to segments.

     The table below presents information about segments used by the chief operating decision maker of the Company for the three months ended March 31, 2003 and 2002:

                                                 2003           2002
                                                 ----           ----
         Net sales:
              Recreational vehicles           $107,396       $108,333
              Modular housing
                and building                    38,991         44,513
                                              --------       --------

                Consolidated total            $146,387       $152,846
                                              ========       ========

         Pretax income (loss):
              Recreational vehicles           $ (1,521)      $   (573)
              Modular housing
                and building                    (2,038)          (512)

              Other reconciling items             (738)           189
                                              --------       --------

                Consolidated total            $ (4,297)      $   (896)
                                              ========       ========

                                              March 31,    December 31,
                                                2003           2002
                                                ----           ----
   Total assets:
      Recreational vehicles                   $112,524       $ 93,571
      Modular housing and building             103,921         97,765
      Other reconciling items                   87,288        101,859
                                              --------       --------

                Consolidated total            $303,733       $293,195
                                              ========       ========


3. INVENTORIES

   Inventories consist of the following:

                                              March 31,    December 31,
                                                2003           2002
                                                ----           ----

   Raw materials                             $ 31,992       $ 28,432
   Work in process                             14,519         11,054
   Finished goods                              55,147         45,524
                                             --------      ---------

                Total                        $101,658       $ 85,010
                                             ========       ========


4. ACCRUED EXPENSES AND OTHER LIABILITIES

   Accrued expenses and other liabilities consist of the following:

                                               March 31,    December 31,
                                                 2003           2002
                                                 ----           ----

    Wages, salaries, bonuses and
      commissions                             $  3,553       $  5,661
    Dealer incentives, including volume
      bonuses, dealer trips, interest
      reimbursement, co-op advertising and
      other rebates                              4,454          4,368
    Warranty                                     7,868          8,796
    Insurance-products and general liability,
      workers compensation, group health and
      other                                      7,605          7,434
    Customer deposits and unearned revenues      6,302          5,598
    Other current liabilities                    9,616          7,999
                                              --------       --------

        Total                                 $ 39,398       $ 39,856
                                              ========       ========


    Changes in the Company's warranty liability during the quarter ended March 31, 2003 were as follows:

      Balance of accrued warranty at January 1, 2003          $ 8,796

      Warranties issued during the period and changes
        in liability for pre-existing warranties                2,992

      Cash settlements made during the quarter                 (3,920)
                                                               ------

      Balance of accrued warranty at March 31, 2003           $ 7,868
                                                              =======

5.   EARNINGS PER SHARE

     Basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and awards. Basic and diluted earnings per share for the three months ended March 31, 2003 and 2002 were calculated as follows:

                                                      2003         2002
                                                      ----         ----

     Numerator:
        Net loss applicable to common stock         $(2,820)     $  (590)

     Denominator:
      Number of shares outstanding, end of period:
       Common stock                                  15,512       16,079
       Effect of weighted average shares
        outstanding during period                       (39)         (39)
                                                     ------       ------
     Weighted average number of common
      shares used in basic EPS                       15,473       16,040
                                                     ======       ======


     As the Company reported net losses for the three months ended March 31, 2003 and 2002, 66 and 139 common stock equivalents related to stock options and awards, respectively, did not enter into the computation of diluted earnings per share because their inclusion would have been antidilutive.

     For the periods ended March 31, 2003 and 2002, 314 and 370 shares of outstanding stock options were not included in the computation of diluted earnings per share because their exercise price was greater than the average market prices for the periods and their inclusion would have been antidilutive.

     During the quarter ended March 31, 2003, the Company repurchased 272 shares of common stock at a cost of $4,096.

6.   OTHER COMPREHENSIVE INCOME (LOSS)

     The changes in components of other comprehensive income (loss) for the three months ended March 31, 2003 and 2002 are as follows:

                                                       2003         2002
                                                       ----         ----

      Net loss                                      $(2,820)     $  (590)
      Unrealized gains on securities held
        for sale, net of taxes                           96           54
      Unrealized losses on cash flow hedges,
        net of taxes                                   (124)        -
                                                    -------      -------

           Other comprehensive loss                 $(2,848)     $  (536)
                                                    =======      =======

     As of March 31, 2003 and 2002, the accumulated other comprehensive income
     (loss), net of tax, relating to unrealized losses on securities held for sale was ($565) and ($661), respectively, and relating to deferred losses on cash flow hedges was ($124) and $0, respectively.

7.   RECLASSIFICATION

     Certain information in the accompanying consolidated statements of operations for the three months ended March 31, 2002 has been reclassified to conform to the 2003 presentation. The reclassifications had no effect on net income (loss) as previously reported.


8.   COMMITMENTS, CONTINGENCIES AND GUARANTEES

     The Company was contingently liable under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $.7 million at March 31, 2003.

     The Company was contingently liable at March 31, 2003 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. Products repurchased from dealers under these agreements are accounted for as a reduction in revenue at the time of repurchase. Although the estimated guarantee approximates $209 million at March 31, 2003, the risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. Historically, the Company has experienced losses under these agreements and accordingly, has recorded an accrual for the fair value of the guarantees of $.3 million for estimated losses under repurchase agreements.

     The Company obtains vehicle chassis for its recreational and specialized vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until either assigned to a unit in the production process or 90 days have passed. At the earlier of these dates, the Company is obligated to purchase the chassis and it is recorded as inventory. At March 31, 2003, chassis inventory, accounted for as consigned inventory, approximated $18.3 million.

     During the first quarter of 2003, the Company made commitments for the construction of a new Class C manufacturing facility to be located on its complex in Middlebury, Indiana. The estimated completed cost of this project is $4.0 million. As of March 31, 2003, the Company made commitments to this project totaling $2.9 million, of which $2.6 million remained outstanding as of the end of the period. The Company also entered into a commitment for a facility located in Fitzgerald, Georgia to be used for towable recreational vehicle production. Total cost to convert this facility to towable production is estimated at $1.5 million. The Company had $.9 million in outstanding commitments as of March 31, 2003 related to this project.

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


9.   STOCK-BASED COMPENSATION

     The Company has stock option plans and an employee stock purchase plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net earnings for these plans, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

     Had the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income (loss) and net income (loss) per share for the periods ended March 31, 2003 and 2002 would have been:


                                                       2003          2002
                                                       ----          ----

      Net loss, as reported                          $(2,820)     $  (590)
      Deduct total stock-based employee
       compensation expense determined under
       fair value based method for all awards,
       net of taxes                                     (110)        (161)
                                                     -------      -------

      Pro forma net loss                             $(2,930)     $  (751)
                                                     =======      =======


      Loss per share:

        Basic - as reported                             (.18)        (.04)
        Basic - pro forma                               (.19)        (.05)


        Diluted - as reported                           (.18)        (.04)
        Diluted - pro forma                             (.19)        (.05)


     On March 1, 2003, the Company adopted the Performance Based Restricted Stock Plan initiated to motivate and reward participants for superior achievement of the Company's pre-established long-term financial performance goals. This new plan, effective as of January 1, 2003, utilizes variable plan accounting, meaning that awards are expensed based upon the fair value of shares awarded throughout the vesting period. During the quarter ended March 31, 2003, a total of 88.5 shares were awarded under the plan. The amount expensed during the quarter ended March 31, 2003 was $97.

10.  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2002, the FASB issued SFAS. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 addresses the timing of recognition and related measurement of the costs of one-time termination benefits. SFAS 146 was adopted on January 1, 2003 and did not have a significant impact on the Company's consolidated financial position or results of operations.

     FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," changes current practice in accounting for, and disclosure of, guarantees. FIN 45 will require certain guarantees to be recorded as liabilities at fair value on the Company's balance sheet. Current practice requires that liabilities related to guarantees be recorded only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, "Accounting for Contingencies." FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The disclosure requirements of FIN 45 are effective immediately and are included in Notes 4 and 8. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The recognition and measurement provisions were adopted, prospectively, as of January 1, 2003 and did not have a significant impact on the Company's consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS 148 amends SFAS. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require disclosure in interim financial statements regarding the method used on reported results. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that requires this accounting. Pro forma disclosures of quarterly earnings are included in Note 9 of this quarterly statement.

     In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) value to the customer exists on a stand alone basis,(2) there is objective and reliable evidence of the fair value of the undelivered items and (3) the arrangement includes a general right of return, where delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor. Arrangement consideration should be allocated among the separate deliverables based on their relative fair values. The accounting for revenue arrangements under EITF 00-21 is applicable for all new agreements entered into in periods beginning after June 15, 2003. The Company has not yet determined what effect, if any, the new recognition and measurement provisions will have on the Company's recognition and measurement provisions will have on the Company's future financial results.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE's). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. FIN 46 will be effective for the Company beginning January 1, 2004 for all interest in variable interest entities acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial statements.

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

A summary of the changes in the principal items included in the consolidated statements of operations is shown below.


                                               Comparison of
                                                Three Months
                                        Ended March 31, 2003 and 2002
                                            Increases (Decreases)
                                            ---------------------

                                            Amount      Percentage
                                            ------      ----------

Net sales                                 $ (6,459)       (4.2)%

Cost of goods sold                          (5,223)       (3.9)

Delivery                                      -             -

Selling                                        685        13.6

General and administrative                   1,065        13.9

Interest expense                              (178)      (33.0)

Investment income                              163        70.3

Gain on sale of
  properties, net                             (660)      (99.2)

Other, net                                     (96)      (60.8)

Loss before income taxes                     3,401       379.6

Income tax benefit                           1,171       382.7

Net loss                                     2,230       378.0

NET SALES

Consolidated net sales for the quarter ended March 31, 2003 were $146.4 million, a decrease of 4.2% from the $152.8 million reported in the same quarter of 2002. The Company's recreational vehicle segment experienced a sales decrease of .9%. Sales dollars for motorized products increased slightly while revenue for towable products posted a slight decrease. However, unit shipments of both motorized and towable products were down from the prior year. Product mix accounted for higher sales dollars on fewer units for motorized products. For towable products, camping trailers experienced the most significant decline in unit shipments, off 17.2% while shipments of other towable products increased or were off only slightly. Compared to 2002, there was a decrease in unit shipments of approximately 3.0% in the recreational vehicle segment. The Company's modular housing and building segment experienced a 12.4% decrease in net sales for the quarter compared to last year's first quarter. A significant factor for this decrease was the result of delivery delays caused by unusually bad weather in several of the regions.


COST OF GOODS SOLD

Cost of goods sold decreased 3.9% or $5.2 million for the three months ended March 31, 2003 compared to the same quarter for 2002. As a percentage of net sales, cost of goods sold was 88.4% for the 2003 quarter compared to 88.0% for the 2002 quarter. The decrease in the dollar amount of cost of goods sold in the current quarter is attributable to lower variable expenses as a result of the decrease in sales. The increase in the cost of goods sold percentage to net sales for the 2003 quarter is primarily related to sales mix, with sales from the recreational vehicle segment comprising 73.4% of total sales in 2003 as compared to 70.9% in 2002. Sales from recreational vehicle segment are typically at lower profit margins as compared to sales from the modular housing and building segment.


OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include delivery, selling, general and administrative expenses, were 14.6% and 12.9% for the quarters ended March 31, 2003 and 2002, respectively. The percentage of delivery expense to net sales increased .2 percentage points and the percentage of selling expense to net sales increased .6 percentage points. Dollars spent for delivery were unchanged while selling expenses increased $.7 million in 2003 as compared to the same period for 2002. The increase in delivery expense as a percentage of net sales was mainly due to higher fuel costs and resulting increased rates from outside carriers. The increase in selling expenses was primarily related to increased payroll costs and travel-related expenses. General and administrative expenses were 6.0% of net sales for the first quarter of 2003 and 5.0% of net sales for the first quarter of 2002, representing an increase of $1.1 million. Most of this increase is the result of personnel-related expenses and professional services that are not expected to occur in future periods.


INTEREST EXPENSE

Interest expense was $362 and $540 for the quarters ended March 31, 2003 and 2002, respectively. Interest expense varies with the amount of long-term debt and the amounts borrowed against the cash value of the Company's investment in life insurance contracts. These life insurance contracts were purchased to fund obligations under deferred compensation agreements with executives and other key employees. In September of 2002, as a better utilization of the Company's available cash at that time, $18.5 million in loans against the cash value of life insurance policies were repaid. The resulting reduction in interest expense for the current period is the direct result of paying off those loans. This reduction in expense was somewhat offset by interest charges incurred from borrowings against the Company's credit facility during the current quarter.


INVESTMENT INCOME

Investment income was $395 for the 2003 quarter compared with $232 for the 2002 comparable quarter. The increase was principally attributable to the improved performance of the Company's investments in marketable securities.


GAIN (LOSS) ON THE SALE OF PROPERTIES, NET

There were no significant gains or losses from property transactions for the quarter ended March 31, 2003. For the quarter ended March 31, 2002, the gain on the sale of properties was $665. The major component of the gain in 2002 was from the sale of a previously closed manufacturing facility located in Middlebury, Indiana.


OTHER INCOME, NET

Other income, net, represents income of $62 for the 2003 first quarter and $158 for the 2002 first quarter. No items of significance caused the variances between the comparable quarters.


INCOME TAXES

For the first quarter ended March 31, 2003, the effective tax rate was a 34.4% benefit compared to a first quarter tax benefit rate of 34.2% in 2002. The Company's effective tax rate fluctuates based upon the states where sales occur, the level of export sales and the amount of nontaxable dividend income on investments.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains a $30 million, secured bank line of credit to meet its seasonal working capital needs. At March 31, 2003, primarily due to increases in inventories, there were outstanding borrowings of $5.0 million against this bank line of credit. At March 31, 2002, there were no borrowings against credit facilities. For the three months ended March 31, 2003, the major use of cash was from operating activities, which primarily consisted of increases in receivables and inventories offset by an increase in accounts payable. The cash used in investing activities included investments in marketable securities and cash value life insurance policies and purchases of property and equipment. The cash used in financing activities included the purchase of common shares for the treasury and payment of cash dividends, offset by borrowings against credit facilities.

At March 31, 2003, working capital decreased to $86.0 million from $93.6 at December 31, 2002. The $9.8 million increase in current assets at March 31, 2003 versus December 31, 2002 was primarily due to increased trade receivables and inventories, offset by an $11.6 million decrease in cash. The increase in current liabilities of $17.4 million was substantially due to increased trade payables and borrowings against credit facilities.

During the first quarter of 2003, the Company entered into an agreement for the construction of a new Class C manufacturing facility to be located on its complex in Middlebury, Indiana. The expected completion date is July 2003 and the estimated completed cost of the project is $4.0 million. The Company also entered into a commitment for a facility located in Fitzgerald, Georgia to be used for towable recreational vehicle production. Total cost to convert this facility to towable production is estimated at $1.5 million and the Company expects to begin manufacturing in this facility in June 2003.


FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and are dependent on factors, which may include, but are not limited to the potential fluctuations in the Company's operating results; the condition of the telecommunications industry which purchases modular structures; the availability and price of gasoline and diesel products, which can impact the sale of recreational vehicles; availability of chassis, which are used in the production of many of the Company's recreational vehicle products; interest rates, which affect the affordability of the Company's products; changing accounting standards and government regulations, such as those covering accounting practices, environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability; legislation governing the relationships of the Company with its recreational vehicle dealers, which may affect the Company's options and liabilities in the event of a general economic downturn; the impact of economic uncertainty on high-cost discretionary product purchases, which can hinder the sales of recreational vehicles; the demand for commercial structures in the various industries that the modular housing and building segment serves; the ability of the housing and building segment to perform in new market segments where it has limited experience; and also on the state of the recreational vehicle and modular housing industries in the United States. Other factors affecting forward-looking statements include the cyclical and seasonal nature of the Company's businesses, adverse weather, changes in property taxes and energy costs, changes in federal income tax laws and federal mortgage financing programs, changes in public policy, competition in these industries, the Company's ability to maintain or increase gross margins which are critical to profitability whether there are or are not increased sales, further developments in the war on terrorism and related international crises; and other risks and uncertainties.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. The Company utilized its short-term credit facility during the first quarter of 2003 for working capital needs resulting from an increase in inventories. Under normal conditions, changes in interest rates would primarily impact the Company's long-term debt. At March 31, 2003, the Company had $11.0 million of long-term debt, including current maturities. Long-term debt consists mainly of industrial development revenue bonds that have variable or floating rates. In January of 2003, the Company entered into various interest rate swap agreements that become effective beginning in October of 2003. These swap agreements, which are designated as cash flow hedges for accounting purposes, effectively convert a portion of the Company's variable-rate borrowings to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. The fair value of the Company's interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements.

A loss of $.1 million, net of taxes, attributable to changes in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive gain (loss) in the first quarter of 2003. If in the future the interest rate swap agreements were determined to be ineffective or were terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive gain (loss).

At March 31, 2003, the Company had $7.0 million invested in short-term and $4.5 million in long-term marketable securities. The Company's marketable securities consist of public utility preferred stocks which typically pay quarterly fixed rate dividends. These financial instruments are subject to market risk in that available energy supplies and changes in available interest rates would impact the market value of the preferred stocks. The Company utilizes U.S. Treasury bond futures options as a protection against the impact of increases in interest rates on the fair value of the Company's investments in these fixed rate preferred stocks. Outstanding options are marked to market with market value changes recognized in current earnings. The U.S. Treasury bond futures options generally have terms ranging from 90 to 180 days. Based on the Company's overall interest rate exposure at March 31, 2003, including variable or floating rate debt and derivatives used to hedge the fair value of fixed rate preferred stocks, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of March 31, 2003, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         See index to Exhibits

     (b) Reports on Form 8-K during the quarter ended March 31, 2003

         Form 8-K filed on January 21, 2003, reporting an item 5 event (a press release dated January 20, 2003 reporting an expectation of gain in fourth quarter and full year 2002 earnings).

         Form 8-K filed on February 5, 2003, reporting an item 5 event (a press release dated February 5, 2003 declaring a regular quarterly dividend and appointment of a new board member).

         Form 8-K filed on February 10, 2003, reporting an item 5 event (a press release dated February 6, 2003 announcing a partnership between All American Homes(R) and Town & Country Cedar Homes).

         Form 8-K filed on February 12, 2003 (and 2 Forms 8-K/A filed on February 13, 2002), reporting an item 5 event (a press release dated February 11, 2003 announcing confirmation of a strong gain in fourth quarter and full year earnings).

         Form 8-K filed on March 14, 2003, reporting an item 5 event (a press release dated March 13, 2003 announcing a major expansion at the Indiana and Georgia facilities).

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       COACHMEN INDUSTRIES, INC.
                                             (Registrant)


Date: May 14, 2003            By:  /s/ Claire C. Skinner
                                   -----------------------------------------
                                   Claire C. Skinner, Chairman of the
                                   Board and Chief Executive Officer




Date: May 14, 2003            By:  /s/ Joseph P. Tomczak
                                   -----------------------------------------
                                   Joseph P. Tomczak, Executive Vice
                                   President and Chief Financial Officer




Date: May 14, 2003            By:  /s/ Gary L. Near
                                   -----------------------------------------
                                   Gary L. Near, Vice President
                                   and Controller

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

      Date: May 14, 2003


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

      Date: May 14, 2003


                      By:  /s/ Joseph P. Tomczak
                           --------------------------------------
                           Joseph P. Tomczak
                           Executive Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

Number Assigned
 In Regulation
 S-K, Item 601              Description of Exhibit

*10(a) Supplemental Deferred Compensation Plan amended and restated as of January 1, 2003 (filed herewith)

 99.1          Certification of Chief Executive Officer Pursuant to 18
               U.S.C. Section 1350

 99.2          Certification of Chief Financial Officer Pursuant to 18
               U.S.C. Section 1350


*  Management Contract or Compensatory Plan.