Form 10-Q
period 2003-06-30
COACHMEN INDUSTRIES INC
filed 2003-08-08
CIK 21212

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(MARK  ONE)
  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                 --------------

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

        Registrant's telephone number, including area code 574-262-0123
                                  -------------

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

    At July 31, 2003:

    Common Shares, without par value 15,524,687 shares outstanding including an equivalent number of common share purchase rights.
--------------------------------------------------------------------------------

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                               Page No.
                                                               --------
PART I.  FINANCIAL INFORMATION

    Financial Statements:

       Consolidated Balance Sheets-
       June 30, 2003 and December 31, 2002                       3-4

       Consolidated Statements of Operations-
       Three and Six Months Ended June 30, 2003 and 2002          5

       Consolidated Statements of Cash Flows-
       Six Months Ended June 30, 2003 and 2002                    6

       Notes to Consolidated Financial Statements                7-13

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations                         14-18

    Quantitative and Qualitative Disclosures About Market Risk  18-19

    Controls and Procedures                                       19

PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders  20

    Item 6.  Exhibits and Reports on Form 8-K                     20

    Signatures                                                    21

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                               June 30,     December 31,
                                                 2003          2002
                                                 ----          ----
                                             (Unaudited)
ASSETS
Current assets:
  Cash and temporary cash investments         $  6,062      $ 16,549
  Marketable securities                         10,501         7,641
  Trade receivables, less allowance for
   doubtful receivables 2003 - $832
   and 2002 - $861                              34,488        29,408
  Other receivables                              2,027         1,572
  Refundable income taxes                          890         2,878
  Inventories                                   96,585        85,010
  Prepaid expenses and other                     4,338         4,412
  Deferred income taxes                          6,448         6,885
                                              --------      --------

    Total current assets                       161,339       154,355
                                              --------      --------



Property, plant and equipment, at cost         153,269       148,439
  Less, Accumulated depreciation                73,961        69,550
                                              --------      --------

    Property, plant and equipment, net          79,308        78,889
                                              --------      --------



Goodwill                                        18,954        18,954
Cash value of life insurance                    35,073        33,155
Real estate held for sale                         -              276
Other                                            4,067         7,656
                                              --------      --------


Total assets                                  $298,741      $293,195
                                              ========      ========



See Notes to Consolidated Financial Statements.

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                               June 30,     December 31,
                                                 2003          2002
                                                 ----          ----
                                             (Unaudited)
LIABILITIES
Current liabilities:
  Accounts payable, trade                     $ 30,747      $ 18,801
  Accrued income taxes                             879         1,222
  Accrued expenses and other liabilities        37,608        39,856
  Current portion of long-term debt              1,105           902
                                              --------      --------

    Total current liabilities                   70,339        60,781

Long-term debt                                   9,974        10,097
Deferred income taxes                            4,123         4,123
Other                                            9,776         8,768
                                              --------      --------

    Total liabilities                           94,212        83,769
                                              --------      --------

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000 shares; issued 2003 - 21,073
   shares and 2002 - 21,062 shares              91,394        91,283
  Additional paid-in capital                     6,962         6,133
  Unearned compensation                         (1,104)         -
  Accumulated other comprehensive income (loss)     52          (661)
  Retained earnings                            167,214       169,054
  Treasury shares, at cost: 2003 - 5,556
   shares and 2002 - 5,395 shares              (59,989)      (56,383)
                                              --------      --------

    Total shareholders' equity                 204,529       209,426
                                              --------      --------

Total liabilities and shareholders' equity    $298,741      $293,195
                                              ========      ========


See Notes to Consolidated Financial Statements.

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                    Three Months         Six Months
                                   Ended June 30,      Ended June 30,
                                   2003      2002      2003      2002
                                   ----      ----      ----      ----

Net sales                        $173,903  $170,725  $320,290  $323,571

Cost of sales                     146,357   144,426   275,710   279,002
                                 --------  --------  --------  --------

    Gross profit                   27,546    26,299    44,580    44,569
                                 --------  --------  --------  --------

Operating expenses:
  Delivery                          8,371     7,974    15,360    14,963
  Selling                           6,394     5,289    12,113    10,323
  General and administrative        7,665     8,121    16,388    15,779
                                 --------  --------  --------  --------

    Total operating expenses       22,430    21,384    43,861    41,065
                                 --------  --------  --------  --------

    Operating income                5,116     4,915       719     3,504
                                 --------  --------  --------  --------

Nonoperating (income) expense:
  Interest expense                    372       421       734       961
  Investment (income) loss, net       495       190       100       (42)
  Gain on sale of
     properties, net                  (34)     (684)      (39)   (1,349)
  Other (income) expense, net         (38)     (419)     (100)     (577)
                                 --------  --------  --------  --------

    Total nonoperating (income)
       expense, net                   795      (492)      695    (1,007)
                                 --------  --------  --------  --------

    Income before income taxes      4,321     5,407        24     4,511

Income taxes                        1,485     1,844         8     1,538
                                 --------  --------  --------  --------

    Net income                   $  2,836  $  3,563  $     16  $  2,973
                                 ========  ========  ========  ========

Earnings per common share:
    Basic                        $    .18  $    .22  $     -   $    .19
    Diluted                      $    .18  $    .22  $     -   $    .18

Number of common shares used in
 the computation of earnings
 per common share:
    Basic                          15,379    16,112    15,442    16,065
                                   ------    ------    ------    ------
    Diluted                        15,414    16,228    15,484    16,188
                                   ------    ------    ------    ------

Cash dividends per common share  $    .06  $    .05  $    .12  $    .10



See Notes to Consolidated Financial Statements.

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)                  Six Months
                                                             Ended June 30,
                                                           2003          2002
                                                           ----          ----

Cash flows from operating activities:
  Net income                                            $     16      $  2,973
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                         4,759         4,947
      Provision for doubtful receivables                      93            85
      Gain on sale of properties, net                        (39)       (1,349)
      Increase in cash surrender value of
        life insurance policies                             (726)         (701)
      Valuation changes and realized and unrealized
        losses on marketable securities and derivatives       (2)          641
      Deferred income taxes                                  437         1,105
      Tax benefit related to exercise of stock options         4           110
      Other                                                1,435           573
      Changes in certain assets and liabilities:
          Receivables                                     (5,628)      (10,078)
          Inventories                                    (11,575)        3,322
          Prepaid expenses and other                          74          (721)
          Accounts payable, trade                         11,946        14,209
          Income taxes - accrued and refundable            1,645         2,367
          Accrued expenses and other liabilities          (2,248)        3,383
                                                        --------      --------
            Net cash provided by
              operating activities                           191        20,866
                                                        --------      --------

Cash flows from investing activities:
  Proceeds from sales of marketable securities            15,093        20,399
  Proceeds from sale of property and equipment             1,489         5,894
  Investments in marketable securities                   (15,076)      (19,634)
  Purchases of property and equipment                     (6,317)       (2,300)
  Other                                                      110           226
                                                        --------      --------
            Net cash provided by (used in)
              investing activities                        (4,701)        4,585
                                                        --------      --------

Cash flows from financing activities:
  Proceeds from short-term debt                           14,000          -
  Payments of short-term debt                            (14,000)         -
  Proceeds from long-term debt                               302          -
  Payments of long-term debt                                (222)         (227)
  Issuance of common shares under stock
    incentive plans                                          153           684
  Purchases of common shares for treasury                 (4,354)          (17)
  Cash dividends paid                                     (1,856)       (1,608)
                                                        --------      --------
            Net cash used in
              financing activities                        (5,977)       (1,168)
                                                        --------      --------

Increase (decrease) in cash and temporary
    cash investments                                     (10,487)       24,283

Cash and temporary cash investments
  Beginning of period                                     16,549        28,416
                                                        --------      --------
  End of period                                         $  6,062      $ 52,699
                                                        ========      ========



See Notes to Consolidated Financial Statements.

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


1.    BASIS OF PRESENTATION

      The consolidated balance sheet data as of December 31, 2002 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

      In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair statement of the interim periods reported. The results of operations for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.


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

      The table below presents information about segments used by the chief operating decision-maker of the Company for the three and six-month periods ended June 30, 2003 and 2002:


                                    Three Months         Six Months
                                   Ended June 30,      Ended June 30,
                                   2003      2002      2003      2002
                                   ----      ----      ----      ----
Net sales:
   Recreational vehicles         $115,516  $109,836  $222,912  $218,169
   Modular housing and building    58,387    60,889    97,378   105,402
                                 --------  --------  --------  --------

      Consolidated total         $173,903  $170,725  $320,290  $323,571
                                 ========  ========  ========  ========

Pretax income (loss):
   Recreational vehicles         $    919  $  1,110  $   (602) $    537
   Modular housing and building     3,794     3,970     1,756     3,458
   Other reconciling items           (392)      327    (1,130)      516
                                 --------  --------  --------  --------

      Consolidated total         $  4,321  $  5,407  $     24  $  4,511
                                 ========  ========  ========  ========

                                                 June 30,     December 31,
                                                   2003           2002
                                                   ----           ----
         Total assets:
           Recreational vehicles                $109,229       $ 93,571
           Modular housing and building          105,144         97,765
           Other reconciling items                84,368        101,859
                                                --------       --------

         Consolidated total                     $298,741       $293,195
                                                ========       ========



3.    INVENTORIES

      Inventories consist of the following:

                                                 June 30,     December 31,
                                                   2003           2002
                                                   ----           ----

      Raw materials                             $ 30,051       $ 28,432
      Work in process                             18,739         11,054
      Finished goods                              47,795         45,524
                                                --------       --------

            Total                               $ 96,585       $ 85,010
                                                ========       ========


4.    ACCRUED EXPENSES AND OTHER LIABILITIES

      Accrued expenses and other liabilities consist of the following:

                                                 June 30,     December 31,
                                                   2003           2002
                                                   ----           ----

      Wages, salaries, bonuses and
        Commissions                              $ 4,041        $ 5,661
      Dealer incentives, including volume
        bonuses, dealer trips, interest
        reimbursement, co-op advertising and
        other rebates                              2,901          4,368
      Warranty                                     7,530          8,796
      Insurance-products and general liability,
        workers compensation, group health and
        other                                      7,002          7,434
      Customer deposits and unearned revenues      6,575          5,598
      Other current liabilities                    9,559          7,999
                                                --------       --------

        Total                                   $ 37,608       $ 39,856
                                                ========       ========

Changes in the Company's warranty liability during the three and six months ended June 30, 2003 were as follows:

                                                   Three Months     Six Months
                                                  Ended June 30,  Ended June 30,
                                                       2003            2003
                                                       ----            ----

 Balance of accrued warranty at beginning of period  $ 7,868         $ 8,796
 Warranties issued during the period and changes in
  liability for pre-existing warranties                3,700           6,692
 Cash settlements made during the period              (4,038)         (7,958)
                                                     -------         -------
 Balance of accrued warranty at June 30, 2003.       $ 7,530         $ 7,530
                                                     =======         =======

5.    EARNINGS PER SHARE

      Basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and awards. Basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002 were calculated as follows:

                                            Three Months         Six Months
                                                Ended               Ended
                                               June 30,            June 30,
                                            2003     2002       2003     2002
                                            ----     ----       ----     ----
      Numerator:
       Net income available to common
        stockholders                      $ 2,836  $ 3,563    $    16  $ 2,973

      Denominator:
       Number of shares outstanding, end of period:
        Common stock                       15,517   16,130    15,517    16,130
        Effect of weighted average shares
         outstanding during period           (138)     (18)      (75)      (65)
                                           ------   ------    ------    ------
       Weighted average number of common
        shares used in basic EPS           15,379   16,112    15,442    16,065
       Effect of dilutive securities
        Stock options and awards               35      106        42       112
        Deferred compensation plans           -         10       -          11
                                           ------   ------    ------    ------
       Weighted average number of common
        shares used in diluted EPS         15,414   16,228    15,484    16,188
                                           ======   ======    ======    ======

      For the three and six months ended June 30, 2003 and 2002, 297 and 288 shares and 241 and 267 shares, respectively, of outstanding stock options were not included in the computation of diluted earnings per share because their exercise price was greater than the average market prices for the periods and their inclusion would have been antidilutive.

      The sum of quarterly earnings per share for the two quarters may not equal year-to-date earnings per share due to rounding and changes in diluted potential common shares.


6.    OTHER COMPREHENSIVE INCOME (LOSS)

      The changes in components of other comprehensive income for the three and six months ended June 30, 2003 and 2002 are as follows:

                                             Three Months        Six Months
                                                 Ended              Ended
                                                June 30,           June 30,
                                             2003     2002      2003     2002
                                             ----     ----      ----     ----

      Net income                           $ 2,836  $ 3,563   $    16  $ 2,973
      Unrealized gains on securities held
        for sale, net of taxes                 834      353       930      407
      Unrealized losses on cash flow hedges,
        net of taxes                           (93)     -        (217)     -
                                           -------  -------   -------  -------

         Total comprehensive income        $ 3,577  $ 3,916   $   729  $ 3,380
                                           =======  =======   =======  =======

      As of June 30, 2003 and 2002, the accumulated other comprehensive income
      (loss), net of tax, relating to unrealized losses on securities held for sale was $269 and ($524), respectively, and relating to deferred losses on cash flow hedges was ($217) and $0, respectively.

      During the quarter ended June 30, 2003, the Company recognized an other-than-temporary impairment charge of approximately $488 which has been reflected as an investment loss in the accompanying June 30, 2003 Statement of Operations.


7.    RECLASSIFICATION

      Certain information in the accompanying consolidated statements of operations for the three and six months ended June 30, 2002 has been reclassified to conform to the 2003 presentation. The reclassifications had no effect on net income as previously reported.


8.    COMMITMENTS AND CONTINGENCIES

      The Company was contingently liable under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $.1 million at June 30, 2003.

      The Company was contingently liable at June 30, 2003 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements require the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. Products repurchased from dealers under these agreements are accounted for as a reduction in revenue at the time of repurchase. Although the estimated guarantee approximates $203 million at June 30, 2003, the risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. Historically, the Company has experienced some losses under these agreements and accordingly, has recorded an accrual for the fair value of the guarantees of approximately $.3 million for estimated future losses under repurchase agreements.

      The Company obtains vehicle chassis for its recreational and specialized vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until either assigned to a unit in the production process or 90 days have passed. At the earlier of these dates, the Company is obligated to purchase the chassis and it is recorded as inventory. At June 30, 2003, chassis held as consigned inventory approximated $15.6 million.

      During the first quarter of 2003, the Company made commitments for the construction of a new Class C manufacturing facility to be located on its complex in Middlebury, Indiana. The estimated completed cost of this project was $4.0 million. Production in this facility is expected to begin in August 2003. As of June 30, 2003, the remaining outstanding commitments to this project approximated $1.1 million.

      The Company also entered into a commitment to purchase developed single family residential lots located in a subdivision in Ohio. The purchase is expected to close in August 2003. These lots are to be resold to builders for the purpose of setting and completing the Company's modular homes. The total purchase price of the developed real estate approximated $2.1 million of which a commitment of $1.9 million was still outstanding as of June 30, 2003.

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

      Had the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income (loss) and net income (loss) per share for the three and six-month periods ended June 30, 2003 and 2002 would have been:


                                             Three Months        Six Months
                                                 Ended              Ended
                                                June 30,           June 30,
                                             2003     2002      2003      2002
                                             ----     ----      ----      ----

      Net income, as reported              $ 2,836  $ 3,563   $    16   $ 2,973
      Deduct total stock-based employee
       compensation expense determined
       under fair value based method for
       all awards, net of taxes               (172)    (161)     (282)     (322)
                                           -------  -------   -------   -------

      Pro forma net income (loss)          $ 2,664  $ 3,402   $  (266)  $ 2,651
                                           =======  =======   =======   =======


      Income (loss) per share:

        Basic - as reported                    .18      .22        -        .19
        Basic - pro forma                      .17      .21      (.02)      .17


        Diluted - as reported                  .18      .22        -        .18
        Diluted - pro forma                    .17      .21      (.02)      .16

      On March 1, 2003, the Company adopted the Performance Based Restricted Stock Plan initiated to motivate and reward participants for superior achievement of the Company's pre-established long-term financial performance goals. This new plan, effective as of January 1, 2003, utilizes variable plan accounting, meaning that awards are expensed based upon the fair value of the estimated shares to be earned throughout the vesting period. During the quarter ended March 31, 2003, a total of 88.5 contingent shares were awarded to key employees under the plan. The exact number of shares that each employee will receive is dependent on the Company's performance, with respect to net income, over a three-year period. The amount expensed during the three and six months ended June 30, 2003 was $79 and $176, respectively.


10.   NEW ACCOUNTING PRONOUNCEMENTS

      FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," changes current practice in accounting for, and disclosure of, guarantees. FIN 45 requires certain guarantees to be recorded as liabilities at fair value on the Company's balance sheet. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The disclosure requirements of FIN 45 are effective immediately and are included in Notes 4 and 8. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The recognition and measurement provisions were adopted, prospectively, as of January 1, 2003 and did not have a significant impact on the Company's consolidated financial position or results of operations.

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

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", and addresses consolidation by business enterprises of variable interest entities. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective immediately for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. FIN 46 will be effective for the Company beginning July 1, 2003 for all interest in variable interest entities acquired before February 1, 2003. The Company has not yet determined what effect, if any, the new recognition and measurement provisions will have on the Company's future financial results.

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


                                              Comparison of
                                    Three Months          Six Months
                                      Ended June 30, 2003 and 2002
                                          Increases (Decreases)
                                          ---------------------
                                 Amount   Percentage    Amount   Percentage
                                 ------   ----------    ------   ----------

Net sales                       $  3,178     1.9%      $ (3,281)   (1.0)%

Cost of sales                      1,931     1.3         (3,292)   (1.2)

Delivery expense                     397     5.0            397     2.7

Selling expenses                   1,105    20.9          1,790    17.3

General and
     administrative expenses        (456)   (5.6)           609     3.9

Interest expense                     (49)  (11.6)          (227)  (23.6)

Investment (income) loss             305   160.5            142  (338.1)

Gain on sale of
     properties, net                (650)  (95.0)        (1,310)  (97.1)

Other income, net                   (381)  (90.9)          (477)  (82.7)

Income before income taxes        (1,086)  (20.1)        (4,487)  (99.5)

Income taxes                        (359)  (19.5)        (1,530)  (99.5)

Net income                          (727)  (20.4)        (2,957)  (99.5)

NET SALES

Consolidated net sales for the quarter ended June 30, 2003 were $173.9 million, an increase of $3.2 million, or 1.9%, from the $170.7 million reported for the corresponding quarter last year. Net sales for the six months were $320.3 million, representing a decrease of 1.0% from the $323.6 million reported for the same period in 2002. The Company's recreational vehicle segment experienced a net sales increase of 5.2% for the quarter and an increase of 2.2% for the six months. Both the motorized and towable products had increases in sales dollars and decreases in unit shipments from the 2002 periods. Product mix, specifically Class A's, accounted for higher sales dollars on fewer units for motorized products. For towable products, camping trailers experienced the most significant decline in unit shipments, off 16.1% and 16.9% for the quarter and six months ending June 30, 2003, respectively, from the same periods of the previous year. This inexpensive product type has seen substantial erosion throughout the industry, with wholesale shipments being down 24.0% through May. Both travel trailer and fifth wheel unit shipments were up slightly over the previous year for both the quarter and six-month periods. Compared to 2002, there was an overall decrease in unit shipments of approximately 6.9% and 5.2% for the quarter and six months ended June 30, 2003, respectively. The Company's modular housing and building segment experienced a net sales decrease for the 2003 quarter of 4.1% and a decrease of 7.6% for the six months. This decrease was principally attributable to weak demand for commercial structures and softness in certain residential housing markets where the Company participates. In addition, unusually heavy rains in the eastern part of the country inhibited the Company's ability to deliver ordered product, as builders were unable to complete foundations and site preparation. However, shipments for housing and commercial structures strengthened during the second quarter, with June shipments and backlogs reaching their highest level for the year.


COST OF SALES

Cost of sales increased 1.3%, or $1.9 million, for the three months and decreased 1.2%, or $3.3 million, for the six months ended June 30, 2003. The increase in cost of sales of 1.3% was less than the 1.9% increase in net sales for the quarter. For the six-month period, the decrease in cost of sales of 1.2% was greater than the 1.0% decrease in net sales. The improvement in cost of sales as a percentage of sales for the most recent quarter and six-month period was mainly the benefit of fixed cost savings in the modular housing and building segment resulting from the closing of two of Miller Building Systems' commercial manufacturing facilities.


OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include delivery, selling, general and administrative expenses, were 12.9% and 13.7% for the 2003 quarter and six-month period compared to 12.5% and 12.7% for the quarter and six-month period of 2002. As a percentage of sales, delivery expenses increased by .1 percentage point for the three-month period and .2 percentage points for the six-month period as compared to the prior year three- and six-month periods. The increase in delivery expense as a percentage of sales in 2003 versus 2002 was mainly due to increased fuel costs and resulting increased rates from outside carriers. Selling expenses, at 3.7% of net sales for the quarter and 3.8% of net sales for the six months ended June 30, 2003, were .6 percentage points higher than the comparable quarter and six months of the previous year. The increase in selling expenses as a percentage of sales was primarily related to increased payroll cost and travel-related expenses along with increased expenses related to new product shows. General and administrative expenses were 4.4% of net sales for the second quarter compared to 4.8% for the 2002 corresponding quarter and 5.1% of net sales for the six-month period compared to 4.9% for 2002. The decrease for the quarter was primarily the result of reduced administrative salaries and lower management bonus accruals. For the six-month period, the .2 percentage point increase over the prior year was primarily the result of personnel-related expenses and professional services from the first quarter of 2003 that are not expected to occur in future periods, as indicated by the improvement in the second quarter.


INTEREST EXPENSE

Interest expense was $372 and $734 for the quarter and six-month periods in 2003 compared to $421 and $961 in the same periods last year. Interest expense varies with the amount of long-term debt, borrowings from the Company's line of credit and the amounts borrowed against the cash value of the Company's investment in life insurance contracts. These life insurance contracts were purchased to fund obligations under deferred compensation agreements with executives and other key employees. In September of 2002, as a better utilization of the Company's available cash at that time, $18.5 million in loans against the cash value of life insurance policies were repaid. While the Company was required to utilize its line of credit during certain periods in 2003, the resulting overall reduction in interest expense for quarter and six months ended June 30, 2003 was the direct result of paying off the life insurance loans.


INVESTMENT INCOME (LOSS)

There was a net investment loss of $495 for the quarter ended June 30, 2003 compared to an investment loss of $190 in the same quarter of 2002. For the six-month period, the net investment loss of $100 compared to investment income of $42 the previous year. The investment losses for the quarter were principally attributable to realized losses incurred from the sale of preferred stocks and an other-than-temporary impairment charge of $488 to adjust to market value the carrying cost of certain preferred stocks currently held by the Company.


GAIN ON THE SALE OF PROPERTIES, NET

There was a net gain on the sale of properties for the second quarter of 2003 of $34 compared with a gain of $684 in the same quarter of 2002. The net gain on the sale of properties for the first six months of 2003 and 2002 was $39 and $1,349, respectively. No significant properties were sold during the quarter ended June 30, 2003.


OTHER INCOME, NET

Other income, net, represents income of $38 for the second quarter of 2003 and income of $419 for the same period of the previous year. For the six-month period, other income, net for 2003 was $100 compared to income of $577 in 2002. There were no significant items for the most recent quarter. The most significant item of income for 2002 was a gain of $208 on the redemption of a life insurance policy contract in the second quarter.

INCOME TAXES

For the second quarter ended June 30, 2003, the effective tax rate was 34.4% and the year-to-date rate was 34.6% compared with a 2002 second quarter and year-to-date rate of 34.1%. The Company's effective tax rate fluctuates based upon the states where sales occur, with the level of export sales and also with the amount of nontaxable dividend income on investments.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company generally relies on funds from operations as its primary source of liquidity. In addition, as of June 30, 2003 the Company entered into a new three-year credit agreement for a $35 million unsecured bank line of credit to meet its seasonal working capital needs. The loan agreement contains covenants whereby the Company must maintain certain financial ratios. At June 30, 2003, there were no borrowings against this bank line of credit. For the six months ended June 30, 2003, the major use of cash was for investing and financing activities. Cash used in investing activities consisted primarily of purchases of property and equipment. Cash used in financing activities included the purchase of common shares for treasury and payment of cash dividends.

At June 30, 2003, working capital decreased to $91.0 million from $93.6 million at December 31, 2002. The $7.0 million increase in current assets at June 30, 2003 versus December 31, 2002 was primarily due to increases in net trade receivables of $5.1 million and increases in inventories of $11.6 million during the six-month period, offset by a $10.5 million decrease in cash. The increase in current liabilities of $9.6 million was primarily due to increases in accounts payable of $11.9 million, offset by decreases in accrued expenses and other liabilities.

During the first quarter of 2003, the Company entered into an agreement for the construction of a new Class C manufacturing facility to be located on its complex in Middlebury, Indiana. The estimated completed cost of this project was $4.0 million. Production in this facility is expected to begin in August 2003. The Company also entered into a capital lease commitment during the first quarter of 2003 for a facility located in Fitzgerald, Georgia to be used for towable recreational vehicle production. Total cost to convert this facility to towable production was estimated at $1.5 million. Production began in this facility during the second quarter of 2003. The Company also entered into a commitment to purchase developed single family residential lots located in a subdivision in Ohio. These lots are to be resold to builders for the purpose of setting and completing the Company's modular homes. The total purchase price of the developed real estate approximates $2.1 million.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. Although the Company has periodically utilized its short-term credit facilities during 2003, changes in interest rates would primarily impact the Company's long-term debt. At June 30, 2003, the Company had $11.1 million of long-term debt, including current maturities. Long-term debt consists mainly of industrial development revenue bonds that have variable or floating rates. In January of 2003, the Company entered into various interest rate swap agreements that become effective beginning in October of 2003. These swap agreements, which are designated as cash flow hedges for accounting purposes, effectively convert a portion of the Company's variable-rate borrowings to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. The fair value of the Company's interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. A loss of $.2 million, net of taxes, attributable to changes in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive gain (loss) as of June 30, 2003. If in the future the interest rate swap agreements are determined to be ineffective or are terminated before the contractual termination dates, or if it becomes probable that the hedged variable cash flows associated with the variable-rate borrowings will stop, the Company will be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive gain (loss).

At June 30, 2003, the Company had $10.5 million invested in marketable securities. The Company's marketable securities consist of public utility preferred stocks which typically pay quarterly fixed rate dividends. These financial instruments are subject to market risk in that available energy supplies and changes in available interest rates would impact the market value of the preferred stocks. The Company utilizes U.S. Treasury bond futures options as a protection against the impact of increases in interest rates on the fair value of the Company's investments in these fixed rate preferred stocks. Outstanding options are marked to market with market value changes recognized in current earnings. The U.S. Treasury bond futures options generally have terms ranging from 90 to 180 days. Based on the Company's overall interest rate exposure at June 30, 2003, including variable or floating rate debt and derivatives used to hedge the fair value of fixed rate preferred stocks, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of June 30, 2003, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.


ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003, to ensure that material information relating to the Company (including its consolidated subsidiaries) would be made known to them in connection with the filing of this quarterly report on Form 10-Q. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent June 30, 2003 nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no corrective actions were required or taken.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     a) The annual meeting of the shareholders of Coachmen Industries, Inc. was held on May 1, 2003.

     b) The following nominees were elected Directors for three-year terms expiring in 2006:

            Claire C. Skinner
            Donald W. Hudler
            Philip G. Lux

     c)  The tabulation of votes for each Director nominee was as follows:

                                          For           Withheld
                                          ---           --------
         Election of Directors:
            Claire C. Skinner         14,273,431         128,896
            Donald W. Hudler          14,280,977         121,350
            Philip G. Lux             12,239,373       2,162,953

         The terms of office of the following directors continued after the meeting:

         Geoffrey B. Bloom, Keith D. Corson, Thomas H. Corson, Robert J. Deputy, William P. Johnson, Rex Martin and Edwin W. Miller

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

                   See Index to Exhibits

    (b) Reports on Form 8-K during the quarter ended June 30, 2003

                   Form 8-K, filed on, and dated, April 28, 2003 with respect to
                   Item 9 and furnished pursuant to Item 12 (a press release announcing first quarter results).

                   Form 8-K, filed on, and dated, May 5, 2003, reporting an Item 5 event (a press release announcing the declaration of an $.06 per share regular quarterly dividend).

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       COACHMEN INDUSTRIES, INC.
                                             (Registrant)




Date: August 8, 2003         By: /s/ Claire C. Skinner
                                 -----------------------------------
                                   Claire C. Skinner, Chairman of the
                                   Board and Chief Executive Officer



Date: August 8, 2003         By:  /s/ Joseph P. Tomczak
                                  ----------------------------------
                                   Joseph P. Tomczak, Executive Vice
                                   President and Chief Financial Officer




Date: August 8, 2003         By:  /s/ Gary L. Near
                                  ----------------------------------
                                   Gary L. Near, Vice President
                                   and Controller

                                INDEX TO EXHIBITS

Number Assigned
 In Regulation
 S-K, Item 601              Description of Exhibit

 3(a)(i) Articles of Incorporation of the Company as amended on May 30, 1995 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
              1995).

 3(a)(ii) Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4.2 to the Company's Form S-3 Registration Statement, File No. 333-14579).

 3(b) By-Laws as modified through January 31, 2002 (incorporated by reference to the Company's Form 8-K filed February 20, 2002).

 4(a) Credit Agreement dated as of June 30, 2003 among Coachmen Industries, Inc., the Lenders named therein, and Bank One, Indiana, N.A. and related Subsidiary Guaranty dated as of June 30, 2003 (filed herewith).

*10(a) Long-Term Incentive Performance Based Restricted Stock Plan effective as of March 1, 2003 (filed herewith).

 99.1         Certification of Chief Executive Officer Pursuant to
              Section 302 of the Sarbanes-Oxley Act

 99.2         Certification of Chief Financial Officer Pursuant to
              Section 302 of the Sarbanes-Oxley Act

 99.3         Certification of Chief Executive Officer Pursuant to 18
              U.S.C. Section 1350

 99.4         Certification of Chief Financial Officer Pursuant to 18
              U.S.C. Section 1350


*  Management Contract or Compensatory Plan.