Form 10-Q
period 2003-09-30
COACHMEN INDUSTRIES INC
filed 2003-11-07
CIK 21212

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
                               ------------------

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

    At October 31, 2003:

    Common Shares, without par value 15,534,765 shares outstanding including an equivalent number of common share purchase rights.
--------------------------------------------------------------------------------

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX
                                      -----

                                                              Page No.
                                                              --------
Part I.  Financial Information
------------------------------

    Financial Statements:

       Consolidated Balance Sheets-
       September 30, 2003 and December 31, 2002                  3-4

       Consolidated Statements of Operations-
       Three and Nine Months Ended September 30, 2003 and 2002    5

       Consolidated Statements of Cash Flows-
       Nine Months Ended September 30, 2003 and 2002              6

       Notes to Consolidated Financial Statements                7-13

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations                         14-18

    Quantitative and Qualitative Disclosures About Market Risk  18-19

    Controls and Procedures                                       19

Part II.  Other Information
---------------------------

    Item 6.  Exhibits and Reports on Form 8-K                     20

    Signatures                                                    21

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                             September 30,  December 31,
                                                 2003          2002
                                                 ----          ----
                                              (Unaudited)
ASSETS
Current assets:
  Cash and temporary cash investments         $  5,048      $ 16,549
  Marketable securities                         10,565         7,641
  Trade receivables, less allowance for
   doubtful receivables 2003 - $827
   and 2002 - $861                              49,634        29,408
  Other receivables                              1,915         1,572
  Refundable income taxes                          850         2,878
  Inventories                                  102,828        85,010
  Prepaid expenses and other                     6,658         4,412
  Deferred income taxes                          6,316         6,885
                                              --------      --------

    Total current assets                       183,814       154,355
                                              --------      --------



Property, plant and equipment, at cost         154,521       148,439
  Less, Accumulated depreciation                74,193        69,550
                                              --------      --------

    Property, plant and equipment, net          80,328        78,889
                                              --------      --------



Goodwill                                        18,954        18,954
Cash value of life insurance                    35,614        33,155
Real estate held for sale                         -              276
Other                                            3,945         7,566
                                              --------      --------


Total assets                                  $322,655      $293,195
                                              ========      ========



See Notes to Consolidated Financial Statements.

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                             September 30,  December 31,
                                                 2003          2002
                                                 ----          ----
                                              (Unaudited)
LIABILITIES
Current liabilities:
  Accounts payable, trade                     $ 46,771      $ 18,801
  Accrued income taxes                           3,481         1,222
  Accrued expenses and other liabilities        37,953        39,856
  Current portion of long-term debt                995           902
                                              --------      --------

    Total current liabilities                   89,200        60,781

Long-term debt                                   9,961        10,097
Deferred income taxes                            4,123         4,123
Other                                            9,854         8,768
                                              --------      --------

    Total liabilities                          113,138        83,769
                                              --------      --------

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000 shares; issued 2003 - 21,080
   shares and 2002 - 21,062 shares              91,461        91,283
  Additional paid-in capital                     6,991         6,133
  Unearned compensation on restricted stock       (933)         -
  Accumulated other comprehensive income (loss)    281          (661)
  Retained earnings                            171,641       169,054
  Treasury shares, at cost: 2003 - 5,545
   shares and 2002 - 5,395 shares              (59,924)      (56,383)
                                              --------      --------

    Total shareholders' equity                 209,517       209,426
                                              --------      --------

Total liabilities and shareholders' equity    $322,655      $293,195
                                              ========      ========



See Notes to Consolidated Financial Statements.

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                    Three Months        Nine Months
                                 Ended September 30, Ended September 30,
                                   2003      2002      2003      2002
                                   ----      ----      ----      ----

Net sales                        $200,809  $177,535  $521,099  $501,106

Cost of sales                     167,679   148,090   443,389   427,092
                                 --------  --------  --------  --------

    Gross profit                   33,130    29,445    77,710    74,014
                                 --------  --------  --------  --------

Operating expenses:
  Delivery                          8,896     7,757    24,256    22,720
  Selling                           8,047     6,806    20,160    17,129
  General and administrative        8,216     8,153    24,604    23,932
                                 --------  --------  --------  --------

    Total operating expenses       25,159    22,716    69,020    63,781
                                 --------  --------  --------  --------

    Operating income                7,971     6,729     8,690    10,233
                                 --------  --------  --------  --------

Nonoperating (income) expense:
  Interest expense                    219       424       953     1,385
  Investment income, net             (275)     (321)     (175)     (363)
  Gain on sale of
     properties, net                  (57)      (22)      (96)   (1,371)
  Other (income) expense, net         (44)        8      (144)     (569)
                                 --------  --------  --------  --------

    Total nonoperating (income)
       expense, net                  (157)       89       538      (918)
                                 --------  --------  --------  --------

    Income before income taxes      8,128     6,640     8,152    11,151

Income taxes                        2,770     2,344     2,778     3,882
                                 --------  --------  --------  --------

    Net income                   $  5,358  $  4,296  $  5,374  $  7,269
                                 ========  ========  ========  ========

Earnings per common share:
    Basic                        $    .35  $    .27  $    .35  $    .45
    Diluted                      $    .35  $    .27  $    .35  $    .45

Number of common shares used in
 the computation of earnings
 per common share:
    Basic                          15,427    16,080    15,436    16,070
                                   ------    ------    ------    ------
    Diluted                        15,464    16,175    15,475    16,186
                                   ------    ------    ------    ------

Cash dividends per common share  $    .06  $    .06  $    .18  $    .16



See Notes to Consolidated Financial Statements.

                   COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)                Nine Months
                                                           Ended September 30,
                                                           2003          2002
                                                           ----          ----

Cash flows from operating activities:
  Net income                                            $  5,374      $  7,269
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                         7,112         7,244
      Provision for doubtful receivables                     153           167
      Gain on sale of properties, net                        (96)       (1,371)
      Increase in cash surrender value of
        life insurance policies                             (726)       (1,066)
      Valuation changes and realized and unrealized
        losses on marketable securities and derivatives     (185)          868
      Deferred income taxes                                  569         1,037
      Tax benefit related to exercise of stock options         8           124
      Other                                                1,839           695
      Changes in certain assets and liabilities:
          Receivables                                    (20,722)      (13,667)
          Inventories                                    (17,818)       (6,076)
          Prepaid expenses and other                      (2,246)          473
          Accounts payable, trade                         27,970        19,681
          Income taxes - accrued and refundable            4,287         3,170
          Accrued expenses and other liabilities          (1,903)        4,050
                                                        --------      --------
            Net cash provided by
              operating activities                         3,616        22,598
                                                        --------      --------

Cash flows from investing activities:
  Proceeds from sales of marketable securities            25,215        24,776
  Proceeds from sale of property and equipment             2,393         5,941
  Investments in marketable securities                   (25,505)      (24,133)
  Purchases of property and equipment                    (10,520)       (3,396)
  Other                                                      215          (435)
                                                        --------      --------
            Net cash provided by (used in)
              investing activities                        (8,202)        2,753
                                                        --------      --------

Cash flows from financing activities:
  Proceeds from short-term debt                           23,000          -
  Payments of short-term debt                            (23,000)         -
  Proceeds from long-term debt                               571          -
  Payments of long-term debt                                (614)         (390)
  Repay borrowing against cash value of
    life insurance policies                                 -          (18,458)
  Issuance of common shares under stock
    incentive plans                                          269           804
  Purchases of common shares for treasury                 (4,354)       (3,850)
  Cash dividends paid                                     (2,787)       (2,576)
                                                        --------      --------
            Net cash used in
              financing activities                        (6,915)      (24,470)
                                                        --------      --------

Increase (decrease) in cash and temporary
    cash investments                                     (11,501)          881

Cash and temporary cash investments
  Beginning of period                                     16,549        28,419
                                                        --------      --------
  End of period                                         $  5,048      $ 29,297
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

      In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair statement of the interim periods reported. The results of operations for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.


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

      The table below presents information about segments used by the chief operating decision-maker of the Company for the three and nine-month periods ended September 30, 2003 and 2002:


                                          Three Months         Nine Months
                                       Ended September 30, Ended September 30,
                                         2003      2002      2003      2002
                                         ----      ----      ----      ----
      Net sales:
         Recreational vehicles         $136,241  $113,643  $359,153  $331,812
         Modular housing and building    64,568    63,892   161,946   169,294
                                       --------  --------  --------  --------

            Consolidated total         $200,809  $177,535  $521,099  $501,106
                                       ========  ========  ========  ========

      Pretax income:
         Recreational vehicles         $  2,872  $  2,578  $  2,270  $  3,115
         Modular housing and building     5,528     3,550     7,284     7,008
         Other reconciling items           (272)      512    (1,402)    1,028
                                       --------  --------  --------  --------

            Consolidated total         $  8,128  $  6,640  $  8,152  $ 11,151
                                       ========  ========  ========  ========

                                             September 30,    December 31,
                                                 2003             2002
                                                 ----             ----
         Total assets:
           Recreational vehicles              $129,132         $ 93,571
           Modular housing and building        110,854           97,765
           Other reconciling items              82,669          101,859
                                              --------         --------

         Consolidated total                   $322,655         $293,195
                                              ========         ========


3.  INVENTORIES

    Inventories consist of the following:

                                             September 30,    December 31,
                                                 2003             2002
                                                 ----             ----

      Raw materials                           $ 37,368         $ 28,432
      Work in process                           16,805           11,054
      Improved lots                              1,889             -
      Finished goods                            46,766           45,524
                                              --------         --------

            Total                             $102,828         $ 85,010
                                              ========         ========

    During the quarter ended September 30, 2003, the Company purchased developed single family residential lots to be resold to builders for the purpose of setting and completing the Company's modular homes. This inventory item has been classified under a new category called "Improved lots."


4.  ACCRUED EXPENSES AND OTHER LIABILITIES

    Accrued expenses and other liabilities consist of the following:

                                             September 30,    December 31,
                                                 2003             2002
                                                 ----             ----

      Wages, salaries, bonuses and
        commissions                           $  5,652         $  5,661
      Dealer incentives, including volume
        bonuses, dealer trips, interest
        reimbursement, co-op advertising and
        other rebates                            3,710            4,368
      Warranty                                   7,854            8,796
      Insurance-products and general liability,
        workers compensation, group health and
        other                                    5,728            7,434
      Customer deposits and unearned revenues    5,893            5,598
      Other current liabilities                  9,116            7,999
                                              --------         --------

        Total                                 $ 37,953         $ 39,856
                                              ========         ========

    Changes in the Company's warranty liability during the three and nine months ended September 30, 2003 were as follows:

                                                    Three Months   Nine Months
                                                       Ended          Ended
                                                    September 30,  September 30,
                                                        2003           2003
                                                        ----           ----

    Balance of accrued warranty at beginning of period $ 7,530        $ 8,796
    Warranties issued during the period and changes in
     liability for pre-existing warranties               4,502         11,194
    Cash settlements made during the period             (4,178)       (12,136)
                                                       -------        -------

    Balance of accrued warranty at September 30, 2003  $ 7,854        $ 7,854
                                                       =======        =======


5.  EARNINGS PER SHARE

    Basic earnings per common share is based on the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and awards. Basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002 were calculated as follows:

                                              Three Months        Nine Months
                                                  Ended              Ended
                                              September 30,      September 30,
                                              2003     2002      2003     2002
                                              ----     ----      ----     ----
    Numerator:
     Net income available to common
      stockholders                          $ 5,358  $ 4,296   $ 5,374  $ 7,269

    Denominator:
     Number of shares outstanding, end of period:
      Common stock                           15,535   15,908    15,535   15,908
      Effect of weighted average shares
       outstanding during period               (108)     172       (99)     162
                                             ------   ------    ------   ------
     Weighted average number of common
      shares used in basic EPS               15,427   16,080    15,436   16,070
     Effect of dilutive securities
      Stock options and awards                   37       85        39      106
      Deferred compensation plans               -         10       -         10
                                             ------   ------    ------   ------
     Weighted average number of common
      shares used in diluted EPS             15,464   16,175    15,475   16,186
                                             ======   ======    ======   ======

    For the three and nine months ended September 30, 2003 and 2002, 296 and 287 shares and 335 and 335 shares, respectively, of outstanding stock options were not included in the computation of diluted earnings per share because their exercise price was greater than the average market prices for the periods and their inclusion would have been antidilutive.

    The sum of quarterly earnings per share for the three quarters may not equal year-to-date earnings per share due to rounding and changes in diluted potential common shares.

6.  OTHER COMPREHENSIVE INCOME (LOSS)

    The changes in components of other comprehensive income for the three and nine months ended September 30, 2003 and 2002 are as follows:

                                               Three Months        Nine Months
                                                   Ended              Ended
                                               September 30,      September 30,
                                               2003     2002      2003     2002
                                               ----     ----      ----     ----

     Net income                              $ 5,358  $ 4,296   $ 5,374  $ 7,269
     Unrealized gains (losses) on securities
       available for sale, net of taxes          199     (101)    1,129      306
     Unrealized gains (losses) on cash flow
       hedges, net of taxes                       30      -        (187)     -
                                             -------  -------   -------  -------

        Total comprehensive income           $ 5,587  $ 4,195   $ 6,316  $ 7,575
                                             =======  =======   =======  =======

    As of September 30, 2003 and 2002, the accumulated other comprehensive income (loss), net of tax, relating to unrealized losses on securities available for sale was $468 and ($625), respectively, and relating to deferred losses on cash flow hedges was ($187) and $0, respectively.

    During the quarter and nine months ended September 30, 2003, the Company recognized an other-than-temporary impairment charge of approximately $91 and $579, respectively, which has been reflected as an investment loss in the accompanying September 30, 2003 Statement of Operations.


7.  RECLASSIFICATION

    Certain information in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2002 has been reclassified to conform to the 2003 presentation. The reclassifications had no effect on net income as previously reported.


8.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

    The Company was contingently liable at September 30, 2003 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements require the Company to repurchase its products, sold within the last 12 months, from the financing institution in the event that they have repossessed them upon a dealer's default. Products repurchased from dealers under these agreements are accounted for as a reduction in revenue at the time of repurchase. Although the repurchase agreements cover approximately $208 million of products at September 30, 2003, the risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. The Company has recorded an accrual of approximately $.3 million for the fair value of the guarantees issued during the last twelve months.

    The Company obtains vehicle chassis for its recreational and specialized vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the

    Company's various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until either assigned to a unit in the production process or 90 days have passed. At the earlier of these dates, the Company is obligated to purchase the chassis and it is recorded as inventory. At September 30, 2003, chassis held as consigned inventory approximated $11.4 million.

    During the third quarter of 2003, the Company entered into an agreement with Transamerica Commercial Finance Corporation ("TCFC") to form a private label financing program that provides exclusive financing services to the Company's recreational vehicle dealers. The program, operating under the name "Coachmen Financial Services", will initially focus primarily on wholesale inventory financing, providing the Company's dealers with dedicated lines of credit to purchase products at competitive rates and terms. The agreement provides for a preferred program that provides financing that is subject to the standard repurchase agreement described above. In addition, the agreement provides for a reserve pool whereby TCFC makes available an aggregate line of credit not to exceed $40 million that will provide financing for dealers that may not otherwise qualify for credit approval under the preferred program. No dealer being provided financing from the reserve pool can receive an aggregate line of credit exceeding $5 million. Per each contract year, in addition to the standard repurchase agreement described above, the Company will be liable to TCFC for the first $2 million of aggregate losses, as defined by the agreement, incurred by TCFC on designated dealers with higher credit risks that are accepted into the reserve pool financing program. As of September 30, 2003, no dealer financing had been extended from the reserve pool.

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


9.  STOCK-BASED COMPENSATION

    On March 1, 2003, the Company adopted the Performance Based Restricted Stock Plan initiated to motivate and reward participants for superior achievement of the Company's pre-established long-term financial performance goals. This new plan, effective as of January 1, 2003, utilizes variable plan accounting, meaning that awards are expensed based upon the fair value of the estimated shares to be earned throughout the vesting period. During the quarter ended March 31, 2003, a total of 88.5 contingent shares were awarded to key employees under the plan. The exact number of shares that each employee will receive is dependent on the Company's performance, with respect to net income, over a three-year period. The amount expensed during the three and nine month periods ended September 30, 2003 was $83 and $259, respectively.

    The Company also has stock option plans and an employee stock purchase plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25,

    "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net earnings for these plans, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock at the date of grant.

    The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

    Had the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income and net income per share for the three and nine-month periods ended September 30, 2003 and 2002 would have been:

                                              Three Months        Nine Months
                                                  Ended              Ended
                                              September 30,      September 30,
                                              2003     2002      2003     2002
                                              ----     ----      ----     ----

     Net income, as reported                $ 5,358  $ 4,296   $ 5,374  $ 7,269

     Add: Stock-based compensation expense
      under variable plan included in
      reporting net income, net of taxes         56      -         171      -

     Deduct: Total stock-based employee
      compensation expense determined
      under fair-value based method for
      all awards, net of taxes                 (204)     (98)     (601)    (420)
                                            -------  -------   -------  -------

     Pro forma net income                   $ 5,210  $ 4,198   $ 4,944  $ 6,849
                                            =======  =======   =======  =======

     Income per share:

     Basic - as reported                      $ .35    $ .27     $ .35    $ .45
     Basic - pro forma                          .34      .26       .32      .43

     Diluted - as reported                      .35      .27       .35      .45
     Diluted - pro forma                        .34      .26       .32      .42


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

    In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require disclosure in interim financial statements regarding the method used on reported results. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that requires this accounting. Pro forma disclosures of quarterly earnings are included in Note 9 of this quarterly statement.

    In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) value to the customer exists on a stand alone basis,(2) there is objective and reliable evidence of the fair value of the undelivered items and (3) the arrangement includes a general right of return, where delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor. Arrangement consideration should be allocated among the separate deliverables based on their relative fair values. The accounting for revenue arrangements under EITF 00-21 was adopted for all new agreements entered into in periods beginning after June 15, 2003. The new recognition and measurement provisions did not have a significant impact on the Company's consolidated financial position and results of operations.

    In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective immediately for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. FIN 46 will be effective for the Company for the quarter ending December 31, 2003 for all interest in variable interest entities acquired before February 1, 2003. The Company has not yet determined what effect, if any, the new recognition and measurement provisions will have on the Company's future financial results.

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


                                               Comparison of
                                     Three Months          Nine Months
                                     Ended September 30, 2003 and 2002
                                           Increases (Decreases)
                                           ---------------------
                                  Amount Percentage     Amount Percentage
                                  ------ ----------     ------ ----------

Net sales                       $ 23,274    13.1%     $ 19,993     4.0%

Cost of sales                     19,589    13.2        16,297     3.8

Delivery expense                   1,139    14.7         1,536     6.8

Selling expenses                   1,241    18.2         3,031    17.7

General and
     administrative expenses          63      .8           672     2.8

Interest expense                    (205)  (48.3)         (432)  (31.2)

Investment (income) loss              46   (14.3)          188   (51.8)

Gain on sale of
     properties, net                 (35)  159.1         1,275   (93.0)

Other income, net                     52   650.0          (425)  (74.7)

Income before income taxes         1,488    22 4        (2,999)  (26.9)

Income taxes                         426    18.2        (1,104)  (28.4)

Net income                         1,062    24.7        (1,895)  (26.1)

NET SALES

Consolidated net sales for the quarter ended September 30, 2003 were $200.8 million, an increase of $23.3 million, or 13.1%, from the $177.5 million reported for the corresponding quarter last year. Net sales for the nine months were $521.1 million, representing an increase of 4.0% over the $501.1 million reported for the same period in 2002. The Company's recreational vehicle segment experienced a net sales increase of 19.9% for the quarter and an increase of 8.2% for the nine months. Compared to 2002 third quarter and year-to-date, respectively, Class A unit shipments increased 33.0% and 9.8%, Class C unit shipments decreased 19.8% and 13.6%, travel trailer units shipments declined 14.1% and 4.6% and fifth wheel unit shipments increased 107.5% and 35.5%. Camping trailers experienced the most significant decline for towable products in unit shipments, off 16.2% and 16.9% for the quarter and nine months ending September 30, 2003, respectively, from the same periods of the previous year. This inexpensive product type has seen substantial erosion throughout the industry, with wholesale shipments for the industry being down 24.2% through August. Compared to 2002, the Company experienced an overall decrease in recreational vehicle unit shipments of approximately 2.4% and 4.3% for the quarter and nine months ended September 30, 2003, respectively.

The Company's modular housing and building segment experienced a net sales increase for the 2003 quarter of 1.1% and a decrease of 4.3% for the nine months. This decrease for the nine-month period was principally attributable to weak demand for commercial structures and softness in certain residential housing markets where the Company participates. In addition, unusually heavy rains in the eastern part of the country hindered the Company's ability to deliver ordered product, as builders were unable to complete foundations and site preparation. However, as indicated by the results of the most recent quarter, shipments for housing and commercial structures strengthened and backlogs continue to remain strong.


COST OF SALES

Cost of sales increased 13.2%, or $19.6 million, for the three months and 3.8%, or $16.3 million, for the nine months ended September 30, 2003 as compared to the corresponding periods in 2002. The increase in cost of sales was .1 percentage point greater than the 13.1% increase in net sales for the quarter. For the nine-month period, the increase in cost of sales of 3.8% was .2 percentage points less than the 4.0% increase in net sales. The improvement in cost of sales as a percentage of sales for the nine-month period was mainly the benefit of fixed cost savings in the modular housing and building segment resulting from the closing of two of Miller Building Systems' commercial manufacturing facilities.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include delivery, selling, general and administrative expenses, were 12.5% and 13.2% for the 2003 quarter and nine-month period compared to 12.8% and 12.7% for the quarter and nine-month period of 2002. As a percentage of sales, delivery expenses for the three-month period were unchanged at 4.4% as compared to 2002 while the nine-month period of 4.7% increased by .2 percentage points as compared to the prior year. The increase in delivery expense as a percentage of sales in 2003 versus 2002 was mainly due to fluctuating fuel costs and resulting surcharges from outside carriers. Selling expenses, at 4.0% of net sales for the quarter and 3.9% of net sales for the nine months ended September 30, 2003, were .2 and ..5 percentage points higher than the comparable quarter and nine months of the previous year, respectively. The increase in selling expenses as a percentage of sales was primarily related to increased staffing costs and travel-related expenses along with increased expenses related to new product shows. General and administrative expenses were 4.1% of net sales for the third quarter compared to 4.6% for the 2002 corresponding quarter and 4.7% of net sales for the nine-month period compared to 4.8% for 2002. The decrease as a percentage of sales for the quarter and nine-month period was primarily the result of lower management bonus accruals and the favorable settlement of a sales tax dispute during the third quarter which resulted in the reduction of an estimated reserve.


INTEREST EXPENSE

Interest expense was $219 and $953 for the quarter and nine-month periods in 2003 compared to $424 and $1,385 in the same periods last year. Interest expense varies with the amount of long-term debt, borrowings from the Company's line of credit and the amounts borrowed against the cash value of the Company's investment in life insurance contracts. The overall reduction in interest expense for quarter and nine months ended September 30, 2003 was primarily due to paying off life insurance loans in September 2002.


INVESTMENT INCOME

There was net investment income of $275 for the quarter ended September 30, 2003 compared to $321 in the same quarter of 2002. For the nine-month period, net investment income of $175 compared to income of $363 the previous year. Net investment income for the quarter was principally attributable to realized gains incurred from the sale of preferred stocks. For the nine-month period, these gains were offset by an other-than-temporary impairment charge of $579 to adjust to market value the carrying cost of certain preferred stocks held by the Company.


GAIN ON THE SALE OF PROPERTIES, NET

There was no significant gain on the sale of properties realized during the third quarter of 2003 or 2002. The net gain on the sale of properties for the first nine months of 2003 and 2002 was $96 and $1,371, respectively.

OTHER INCOME AND EXPENSE, NET

Other income, net, represents income of $44 for the third quarter of 2003 and expense of $8 for the same period of the previous year. For the nine-month period, other income, net for 2003 was $144 compared to income of $569 in 2002. There were no significant items for the most recent quarter. The most significant item of income for 2002 was a gain of $208 on the redemption of a life insurance policy contract in the second quarter.


INCOME TAXES

For the third quarter and nine months ended September 30, 2003, the effective tax rate was 34.1% compared with the 2002 third quarter and year-to-date rate of 35.3% and 34.8%, respectively. The Company's effective tax rate fluctuates based upon the states where sales occur, with the level of export sales and also with the amount of nontaxable dividend income on investments.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company generally relies on funds from operations as its primary source of liquidity. In addition, as of June 30, 2003 the Company entered into a new three-year credit agreement for a $35 million unsecured bank line of credit to meet its seasonal working capital needs. At September 30, 2003, there were no borrowings against this bank line of credit. The Company believes that its cash and investments, anticipated operating cash flows and available borrowing capacity are sufficient to meet its requirements for the foreseeable future.

Cash used in investing activities consisted primarily of purchases of property and equipment. As of September 30, 2003, the Company had completed construction of a new Class C manufacturing facility located on its complex in Middlebury, Indiana. Production in this facility began in August 2003. The Company also entered into a capital lease commitment during the first quarter of 2003 for a facility located in Fitzgerald, Georgia to be used for towable recreational vehicle production. Production began in this facility during the second quarter of 2003. Cash used in financing activities included the purchase of common shares for treasury and payment of cash dividends.

At September 30, 2003, working capital increased to $94.6 million from $93.6 million at December 31, 2002. The $29.5 million increase in current assets at September 30, 2003 versus December 31, 2002 was primarily due to increases in net trade receivables of $20.2 million and increases in inventories of $17.8 million during the nine-month period, offset by a $11.5 million decrease in cash. The increase in current liabilities of $28.4 million was primarily due to increases in accounts payable of $28.0.

The commercial modular business has experienced a mild recovery in its telecommunications shelter business, enabling positive cash flow to be reported recently from its operating units. The goodwill associated with the commercial modular business, along with all other recorded goodwill, will be evaluated for possible impairment during the fourth quarter of 2003 in accordance with the Company's normal procedure.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. Although the Company has periodically utilized its short-term credit facilities during 2003, changes in interest rates would primarily impact the Company's long-term debt. At September 30, 2003, the Company had $11.0 million of long-term debt, including current maturities. Long-term debt consists mainly of industrial development revenue bonds that have variable or floating rates. In January of 2003, the Company entered into various interest rate swap agreements that become effective beginning in October of 2003. These swap agreements, which are designated as cash flow hedges for accounting purposes, effectively convert a portion of the Company's variable-rate borrowings to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. The fair value of the Company's interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. A loss of $.2 million, net of taxes, attributable to changes in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive gain (loss) as of September 30, 2003. If in the future the interest rate swap agreements are determined to be ineffective or are terminated before the contractual termination dates, or if it becomes probable that the hedged variable cash flows associated with the variable-rate borrowings will stop, the Company will be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive gain (loss).

At September 30, 2003, the Company had $10.6 million invested in marketable securities. The Company's marketable securities consist of public utility preferred stocks which typically pay quarterly fixed rate dividends. These financial instruments are subject to market risk in that available energy supplies and changes in available interest rates would impact the market value of the preferred stocks. The Company utilizes U.S. Treasury bond futures options as a protection against the impact of increases in interest rates on the fair value of the Company's investments in these fixed rate preferred stocks. Outstanding options are marked to market with market value changes recognized in current earnings. The U.S. Treasury bond futures options generally have terms ranging from 90 to 180 days. Based on the Company's overall interest rate exposure at September 30, 2003, including variable or floating rate debt and derivatives used to hedge the fair value of fixed rate preferred stocks, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of September 30, 2003, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.


ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003, to ensure that material information relating to the Company (including its consolidated subsidiaries) would be made known to them in connection with the filing of this quarterly report on Form 10-Q. There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

            See Index to Exhibits

    (b) Reports on Form 8-K during the quarter ended September 30, 2003

            Form 8-K, filed on, and dated, July 7, 2003, reporting an Item 5 event (a press release announcing that All American Homes, LLC, a subsidiary of the Company, plans to become a subdivision builder).

            Form 8-K, filed on, and dated, July 28, 2003 with respect to Item 9 and furnished pursuant to Item 12 (a press release announcing second quarter results).

            Form 8-K, filed on, and dated, August 15, 2003, reporting an Item 5 event (a press release announcing the declaration of a $.06 per share regular quarterly dividend).

            Form 8-K, filed on August 19, 2003 and dated August 18, 2003, reporting an Item 5 event (a press release announcing the results of a recent dealer seminar held by Georgie Boy Manufacturing, LLC, a subsidiary of the Company).

            Form 8-K, filed on August 27, 2003 and dated August 25, 2003, reporting an Item 5 event (a press release announcing the results of a recent dealer seminar held by Coachmen RV Company, LLC, a subsidiary of the Company).

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       COACHMEN INDUSTRIES, INC.
                                             (Registrant)




Date: November 7, 2003       By: /s/ Claire C. Skinner
                                 -------------------------------------
                                   Claire C. Skinner, Chairman of the
                                   Board and Chief Executive Officer




Date: November 7, 2003       By:  /s/ Joseph P. Tomczak
                                  ------------------------------------
                                   Joseph P. Tomczak, Executive Vice
                                   President and Chief Financial Officer




Date: November 7, 2003       By:  /s/ Gary L. Near
                                  ------------------------------------
                                   Gary L. Near, Vice President
                                   and Controller

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

 3(b) By-Laws as modified through January 31, 2002 (incorporated by reference to the Company's Form 8-K filed February 20, 2002).

 4(a) Credit Agreement dated as of June 30, 2003 among Coachmen Industries, Inc., the Lenders named therein, and Bank One, Indiana, N.A. (incorporated by reference to the Company's Form 10-Q filed on August 8, 2003).

 31.1         Certification of Chief Executive Officer Pursuant to
              Section 302 of the Sarbanes-Oxley Act

 31.2         Certification of Chief Financial Officer Pursuant to
              Section 302 of the Sarbanes-Oxley Act

 32           Certification of Chief Executive Officer and Chief
              Financial Officer Pursuant to 18 U.S.C. Section 1350