Form 10-K
period 2003-12-31
COACHMEN INDUSTRIES INC
filed 2004-03-12
CIK 21212

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   (Mark one)
   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003.
                                   OR
   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____ to _____.

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

    Common Stock, Without Par Value,               New York Stock Exchange
 and associated Common Share Purchase Rights       (NAME OF EACH EXCHANGE ON
          (TITLE OF EACH CLASS)                         WHICH REGISTERED)

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

   The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) was $165.6 million (based upon the closing price on the New York Stock Exchange and that 90.0% of such shares are owned by non-affiliates).

   As of February 27, 2004, 15,559,062 shares of the registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

                                        Parts of Form 10-K into which
            DOCUMENT                    THE DOCUMENT IS INCORPORATED



Portions of the Proxy Statement for
the Annual Meeting of Shareholders
to be held on April 29, 2004                       Part III

                                     Part I

ITEM 1.      BUSINESS

Coachmen Industries, Inc. (the "Company" or the "Registrant") was incorporated under the laws of the State of Indiana on December 31, 1964, as the successor to a proprietorship established earlier that year. All references to the Company include its wholly owned subsidiaries and divisions.

The Company is one of America's leading manufacturers of recreational vehicles with well-known brand names including Coachmen(R), Georgie Boy(R), Sportscoach(R), and Viking(R). Through its housing and building group, Coachmen Industries also comprises one of the nation's largest producers of both systems-built homes and commercial structures with its All American Homes(R), Mod-U-Kraf(R), All American Building Systems(TM), and Miller Building Systems(TM) products. Prodesign, LLC is a subsidiary that produces custom composite and thermoformed plastic parts for numerous industries under the Prodesign(R) brand. Coachmen Industries, Inc. is a publicly held company with stock listed on the New York Stock Exchange (NYSE) under the COA ticker symbol.

The Company operates in two primary business segments, recreational vehicles and housing and buildings (formerly modular housing and buildings). The Recreational Vehicle ("RV") Segment manufactures and distributes Class A and Class C motorhomes, travel trailers, fifth wheels, camping trailers and related parts and supplies. The Housing and Building Segment manufactures and distributes factory-built modules for residential and commercial buildings.

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

The principal brand names for the RV group are Aurora(TM), Bellagio(TM), Capri(TM), Captiva(TM), Cascade(TM), Catalina(R), Chaparral(TM), Cheyenne(TM), Clipper(R), Coachmen(R), Concord(TM), Cross Country(R), Cruise Air(R), Cruise Master(R), Epic(TM), Freedom by Coachmen(TM), Freelander by Coachmen(TM), Georgie Boy(R), Landau(R), Legend(TM), Leprechaun(R), Mirada(TM), Oasis(TM), Pursuit(R), Saga(TM), Santara(R), Shasta(R), Somerset Dream Catcher(TM), Spirit of America(TM), Sportscoach(R), Velocity(TM) and Viking(R).

In January 2004, the Company entered into a long-term exclusive licensing agreement with The Coleman Company, Inc. to design, produce and market a full line of new Coleman(R) brand recreational vehicles. The initial product offerings will be a line of camping trailers, beginning in the third quarter of 2004, with other product offerings to follow.

Recreational vehicles are either driven or towed and serve as temporary living quarters for camping, travel and other leisure activities. Recreational vehicles manufactured by the Company may be categorized as motorhomes, travel trailers or camping trailers. A motorhome is a self-powered mobile dwelling built on a special heavy-duty motor vehicle chassis. A travel trailer is a non-motorized mobile dwelling designed to be towed behind another vehicle.

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

Prodesign, LLC, located in Indiana, is a custom manufacturer of diversified thermoformed and composite products for the automotive, marine, recreational vehicle, medical and heavy truck industries.

MARKETING

Recreational vehicles are generally manufactured against orders received from RV dealers, who are responsible for the retail sale of the product. These products are marketed through approximately 700 independent dealers located in 48 states and internationally and through the two Company-owned dealerships. Subject to applicable laws, agreements with most of its dealers are cancelable on short notice, provide for minimum inventory levels and establish sales territories. No dealer accounts for 10% or more of the Company's net sales.

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

     Most dealers' purchases of RV's from the RV group are financed through "floor plan" arrangements. Under these arrangements, a bank or other financial institution agrees to lend the dealer all or most of the purchase price of its recreational vehicle inventory, collateralized by a lien on such inventory. The RV group generally executes repurchase agreements at the request of the financing institution. These agreements typically provide that, for up to twelve months after a unit is financed, the Company will repurchase a unit that has been repossessed by the financing institution for the amount then due to the financing institution. This is usually less than 100% of the dealer's cost. Risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased (see Note 12 of Notes to Consolidated Financial Statements). Resulting mainly from periodic business conditions negatively affecting the recreational vehicle industry, the Company has previously experienced some losses under repurchase agreements. Accordingly, the Company has recorded an accrual for estimated losses under repurchase agreements. In addition, at December 31, 2003, the group was contingently liable under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $4.6 million, an increase of approximately $3.7 million from the $.9 million in guarantees at December 31, 2002. The RV group does not finance retail consumer purchases of its products, nor does it generally guarantee consumer financing.

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

COMPETITION AND REGULATION

The RV industry is highly competitive, and the RV group has numerous competitors and potential competitors in each of its classes of products, some of which have greater financial and other resources than the Company. Initial capital requirements for entry into the manufacture of recreational vehicles, particularly towables, are comparatively small; however, codes, standards, and safety requirements enacted in recent years may act as deterrents to potential competitors.

The RV group's recreational vehicles generally compete at all price points except the ultra high-end. The RV group strives to be a quality and value leader in the RV industry. The RV group emphasizes a quality product and a strong commitment to competitive pricing in the markets it serves. The RV group estimates that its current overall share of the recreational vehicle market is approximately six percent, on a unit basis.

The recreational vehicle industry is fairly heavily regulated. The National Highway Traffic Safety Administration (NHTSA), the Transportation Recall Enhancement, Accountability, and Documentation Act (TREAD), state lemon law statutes, laws regulating the operation of vehicles on highways, state and federal product warranty statutes and state legislation protecting motor vehicle dealerships all impact the way the RV group conducts its recreational vehicle business.

State and federal environmental laws also impact both the production and operation of the Company's products. The Company has an Environmental Department dedicated to efforts to comply with applicable environmental regulations. To date, the RV group has not experienced any material adverse effect from existing federal, state, or local environmental regulations.

HOUSING AND BUILDING SEGMENT

PRODUCTS

The Housing and Building Segment consists of residential and commercial buildings. The Company's housing and building subsidiaries (the All American Homes group, Mod-U-Kraf Homes, LLC and Miller Building Systems, Inc.) produce factory-built modules for single-family residences, multi-family duplexes, apartments, condominiums, hotels and specialized structures for municipal and commercial use.

All American Homes and Mod-U-Kraf design, manufacture and market factory-built modular housing and modular commercial structures. All American Homes is the largest producer of modular homes in the United States and has seven operations strategically located in Colorado, Indiana, Iowa, Kansas, North Carolina, Ohio and Tennessee. Mod-U-Kraf operates from a plant in Virginia. Together these plants serve approximately 470 independent builders in 36 states and three Company-owned builders located in Indiana, Kansas and Tennessee. Modular homes are built to the same local building codes as site-built homes by skilled craftsmen in a factory environment unaffected by weather conditions during production. Production takes place on an assembly line, with components moving from workstation to workstation for framing, electrical, plumbing, drywall, roofing, and cabinet setting, among other operations. An average two-module home can be produced in just a few days. As nearly completed homes when they leave the plant, home modules are delivered to their final locations, typically in two to seven sections, and are crane set onto a waiting basement or crawl space foundation.

Miller Building Systems, Inc. ("Miller Building") designs, manufactures and markets factory-built modular buildings for commercial use such as office buildings, permanent housing, temporary housing, classrooms, telecommunication shelters and other forms of shelter. Miller Building specializes in the education and medical fields with its commercial modular buildings. It is also a major supplier of shelters to house sophisticated telecommunications equipment for cellular and digital telephones, data transmission systems and two-way wireless communications. Miller Building also offers site construction services, which range from site management to full turnkey operations. Depending on the specific requirements of its customers, Miller Building uses wood, wood and steel, concrete and steel, cam-lock panels or all concrete to fabricate its structures. Miller Building manufactures its buildings in a factory, and the assembled modules are delivered to the site location for final installation. Miller Building has manufacturing facilities located in Indiana, Pennsylvania and Vermont.

MARKETING

The Housing and Building group participates in an expanding market for the factory-built residential and commercial buildings. Housing is marketed directly to approximately 470 builders in 36 states who will sell, rent or lease the buildings to the end-user. Commercial buildings are marketed to approximately 135 companies in 35 states. Customers may be national, regional or local in nature.

The housing group regularly conducts builder meetings to review the latest in new design options and component upgrades. These meetings provide an opportunity for valuable builder input and suggestions at the planning stage. The modular homes business is currently concentrated in the rural, scattered lot markets in the geographic regions served. The Company has launched initiatives to supply product into additional markets, including residential subdivisions in lower tier metropolitan areas, group living facilities, motels/hotels, professional office buildings and other commercial structures.

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

To further develop its initiatives to expand into additional markets, the Company formed a new subsidiary during the year called All American Building Systems, LLC. This new subsidiary will integrate direct sales and marketing for both the All American Homes facilities and the Miller Building Systems facilities. The Company anticipates that by combining the high volume production capacity of All American Homes with Miller's custom building orientation they will be able to provide a building solution without match in the market place. Ultimately, this new entity will be dedicated to identifying new markets for the Company's products through channels other than the traditional builder/dealer network. All American Building Systems, LLC will become the primary, if not sole, sales group for Miller Building Systems. Miller's technical sales personnel will become part of the new entity in order to provide estimating capability and support the sales efforts. Miller's existing engineering department will form the nucleus of the combined engineering effort. This will all but eliminate the need for out-sourced design services for All American Homes and ensure commonality of the products manufactured by the various plants. The operating business model for both Miller Building Systems and All American Homes is being revised to reflect the evolving growth opportunities that exist within the modular industry.

BUSINESS FACTORS

As a result of transportation costs, the effective distribution range of factory-built homes and commercial buildings is limited. The shipping area from each manufacturing facility is typically 200 to 300 miles for modular homes and 600 miles for commercial buildings. The potential shipping radius of the telecommunication shelters is not as restricted as that of factory-built homes and commercial buildings; however, the marketing of these shelters is concentrated in geographic areas where there is a freight advantage over a large portion of the competitors.

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

COMPETITION AND REGULATION

Competition in the factory-built building industry is intense and the Housing and Building group competes with a number of entities, some of which may have greater financial and other resources than the Company. The demand for modular homes may be impacted by the ultimate purchaser's acceptance of factory-built homes as an alternative to site-built homes. To the extent that factory-built buildings become more widely accepted as an alternative to conventional on-site construction, competition from local contractors and manufacturers of other pre-engineered building systems may increase. In addition to the competition from companies designing and constructing on-site buildings, the Housing and Building group competes with numerous factory-built building manufacturers that operate in particular geographical regions.

The Housing and Building group competes for orders from its customers primarily on the basis of quality, timely delivery, engineering capability, reliability and price. The group believes that the principal basis on which it competes with on-site construction is the combination of: the timeliness of factory versus on-site construction, the cost of its products relative to on-site construction, the quality and appearance of its buildings, its ability to design and engineer buildings to meet unique customer requirements, and reliability in terms of completion time. Manufacturing efficiencies, quantity purchasing and generally lower wage rates of factory construction, even with the added transportation expense, result in the cost of factory-built buildings being equal to or lower than the cost of on-site construction of comparable quality. With manufacturing facilities strategically located throughout the country, the Housing and Building group provides a streamlined construction process. This process of manufacturing the building modules in a weather-free, controlled environment, while the builder prepares the site, significantly reduces the time to completion on a customer's project.

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

                                     GENERAL
             (APPLICABLE TO ALL OF THE COMPANY'S PRINCIPAL MARKETS)


BUSINESS SEGMENTS

The table below sets forth the composition of the Company's net sales for each of the last three years (dollar amounts in millions):


                                     2003          2002          2001
                                 Amount    %   Amount    %   Amount    %
                                ------------- ------------- -------------

 Recreational Vehicles           $488.2  68.7  $435.6  65.5  $344.6  58.7

 Housing and Buildings            222.9  31.3   229.6  34.5   242.6  41.3
                                 ------ -----  ------ -----  ------ -----
     Total                       $711.1 100.0  $665.2 100.0  $587.2 100.0
                                 ====== =====  ====== =====  ====== =====

Additional information concerning business segments is included in Note 2 of the Notes to Consolidated Financial Statements.

SEASONALITY

Historically, the Company has experienced greater sales during the second and third quarters with lesser sales during the first and fourth quarters. This reflects the seasonality of RV sales for products used during the summer camping season and also the adverse impact of weather on general construction for the modular building applications.

EMPLOYEES

At December 31, 2003, Coachmen employed 4,490 persons, 945 of whom are salaried and involved in operations, engineering, purchasing, manufacturing, service and warranty, sales, distribution, marketing, human resources, accounting and administration. The Company provides group life, dental, vision services, hospitalization, and major medical plans under which the employee pays a portion of the cost. In addition, employees can participate in a 401(k) plan and a stock purchase plan. Certain employees can participate in a stock option plan and in deferred and supplemental deferred compensation plans (see Notes 8 and 9 of Notes to Consolidated Financial Statements). The Company considers its relations with employees to be good.

RESEARCH AND DEVELOPMENT

During 2003, the Company spent approximately $7.2 million on research related to the development of new products and improvement of existing products. The amounts spent in 2002 and 2001 were approximately $6.4 million and $6.6 million, respectively.

ITEM 2. PROPERTIES

The Registrant owns or leases 3,517,522 square feet of plant and office space, located on 1,144.0 acres, of which 2,937,074 square feet are used for manufacturing, 243,296 square feet are used for warehousing and distribution, 46,024 square feet are used for research and development, 70,844 square feet are used for customer service and 220,284 square feet are offices. Included in these numbers are 71,310 square feet leased to others and 86,310 square feet available for sale or lease. The Registrant believes that its present facilities, consisting primarily of steel clad, steel frame or wood frame construction and the machinery and equipment contained therein, are well maintained and in good condition.

The following table indicates the location, number and size of the Registrant's properties by segment as of December 31, 2003:

                                                  No. of   Building Area
             Location                   Acreage  Buildings   (Sq. Ft.)
             --------                   -------  ---------   ---------

Properties Owned and Used by Registrant:

  Recreational Vehicle Group

     Elkhart, Indiana                     46.1       11       318,094
     Middlebury, Indiana                 490.5       27       888,993
     Fitzgerald, Georgia                  29.6        4       167,070
     Centreville, Michigan               105.0        4        84,865
     Edwardsburg, Michigan                83.1       12       303,254
     Colfax, North Carolina                7.1        3        15,200
     Goshen, Indiana                      18.0        1        80,000
                                        ------      ---     ---------

          Subtotal                       779.4       62     1,857,476
                                        ------      ---     ---------

  Housing and Building Group

     Decatur, Indiana                     40.0        1       202,870
     Elkhart, Indiana                     20.0        4       132,300
     Dyersville, Iowa                     20.0        1       168,277
     Leola, Pennsylvania                  20.0        2       113,100
     Springfield, Tennessee               45.0        1       132,603
     Rutherfordton, North Carolina        37.7        1       169,177
     Zanesville, Ohio                     23.0        2       139,753
     Bennington, Vermont                   5.0        1        28,900
     Rocky Mount, Virginia                39.6        4       129,293
     Osage City, Kansas                   29.2        3       130,818
     Wichita, Kansas                       3.0        -          -
     Milliken, Colorado                   23.0        1       141,675
                                       -------      ---     ---------

          Subtotal                       305.5       21     1,488,766
                                       -------      ---     ---------

          Total owned and used         1,084.9       83     3,346,242
                                       -------      ---     ---------


Properties Leased and Used by Registrant:

  Recreational Vehicle Group

     Elkhart, Indiana                     6.6         1         8,000
                                       ------       ---     ---------

          Subtotal                        6.6         1         8,000
                                       ------       ---     ---------

Properties Leased and Used by Registrant

  Housing and Building Group

     Vestal, New York                      -          1         5,660
     Sioux Falls, South Dakota            2.0         -          -
                                      -------       ---     ---------

          Subtotal                        2.0         1         5,660
                                      -------       ---     ---------

          Total leased and used           8.6         2        13,660
                                      -------       ---     ---------


Properties Owned by Registrant and Leased to Others:

  Recreational Vehicle Group

     Crooksville, Ohio                   10.0         2        39,310
     Melbourne, Florida                   7.5         1        32,000
                                      -------       ---     ---------

          Total owned and leased         17.5         3        71,310
                                      -------       ---     ---------


Properties Owned by Registrant and Available for Sale or Lease:

  Recreational Vehicle Group

     Perris, California                   2.2         -          -
     Grapevine, Texas                     8.6         -          -
     Longview, Texas                      9.2         -          -
                                        -----       ---       -------

          Subtotal                       20.0         -          -
                                        -----       ---       -------

  Housing and Building Group

     Decatur, Indiana                     3.3         2        86,310
     Rocky Mount, Virginia                9.7         -          -
                                        -----       ---       -------

          Subtotal                       13.0         2        86,310
                                        -----       ---      --------

          Total owned and available
            for sale or lease            33.0         2        86,310
                                        -----       ---      --------


          Total Company               1,144.0        90     3,517,522
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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the quarter ended December 31, 2003 to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the executive officers of the Company, as of December 31, 2003:

       Name                         Position


  Claire C. Skinner         Chairman of the Board and Chief Executive Officer

  Matthew J. Schafer        President and Chief Operating Officer

  Richard M. Lavers         Executive Vice President and General Counsel and
                                Secretary

  Joseph P. Tomczak         Executive Vice President and Chief Financial Officer

  Michael R. Terlep, Jr.    President, CLI dba Coachmen RV Group and President,
                                Coachmen Recreational Vehicle Company, LLC

  Steven E. Kerr            President, All American Homes, LLC

  William G. Lenhart        Senior Vice President, Human Resources

CLAIRE C. SKINNER (age 49) served as Chairman of the Board and Chief Executive Officer since August 1997 while assuming the position of President of the Company from September 2000 through November 2003. Before that, she served as Vice Chairman of the Company since May 1995, and as Executive Vice President from 1990 to 1995. From 1987 through July 1997, Ms. Skinner served as the President of Coachmen RV, the Company's largest division. Prior to that, she held several management positions in operations and marketing since 1983. She received her B.F.A. degree in Journalism/Marketing from Southern Methodist University and her J.D. degree from the University of Notre Dame Law School.

MATTHEW J. SCHAFER (age 43) joined Coachmen Industries in December 2003 as President and Chief Operating Officer. Before joining Coachmen, Mr. Schafer served for more than 19 years in various executive positions with General Electric Company. From 2002 to 2003, he was Chief Operating Officer, GE Equipment Management, TIP & Modular Space, a full-line leasing, sales and service company of trailers, modular space units, containers and storage products. From 1999 to 2002, Schafer served as President, GE Equipment Management, Modular Space North America, a leading leasing, sales, turnkey construction and service business of modular units. From 1995 through 1998, he served as the General Manager for three businesses of General Electric Industrial Systems, a global manufacturer of AC/DC motors, controls, security equipment, and software for the HVAC, commercial, appliance, and industrial markets. Schafer also held several other management positions with General Electric from 1984 through 1994. Schafer holds a Bachelor of Science degree in mechanical engineering from Union College in Schenectady, New York, and an Associates of Science degree in engineering science from Hudson Valley College in Troy, New York.

RICHARD M. LAVERS (age 56) assumed the position of Executive Vice President of the Company in May 2000 and has served as Secretary of the Company since March 1999. He joined the Company in October 1997 as General Counsel. From 1994 through 1997, Mr. Lavers was Vice President, Secretary and General Counsel of RMT, Inc. and Heartland Environmental Holding Company. Mr. Lavers earned both his B.A. degree and his J.D. degree from the University of Michigan.

JOSEPH P. TOMCZAK (age 48) joined Coachmen Industries in July 2001 as Executive Vice President and Chief Financial Officer. Before joining Coachmen, Mr. Tomczak served in that same capacity at Kevco, Inc. from January 2000 through June 2001. In February 2001, Kevco and all of its wholly owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Prior to that, he held the positions at Outboard Marine Corporation of Vice President of Finance for the Engine Operations Group and Vice President and Corporate Controller. Prior to that, Mr. Tomczak was Vice President and Corporate Controller at Alliant Foodservice, Inc. He received his Masters of Management degree from Northwestern University's Kellogg Graduate School of Management and his B.A.

degree in Accounting and Business Administration from Augustana College. Mr. Tomczak is a Certified Public Accountant.

MICHAEL R. TERLEP, JR. (age 42) was appointed President of CLI, dba Coachmen RV Group in March 2003 and appointed President of Coachmen Recreational Vehicle Company (RV) in June 1997. Prior to that, he was Executive Vice President of Coachmen RV, with retained responsibility for product development, among other duties, since 1993. He was given the additional responsibility of General Manager of the Indiana Division in 1995. Prior to his promotion to Executive Vice President, Mr. Terlep served as Vice President of Sales and Product Development from 1990 to 1993. He has held several other management positions with the Company since joining Coachmen in 1984. He received his B.A. degree from Purdue University.

STEVEN E. KERR (age 55) joined Coachmen Industries in February 1999. He served as Vice President/General Manager of All American Homes from February 1999 to July 2000, when he was appointed President of All American Homes. Prior to joining the Company, Mr. Kerr served as Vice President, Marketing of Unibilt Industries, Inc. Prior to that, he served as Vice President/General Manager of New England Homes, Inc. Mr. Kerr received his B.A. degree from Indiana University.

WILLIAM G. LENHART (age 55) joined Coachmen Industries in June 2001 as Senior Vice President of Human Resources. Prior to that, he held the position of Vice President of Human Resources for Svedala Industries, Inc., an international mining and mineral processing equipment manufacturing company. Prior to that, he held senior human resources positions with Arandel Corporation and St. Mary's Medical Center. Mr. Lenhart holds a B.S. degree in Business Administration from Defiance College.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS


The following table discloses the high and low sales prices for Coachmen's common stock during the past two years as reported on the New York Stock Exchange, along with information on dividends paid per share during the same periods.

                            High & Low Sales Prices              Dividends Paid
                           2003                 2002            2003        2002
                           ----                 ----            ----        ----

   1st Quarter        $16.54 - $10.00      $19.20 - $12.00      $.06        $.05

   2nd Quarter         13.82 -  10.50       19.50 -  13.75       .06         .05

   3rd Quarter         14.30 -  11.45       17.35 -  11.30       .06         .06

   4th Quarter         19.20 -  11.96       17.15 -  12.60       .06         .06

The Company's common stock is traded on the New York Stock Exchange: Stock symbol COA. The number of shareholders of record as of January 31, 2004 was 1,910.

See Item 12 for the Equity Compensation Table.


ITEM 6.  SELECTED FINANCIAL DATA


                     Five-Year Summary of Selected Financial Data
                              -Year Ended December 31-
                       (in thousands, except per share amounts)


                               2003        2002         2001        2000        1999
                               ----        ----         ----        ----        ----

Net sales                    $711,145    $665,192     $587,212    $728,018    $868,334

Gross profit                  104,701      99,219       83,445      96,409     128,971

Net income (loss)               7,365       9,929       (3,951)      2,164      29,502

Net income (loss) per share:
   Basic                          .48         .62         (.25)        .14        1.80
   Diluted                        .48         .62         (.25)        .14        1.80

Cash dividends per share          .24         .22          .20         .20         .20

At year end:

   Working capital             95,963      93,574      102,006     116,237     135,103

   Total assets               310,688     293,195      288,560     296,446     285,766

   Long-term debt               9,419      10,097       11,001      11,795       8,346

   Shareholders' equity       211,151     209,426      208,640     214,949     213,646

   Book value per share         13.58       13.37        13.09       13.69       13.76

   Number of employees          4,490       4,233        3,788       4,149       4,942

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The analysis of the Company's financial condition and results of operations should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements.

OVERVIEW

The Company was founded in 1964 as a manufacturer of recreational vehicles and began manufacturing modular homes in 1982. Since that time, the Company has evolved into a leading manufacturer in both the recreational vehicle ("RV") and housing and building business segments through a combination of internal growth and strategic acquisitions.

The Company's new plant openings have been an important component of its internal growth strategy. In 1995, the Company opened a new modular housing plant in Tennessee and in 1996, the Company expanded its modular housing production capacity with the construction of a new facility for the North Carolina housing operation. The construction of a new modular housing facility in Ohio became fully operational in 1998. Increases in production capacity also included additions to the modular housing plant in Iowa with an addition completed in 1998. New additions to expand the North Carolina and Iowa modular housing production facilities were completed in 2000. Additional travel trailer plants in Indiana became operational in 1996 and 1997. These additional plants helped capitalize on the growing market share of value-priced travel trailers. In 1999, a new service building was constructed at the RV production facility in Georgia and construction was completed in 1999 for a new manufacturing facility in Indiana for Class A motorhomes. During 2003, the Company completed construction of a new Class C motorhome manufacturing facility in Indiana and purchased an existing facility in Georgia to expand its manufacturing capacity for travel trailers and fifth wheels. The Company is also in the final stages of completing a new service facility located at its Company-owned dealership in North Carolina. For 2004, the Company is planning for a new manufacturing facility to support anticipated production requirements associated with the exclusive licensing arrangement with The Coleman Company, Inc.

Acquisitions have also played an important role in the Company's growth strategy, particularly in the housing and building segment. In 2001, the Company acquired Kan Build, Inc. ("Kan Build"), a manufacturer of modular buildings with facilities in Kansas and Colorado. During 2000, the Company significantly expanded its housing and building segment with the acquisitions of Mod-U-Kraf Homes, Inc. ("Mod-U-Kraf Homes") and Miller Building Systems, Inc. ("Miller Building"). For further details, including unaudited pro forma financial information, see Note 11 of Notes to Consolidated Financial Statements. While continuing to consider potential candidates for acquisition, none were completed in 2003.

The Company's business segments are cyclical and subject to certain seasonal demand cycles and changes in general economic and political conditions. Demand in the RV and certain portions of the housing and building segments generally declines during the winter season, while sales and profits are generally highest during the spring and summer months. Inflation and changing prices have had minimal direct impact on the Company in the past in that selling prices and material costs have generally followed the rate of inflation. Changes in interest rates impact both the RV and housing and building segments, with rising interest rates potentially dampening sales.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Consolidated Statements of Operations expressed as a percentage of sales and the percentage change in the dollar amount of each such item from that in the indicated previous year:

                                  Percentage of Net Sales      Percent Change
                                  Years Ended December 31       2003    2002
                                                                 to      to
                                  2003      2002      2001      2002    2001
                                  ----      ----      ----      ----    ----

Net sales                        100.0%    100.0%    100.0%      6.9%   13.3%
Cost of sales                     85.3      85.1      85.8       7.2    12.3
                                  ----      ----      ----
 Gross profit                     14.7      14.9      14.2       5.5    18.9
Operating expenses:
 Delivery                          4.7       4.6       5.4      11.5    (3.3)
 Selling                           3.8       3.6       3.7      13.2     9.4
 General and administrative        4.7       4.8       5.7       4.0    (4.7)
 Amortization of goodwill           -         -         .2       n/m  (100.0)
                                  ----      ----      ----
   Total operating expenses       13.2      13.0      15.0       9.2    (2.0)
                                  ----      ----      ----
 Operating income (loss)           1.5       1.9       (.8)    (18.7)    n/m
Nonoperating (income) expense:
 Interest expense                   .2        .2        .4      (9.8)  (35.8)
 Investment income                 (.1)      (.1)      (.1)    125.7    (2.7)
 Gain on sale of properties, net   (.1)      (.4)      (.1)    (79.9)  673.3
 Other (income) expense            (.1)      (.1)       -      (46.5)    n/m
                                  ----      ----      ----
   Total nonoperating
     (income) expense              (.1)      (.4)       .2     (73.2)    n/m
                                  ----      ----      ----
 Income (loss) before income taxes 1.6       2.3      (1.0)    (25.8)    n/m
Income taxes (benefit)              .6        .8       (.3)    (25.9)    n/m
                                  ----      ----      ----
 Net income                        1.0       1.5       (.7)    (25.8)    n/m
                                  ====      ====      ====

   n/m - not meaningful

COMPARISON OF 2003 TO 2002

Consolidated net sales increased $45.9 million, or 6.9% to $711.1 million in 2003 from $665.2 million in 2002. After a slow start at the beginning of 2003, hindered by the anticipation of war in Iraq, industry trends improved, particularly in the RV segment. The Company's RV segment experienced a net sales increase of $52.6 million, or 12.1%, over 2002. During 2003, the Company saw a shift in demand towards higher end products in the RV segment resulting in a sales dollar increase over 2002 while unit shipments declined. Full-year recreational vehicle wholesale unit shipments for the Company were down 4.0% compared to 2002, while the industry was up 3.9% in the same categories. In the various product categories, the Company's Class A market share increased to 7.1% in 2003 as compared to 6.6% in 2002. Class C market share declined to 11.6% compared to 13.3% in 2002. Travel trailer market share declined .9 percentage points to 5.0% from 5.9% in 2002. Fifth wheel market share increased to 3.1% in 2003 from 2.4% in 2002 and camping trailer market share increased to 12.0% from 11.9% the previous year. The increase in Class A market share is attributable to the improved performance of the Company's Georgie Boy subsidiary during 2003 coupled with the increased emphasis on rear diesel products at Coachmen Recreational Vehicle Company. Travel trailer market share decreased mainly due to the lower volumes achieved from Coachmen RV's Spirit of America entry-level trailer. Also, more of the Company's towable business shifted to fifth wheels, with unit shipments increasing 34.8% as compared to 2002. Fifth wheel market share increased 29.2% as a result of several successful new floor plan introductions during 2003. Camping trailers saw an industry-wide decline in wholesale shipments of over 20% during 2003, The Company did slightly better, resulting in a .1 percentage point market share gain. Because of this overall decrease in unit shipments when compared to the industry, Coachmen's share of recreational vehicle wholesale shipments for the year declined to 6.0%, a .6 percentage point decline from its 2002 full-year share of 6.6%. The 12.1% increase in sales dollars for the recreational vehicle segment coupled with a 4.0% decrease in unit shipments resulted in an increase of 16.7% in the average sales price per unit for products sold by the Company in 2003. RV backlogs were a positive sign at the end of 2003, being 26.6% higher at the end of 2003 as compared to the end of 2002. The housing and building segment had a net sales decrease in 2003 of $6.7 million, or 2.9%. Due to weather related problems, deliveries were hampered throughout much of the year at several of the Company's locations, as builders were unable to complete the foundations and site-preparation. As a result, finished goods for the housing and building segment were 23.9% higher at December 31, 2003 as compared to December 31, 2002. On a positive note, 2003 year-end residential backlogs were 16.1% higher than year-end 2002. With cooperative weather conditions, these products should be delivered during the first quarter of 2004. For 2003, the housing and building segment experienced an increase in the average sales price per unit but a decrease in unit sales. The increase was mainly the result of sales price increases and surcharges related to increased cost of raw materials, particularly lumber. Historically, the Company's first and fourth quarters are the slowest for sales in both segments.

Gross profit was $104.7 million, or 14.7% of net sales, in 2003 compared to $99.2 million, or 14.9% of net sales, in 2002. For the RV segment, gross profit in dollars improved in 2003 while the gross profit percentage declined. Gross profit in dollars and as a percentage of net sales was negatively affected in 2003 for the RV segment as a result of major material shortages experienced throughout the year, including ovens and ranges during the fourth quarter. Initial startups at the Company's two new RV manufacturing facilities located in Indiana and Georgia also affected production efficiencies. However, as production rates increased in these new plants, efficiencies steadily improved. For the housing and building segment, gross profit in dollars and as a percentage of net sales improved slightly in 2003 when compared to the previous year. The overall increase in gross profit dollars was primarily attributable to the continued recovery of the RV segment while the decrease in gross profit as a percentage of sales was primarily the result of manufacturing inefficiencies in the RV segment previously discussed.

Operating expenses, consisting of selling, delivery, general and administrative expenses, were $94.1 million and $86.2 million, or as a percentage of net sales, 13.2% and 13.0% for 2003 and 2002, respectively. Delivery expenses were $33.8 million in 2003, or 4.7% of net sales, compared with $30.3 million, or 4.6% of net sales in 2003. Delivery expense is affected by product mix, delivery distance as well as operating expenses and outsourcing costs. For 2003, delivery expense increased $3.5 million as compared to 2002. However, revenue generated from delivery, included in sales revenue, increased $4.9 million, more than offsetting the increase in expenses for the year. Selling expenses for 2003 were $27.0 million, or 3.8% of net sales, a .2 percentage point increase over the $23.8 million, or 3.6% of net sales, experienced in 2002. The $3.2 million increase in selling expense came primarily from the RV segment and was related to increased sales staffing and travel-related expenses along with increased expenses associated with new product shows. General and administrative expenses were $33.3 million in 2003, or 4.7% of net sales, compared with $32.0 million, or 4.8% of net sales, in 2002. The increase, while less as a percentage of sales than 2002, was primarily related to increases in insurance costs and professional services.

Operating income in 2003 of $10.6 million compared with operating income of $13.0 million in 2002, a decrease of $2.4 million. This decrease is consistent with the $5.5 million increase in gross profit coupled with the $7.9 million overall increase in operating expenses.

Interest expense for 2003 and 2002 was $1.3 million and $1.5 million, respectively. Interest expense varies with the amount of short- and long-term borrowings incurred by the Company. The Company periodically borrows from its line of credit to meet working capital needs, as indicated by the $5.0 million outstanding balance at December 31, 2003. These borrowings were generally associated with the increased inventory levels maintained by the Company during 2003, along with the investment in two new manufacturing facilities during 2003 that were funded primarily from available cash and marketable securities. Investment income for 2003 of $1.0 million was $.5 million higher than 2002 (see Note 1 of Notes to Consolidated Financial Statements).

The gain on sale of properties decreased to $.5 million in 2003 from $2.3 million in 2002. The gains for 2003 resulted primarily from the sale of vacant lots located in California. Assets are continually analyzed and every effort is made to sell or dispose of properties that are determined to be excess or unproductive.

Pretax income for 2003 was $11.1 million compared with pretax income of $15.0 million for 2002. The Company's RV segment generated pretax income of $2.1 million, or .4% of recreational vehicle net sales in 2003, compared with pretax income of $1.9 million, or .4% of the RV segment's net sales in 2002. The housing and building segment recorded 2003 pretax income of $10.0 million and in 2002, $10.1 million, or 4.5% and 4.4%, respectively, of segment net sales (see
Note 2 of Notes to Consolidated Financial Statements).

The provision for income taxes was an expense of $3.8 million for 2003 versus an expense of $5.1 million for 2002, representing an effective tax rate of 33.8% for both periods. The Company's effective tax rate fluctuates based upon the states where sales occur, the level of export sales, the mix of nontaxable investment income and other factors (see Note 10 of Notes to Consolidated Financial Statements).

Net income for the year ended December 31, 2003 was $7.4 million ($.48 per diluted share) compared to net income of $9.9 million ($.62 per diluted share) for 2002.

COMPARISON OF 2002 TO 2001

Consolidated net sales for 2002 were $665.2 million, an increase of 13.3% from the $587.2 million reported in 2001. The Company's RV segment experienced a sales increase of 26.4%, while the housing and building segment's sales decreased by 5.3%. Improving industry trends, as well as the Company's extensive branding and design improvements, resulted in increased dealer and consumer demand for products in the RV segment. Full-year recreational vehicle wholesale shipments for the Company were up 29.7% compared to 2001, while the industry was up 22.1% in the same categories. Because the Company outperformed the industry, Coachmen's share of recreational vehicle wholesale shipments for the year was 6.6%, a 6.5% increase from its 2001 full-year share. The recreational vehicle segment experienced an increase in unit sales and a slight increase in the average sales price per unit. The housing and building segment experienced an increase in the average sales price per unit, but a decrease in unit sales. The poor sales performance for less expensive commercial structures to the telecom industry during 2002 as compared to 2001 was a major factor impacting both the unit sales decrease and the average sales price per unit increase in the housing and building segment. Historically, the Company's first and fourth quarters are the slowest for sales in both segments.

Gross profit for 2002 increased to $99.2 million, or 14.9% of net sales, from $83.4 million, or 14.2% of sales, in 2001. Gross profit in dollars and as a percentage of net sales improved significantly in 2002 for the RV segment. For the housing and building segment, gross profit in dollars and as a percentage of net sales decreased in 2002 when compared to the previous year. The overall improvement in gross profit was primarily attributable to the sales recovery of the RV industry coupled with the realized benefit of cost reduction efforts in the RV segment. Such efforts included the improved utilization of manufacturing facilities resulting from plant consolidations that took place in 2001. The housing and building segment's gross profit as a percentage of net sales decreased mainly due to reduced sales volume, resulting in less efficient utilization of manufacturing facilities.

Operating expenses, which include selling, delivery and general and administrative expenses, were $86.2 million, or 13.0% of net sales in 2002, compared with $87.9, or 15.0% of sales in 2001. Delivery expenses were $30.3 million, or 4.6% of net sales in 2002, compared with $31.4 million, or 5.4% of net sales in 2001. Delivery expenses as a percentage of sales are considerably higher for the housing and building segment as compared to the recreational vehicle segment. With the recovery of the RV industry in 2002, the recreational vehicle segment contributed a greater percentage of overall Company sales in 2002 as compared to 2001, resulting in a decrease in delivery expense as a percentage of net sales. Selling expenses for 2002, at $23.8 million or 3.6% of net sales, improved slightly as a percentage of sales from the $21.8 million or 3.7% of net sales in 2001. General and administrative expenses were $32.0 million, or 4.8%, of net sales in 2002, compared with $34.8 million, or 5.9%, of net sales in 2001. This decrease was primarily the result of the discontinuation of goodwill amortization in 2002 resulting from the adoption of SFAS No. 142. If nonamortization provision of SFAS No. 142 had been applied in 2001, general and administrative expense would have decreased by $1.2 million, or .2% of net sales (see Note 1 of Notes to Consolidated Financial Statements).

Operating income was $13.0 million in 2002 compared with an operating loss of $4.5 million in 2001, an improvement of $17.5 million. This increase was consistent with the $15.8 million increase in gross profit coupled with the decrease of $1.7 million in operating expenses.

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

The gain on sale of properties increased to $2.3 million in 2002 from $.3 million in 2001. These gains resulted primarily from the sale of the two idle Shasta facilities in Indiana and the closed Coachmen facility located in Oregon. In addition, two of the previously closed Company-owned dealerships were sold in 2002. Other gains resulted from the sale of real estate in California and other smaller properties. There were no significant gains on the sale of properties in 2001. Assets are continually analyzed and every effort is made to sell or dispose of properties that are determined to be excess or unproductive.

Pretax income for 2002 was $15.0 million compared with a pretax loss of $6.1 million for 2001. The Company's RV segment generated pretax income of $1.9 million, or .4% of recreational vehicle net sales in 2002, compared with a pretax loss of $11.6 million, or (3.4)% of the RV segment's net sales in 2001. The housing and building segment produced 2002 pretax income of $10.1 million and in 2001, $15.5 million, or 4.4% and 6.4%, respectively, of segment net sales (see Note 2 of Notes to Consolidated Financial Statements).

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

LIQUIDITY AND CAPITAL RESOURCES

The Company generally relies on funds from operations as its primary source of working capital and liquidity. In addition, the Company maintains a $35 million secured line of credit to meet its seasonal working capital needs (see Note 5 of Notes to Consolidated Financial Statements). This credit line was periodically utilized in 2003 and there were $5.0 million in outstanding borrowings at December 31, 2003. The credit line was not utilized during 2002. During 2001, there were borrowings of $13.5 million under the credit facilities to finance the cash purchase price of Kan Build and such borrowings were subsequently repaid.

For 2002 and 2001, the Company's operating activities had been the principal source of cash flows. However, during 2003, mainly as a result of increased inventories and receivables, offset somewhat by an increase in trade payables, the Company generated a negative cash flow from operations. Cash used in operations in 2003 was $3.6 million while operating cash flows were $13.1 million and $41.3 million for 2002 and 2001, respectively. For the year 2003, net income, adjusted for depreciation, and an increase in trade payables, were the significant factors in generating operating cash flows, which were offset by increases in trade receivables and inventories. The increase in receivables was related to the 15.8% increase in fourth quarter sales as compared to the previous year and particularly by the RV segment's strong sales effort during the final two weeks of December. For the year 2002, net income, adjusted for depreciation, was a significant factor in generating operating cash flows, offset by increases in trade receivables and inventories. The increase in receivables was related to the 28.5% increase in fourth quarter sales volume. In 2001, depreciation and the decreases in receivables and inventories, offset somewhat by decreases in trade accounts payable, were the major sources of cash flows. The decrease in receivables was directly related to the decrease in total net sales for the fourth quarter of 2001 compared to the same period in 2000.

Investing activities used cash of $3.4 million in 2003, provided cash of $4.8 million in 2002 and used cash of $4.4 million in 2001. In 2003, the investment in two additional manufacturing facilities for the RV segment represented a major use of cash. In 2002, the sale of property and equipment, including real estate held for sale and rental properties provided cash flows of $10.0 million. In 2001, investment activities were mainly attributable to the acquisition of Kan Build. The sale of marketable securities, net of purchases, provided cash flows of $4.9 million, $.4 million and $3.9 million for 2003, 2002 and 2001, respectively. These proceeds were used in part to fund the investment in the two additional manufacturing facilities in 2003. Acquisitions of businesses consumed cash of $7.7 million in 2001 (see Note 11 of Notes to Consolidated Financial Statements). Other than the two additional manufacturing facilities, capital expenditures of $12.1 million during 2003 included a new service facility currently under construction at the Company-owned dealership in North Carolina and investments in machinery and equipment and transportation equipment for both the recreational vehicle segment and the housing and building segment. Capital expenditures during 2002 consisted mainly of completion of a new office building for Mod-U-Kraf Homes and investments in machinery and equipment and transportation equipment for both operating segments. Major capital expenditures during 2001 included the completion of the Milliken, Colorado facility which was under construction at the time of the Kan Build acquisition.

In 2003, cash flows from financing activities reflected the Company's short-term borrowing activity. The principal use of cash flows from financing activities was $4.4 million used to purchase common shares under the Company's share repurchase program during the first quarter. In 2002, the principal use of cash flows from financing activities was the $18.5 million used to repay borrowings against life insurance policies, and $7.9 million used to purchase common shares under the Company's share repurchase program. In 2001, cash flows from financing activities reflected borrowings of $13.5 million, which were used for the purchase of Kan Build. This was subsequently repaid during the year along with $7.9 million of long-term debt acquired with the purchase.

Other financing activities for 2003, 2002 and 2001, which used cash in each of the years, were payments of long-term debt and cash dividends. These negative cash flows were partially offset by the issuance of common shares under stock option and stock purchase plans. For a more detailed analysis of the Company's cash flows for each of the last three years, see the Consolidated Statements of Cash Flows.

The Company's cash and temporary cash investments at December 31, 2003 were $6.4 million, or a decrease of $10.1 million from 2002. The Company anticipates that available funds, together with anticipated cash flows generated from future operations and amounts available under its existing credit facilities, will be sufficient to fund future planned capital expenditures and other operating cash requirements through the end of 2004. In addition, the Company has $5.7 million of marketable securities available, if needed, for operations.

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

In 2003, working capital increased $2.4 million, to $96.0 million from $93.6 million. The $18.2 million increase in current assets at December 31, 2003 versus December 31, 2002 was primarily due to increases in trade receivables and inventories. The $15.8 million increase in current liabilities is substantially due to increases in trade payables and short-term borrowings.

The Company anticipates capital expenditures in 2004 of approximately $12 million. The major planned expenditures include a new manufacturing facility to provide increased capacity for camping trailer production and other product offerings associated with the exclusive licensing agreement signed with The Coleman Company, Inc. in January 2004. The balance of the planned capital expenditures for 2004 will be for purchase or replacement of machinery and equipment and transportation equipment to be used in the ordinary course of business. The Company plans to finance these expenditures with funds generated from operating cash flows.

PRINCIPAL CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company's future contractual obligations for agreements with initial terms greater than one year are summarized as follows (in thousands):

                                          Payment Period
                                          --------------

                    2004      2005      2006      2007      2008   Thereafter
                    ----      ----      ----      ----      ----   ----------

Credit facility
  borrowings      $5,000.0  $  -      $  -      $  -      $  -      $  -
Long-term debt       990.2   1,265.8   1,221.0   1,581.7   1,462.1   3,888.0
Operating leases     166.5      96.0      84.9      70.7      31.7     -

The Company's commercial commitments, along with the expected expiration period of the commitment, is summarized as follows (in thousands):

                                                Amount of Commitment
                                   Total        Expiration Per Period
                                  Amounts      Less Than   In Excess of
                                 Committed      One Year     One Year
                                 ---------      --------     --------

Letters of credit               $  3,229.8    $  3,229.8    $   -
Guarantees                         6,042.6       4,594.3      1,448.3
Standby repurchase obligations   238,000.0     238,000.0        -
Chassis pool obligations          11,638.9      11,638.9        -

CRITICAL ACCOUNTING POLICIES

The following discussion of accounting policies is intended to supplement the summary of significant accounting policies presented in Note 1 of Notes to Consolidated Financial Statements. These policies were selected because they are broadly applicable within our operating units and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

INVESTMENTS - The Company regularly reviews its investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in earnings. The Company recognizes other than temporary losses for investments when cost has exceeded fair market value for nine or more months. At December 31, 2003, Management considers $457,800 of unrealized losses to be other than temporary and, accordingly, has recorded a charge against earnings for the year ended December 31, 2003.

IMPAIRMENT OF GOODWILL - INDEFINITE-LIVED INTANGIBLES - The Company evaluates the carrying amounts of goodwill and indefinite-lived intangible assets annually to determine if they may be impaired. If the carrying amounts of the assets are not recoverable based upon discounted cash flow analysis, they are reduced by the estimated shortfall of fair value compared to the recorded value. The Company completed the annually required valuation process and no impairment losses were recognized in 2003. However, should actual results or changes in future expectations differ from those projected by management, goodwill impairment may be required and may be material.

WARRANTY RESERVES - The Company provides customers of its products with a warranty covering defects in material or workmanship for periods generally ranging from one to two years in length and up to ten years on certain structural components. The Company records a liability based on its estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. Average per unit costs are estimated based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. Warranty expense totaled $16.3 million, $16.6 million and $16.8 million in 2003, 2002 and 2001, respectively. Accrued liabilities for warranty expense at December 31, 2003 and 2002 were $8.7 million and $8.8 million, respectively.

LITIGATION AND PRODUCT LIABILITY RESERVES - At December 31, 2003 the Company had reserves for certain other loss exposures, such as product liability ($2.9 million) and litigation ($1.6 million)(see Note 12 of Notes to Consolidated Financial Statements). The Company litigation reserve is determined based on an individual case evaluation process. The Company's estimated loss reserves for product liability are determined using loss triangles established by the Company's management reflecting historical claims incurred by the Company. While the Company believes this method to be consistent and appropriate, changes in estimates based on historical trends could materially affect the Company's recorded liabilities for loss.

NEW AND PENDING ACCOUNTING POLICIES

(See New Accounting Pronouncements in Note 1 of Notes to Consolidated Financial Statements).

FORWARD-LOOKING STATEMENTS

This Annual Report contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management's expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, the potential fluctuations in the Company's operating results; the availability and price of gasoline, which can impact the sale of recreational vehicles; the availability and cost of real estate for residential housing; the Company's dependence on chassis and appliance suppliers; the condition of the telecommunications industry which purchases modular structures; interest rates, which affect the affordability of the Company's products; potential liabilities under repurchase agreements and guarantees; changing government regulations, such as those covering accounting standards, environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability; legislation governing the relationships of the Company with its recreational vehicle dealers, which may affect the Company's options and liabilities in the event of a general economic downturn; the impact of economic uncertainty on high-cost discretionary product purchases, which can hinder the sales of recreational vehicles; the demand for commercial structures in the various industries that the housing and building segment serves; the impact of performance on the valuation of intangible assets; the ability of the housing and building segment to perform in new market segments where it has limited experience; and also on the state of the recreational vehicle and building industries in the United States. Other factors affecting forward-looking statements include the cyclical and seasonal nature of the Company's businesses, adverse weather conditions affecting home deliveries, changes in property taxes and energy costs, changes in federal income tax laws and federal mortgage financing programs, changes in public policy, competition in these industries, the Company's ability to maintain or increase gross margins which are critical to profitability whether there are or are not increased sales; further developments in the war on terrorism and related international crises; and other risks and uncertainties. The foregoing list is not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

At times, the Company's actual performance differs materially from its projections and estimates regarding the economy, the recreational vehicle and building industries and other key performance indicators. Readers of this Report are cautioned that reliance on any forward-looking statements involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. In 2003, the Company periodically utilized its credit facility to meet short-term working capital needs and these borrowings were typically repaid in the near-term. The Company had borrowings of $5.0 million outstanding against its credit facility at December 31, 2003. The Company did not utilize its credit facility in 2002. In 2001, the Company utilized its credit facility in connection with the acquisition of Kan Build and such borrowings were repaid within six months. Accordingly, changes in interest rates would primarily impact the Company's long-term debt. At December 31, 2003, the Company had $10.4 million of long-term debt, including current maturities. Long-term debt consists mainly of industrial development revenue bonds. In January of 2003, the Company entered into various interest rate swap agreements that became effective beginning in October of 2003. These swap agreements, which are designated as cash flow hedges for accounting purposes, effectively convert a portion of the Company's variable-rate borrowings to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. The fair value of the Company's interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. A loss of $160,000, net of taxes, attributable to changes in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive income
(loss) in 2003. If in the future the interest rate swap agreements were determined to be ineffective or were terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive income (loss). At December 31, 2003, the Company had four interest rate swap agreements with notional amounts of $2,000,000, $580,000, $3,600,000, and $2,200,000, respectively, that were used to convert the variable interest rates on certain industrial development revenue bonds to fixed rates. In accordance with the terms of the swap agreements, the Company pays 3.39%, 3.12%, 3.71%, and 3.36% interest rates, respectively, and receives the Bond Market Association Index
(BMA), calculated on the notional amounts, with net receipts or payments being recognized as adjustments to interest expense.

 At December 31, 2003, the Company had $5.7 million invested in marketable securities. The Company's marketable securities consist of public utility preferred stocks which typically pay quarterly fixed rate dividends. These financial instruments are subject to market risk in that available energy supplies and changes in available interest rates would impact the market value of the preferred stocks. As discussed in Note 1 of Notes to Consolidated Financial Statements, the Company utilizes U.S. Treasury bond futures options as a protection against the impact of increases in interest rates on the fair value of the Company's investments in these fixed rate preferred stocks. Outstanding options are marked to market with market value changes recognized in current earnings. The U.S. Treasury bond futures options generally have terms ranging from 90 to 180 days. Based on the Company's overall interest rate exposure at December 31, 2003, including variable or floating rate debt and derivatives used to hedge the fair value of fixed rate preferred stocks, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of December 31, 2003, would have no material impact on earnings, cash flows or fair values of interest rate risk-sensitive instruments over a one-year period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS                                  PAGE

Financial Statements:
   Report of Independent Auditors                               26
   Consolidated Balance Sheets at December 31, 2003 and 2002    27
   Consolidated Statements of Operations
     for the years ended December 31, 2003, 2002 and 2001       28
   Consolidated Statements of Shareholders' Equity
     for the years ended December 31, 2003, 2002 and 2001       29
   Consolidated Statements of Cash Flows for the years
     ended December 31, 2003, 2002 and 2001                    30-31
   Notes to Consolidated Financial Statements                  32-55

   Financial Statement Schedule:
     II - Valuation and Qualifying Accounts for the years
       ended December 31, 2003, 2002 and 2001                   58

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Coachmen Industries, Inc.



We have audited the accompanying consolidated balance sheets of Coachmen Industries, Inc. (the Company) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coachmen Industries, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


/s/ Ernst & Young LLP

Grand Rapids, Michigan
January 29, 2004

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
as of December 31
(in thousands)

ASSETS
                                                 2003           2002
                                                 ----           ----
CURRENT ASSETS
  Cash and temporary cash investments          $  6,408       $ 16,549
  Marketable securities                           5,667          7,641
  Trade receivables, less allowance for
   doubtful receivables 2003 - $1,208
   and 2002 - $861                               46,232         29,408
  Other receivables                               1,906          1,572
  Refundable income taxes                           642          2,878
  Inventories                                   101,100         85,010
  Prepaid expenses and other                      4,622          4,412
  Deferred income taxes                           5,959          6,885
                                               --------        -------

    Total current assets                        172,536        154,355

Property, plant and equipment, net               79,225         78,889
Goodwill                                         18,954         18,954
Cash value of life insurance, net of loans       36,506         33,155
Real estate held for sale                           -              276
Other                                             3,467          7,566
                                               --------       --------

    TOTAL ASSETS                               $310,688       $293,195
                                               ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable, trade                      $ 30,486       $ 18,801
  Accrued income taxes                            2,511          1,222
  Accrued expenses and other liabilities         37,586         39,856
  Short-term borrowings and current
   maturities of long-term debt                   5,990            902
                                               --------       --------

    Total current liabilities                    76,573         60,781

Long-term debt                                    9,419         10,097
Deferred income taxes                             4,089          4,123
Postretirement deferred compensation benefits     9,172          8,729
Other                                               284             39
                                               --------       --------

    Total liabilities                            99,537         83,769
                                               --------       --------

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000 shares; issued 2003 - 21,086
   shares and 2002 - 21,062 shares               91,539         91,283
  Additional paid-in capital                      7,616          6,133
  Retained earnings                             172,700        169,054
  Treasury shares, at cost, 2003 - 5,533
    shares and 2002 - 5,395 shares              (59,858)       (56,383)
  Unearned compensation                          (1,136)           -
  Accumulated other comprehensive income (loss)     290           (661)
                                               --------       --------

    Total shareholders' equity                  211,151        209,426
                                               --------       --------

    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                     $310,688       $293,195
                                               ========       ========



See Notes to Consolidated Financial Statements.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31
(in thousands, except per share amounts)



                                            2003          2002         2001
                                            ----          ----         ----

Net sales                                 $711,145      $665,192     $587,212
Cost of sales                              606,444       565,973      503,767
                                          --------      --------     --------

    Gross profit                           104,701        99,219       83,445
                                          --------      --------     --------

Operating expenses:
  Delivery                                  33,814        30,324       31,354
  Selling                                   26,983        23,828       21,786
  General and administrative                33,312        32,046       34,794
                                          --------      --------     --------

                                            94,109        86,198       87,934
                                          --------      --------     --------

    Operating income (loss)                 10,592        13,021       (4,489)
                                          --------      --------     --------

Nonoperating (income) expense:
  Interest expense                           1,332         1,476        2,298
  Investment income                         (1,045)         (463)        (476)
  Gain on sale of properties, net             (471)       (2,343)        (303)
  Other (income) expense, net                 (345)         (645)         110
                                          --------      --------     --------

                                              (529)       (1,975)       1,629
                                          --------      --------     --------

    Income (loss) before income taxes       11,121        14,996       (6,118)

Income taxes (benefit)                       3,756         5,067       (2,167)
                                          --------      --------     --------

    Net income (loss)                     $  7,365      $  9,929     $ (3,951)
                                          ========      ========     ========




Earnings (loss) per common share:
    Basic                                 $    .48      $    .62     $ (  .25)
    Diluted                                    .48           .62       (  .25)

Shares used in the computation of earnings per common share:
    Basic                                   15,437        15,996       15,835
    Diluted                                 15,487        16,107       15,835




See Notes to Consolidated Financial Statements.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY for the years ended December 31, 2003, 2002 and 2001
(in thousands, except per share amounts)


                                                                    Additional
                                    Comprehensive   Common Shares    Paid-In   Retained
                                    Income(Loss)   Number   Amount   Capital   Earnings
                                    ------------   ------   ------   -------   --------

 Balance at January 1, 2001 .......   $    -      21,020   $90,861    $5,563   $169,766
  Net loss ........................    (3,951)      -         -         -        (3,951)
  Net unrealized loss on securities
    net of tax benefit of $510 ....      (931)      -         -         -          -
                                      -------
  Total comprehensive loss ........   $(4,882)
                                      =======
  Issuance of common shares upon
    the exercise of stock options
    net of tax benefit of $10 .....                 -         -         (258)      -
  Issuance of common shares under
    employee stock purchase plan ..                   26       211      -          -
  Issuance of common shares from
    treasury ......................                 -         -          450       -
  Acquisition of common shares
    for treasury ..................                 -         -         -          -
  Cash dividends of $.20 per
    common share ..................                 -         -         -        (3,169)
                                                  ------   -------    ------   --------
Balance at December 31, 2001 ......               21,046    91,072     5,755    162,646
  Net income ......................   $ 9,929       -         -         -         9,929
  Reduction in unrealized losses on
    securities net of taxes of $105       270       -         -         -          -
                                      -------
  Total comprehensive income ......   $10,199
                                      =======

  Issuance of common shares upon
    the exercise of stock options
    net of tax benefit of $121 ....                 -         -         (222)       -
  Issuance of common shares under
    employee stock purchase plan ..                   16       211       -          -
  Issuance of common shares from
    treasury ......................                 -         -          600        -
  Acquisition of common shares
    for treasury ..................                 -         -          -          -
  Cash dividends of $.22 per
    common share ..................                 -         -          -       (3,521)
                                                  ------   -------    ------   --------
Balance at December 31, 2002 ......               21,062    91,283     6,133    169,054
  Net income ......................   $ 7,365       -         -         -         7,365
  Net unrealized gain on securities
    net of taxes of $681 ..........     1,111       -         -         -          -
  Net unrealized loss on cash flow
    hedges net of taxes of $98 ....      (160)      -         -         -          -
                                      -------
  Total comprehensive income ......   $ 8,316
                                      =======
  Issuance of common shares upon
    the exercise of stock options
    net of tax benefit of $37 ....                  -         -          112       -
  Issuance of common shares under
    employee stock purchase plan ..                   24       256      -          -
  Issuance of common shares from
    treasury ......................                 -         -        1,371       -
  Acquisition of common shares
    for treasury ..................                 -         -         -          -
  Cash dividends of $.24 per
    common share ..................                 -         -         -        (3,719)
                                                  ------   -------    ------   --------
Balance at December 31, 2003 ......               21,086   $91,539    $7,616   $172,700
                                                  ======   =======    ======   ========


                                                                           Accumulated
                                                                              Other         Total
                                          Treasury Shares      Unearned   Comprehensive  Shareholders'
                                          Number   Amount    Compensation  Income(Loss)     Equity
                                          ------   ------    ------------   ------------    ------
 Balance at January 1, 2001 .......      (5,317) $(51,$41)     $  -         $  -          $ 214,949
  Net loss ........................        -         -            -            -             (3,951)
  Net unrealized loss on securities
    net of tax benefit of $510 ....        -         -            -             (931)          (931)
  Total comprehensive loss ........
  Issuance of common shares upon
    the exercise of stock options
    net of tax benefit of $10 .....         176     1,414         -            -              1,156
  Issuance of common shares under
    employee stock purchase plan ..        -         -            -            -                211
  Issuance of common shares from
    treasury ......................          84       588         -            -              1,038
  Acquisition of common shares
    for treasury ..................         (53)     (663)        -            -               (663)
  Cash dividends of $.20 per
    common share ..................        -         -            -            -             (3,169)
                                         ------  --------      -------      --------     ----------
Balance at December 31, 2001 ......      (5,110)  (49,902)        -             (931)       208,640
  Net income ......................        -         -            -            -              9,929
  Reduction in unrealized losses on
    securities net of taxes of $105        -         -            -              270            270
  Issuance of common shares upon
    the exercise of stock options
    net of tax benefit of $121 ....         164     1,044         -            -                822
  Issuance of common shares under
    employee stock purchase plan ..        -         -            -            -                211
  Issuance of common shares from
    treasury ......................          58       332         -            -                932
  Acquisition of common shares
    for treasury ..................        (507)   (7,857)        -            -             (7,857)
  Cash dividends of $.22 per
    common share ..................        -         -            -            -             (3,521)
                                         ------  --------      -------      --------     ----------
Balance at December 31, 2002 ......      (5,395)  (56,383)        -             (661)        209,426
  Net income ......................        -         -            -            -               7,365
  Net unrealized gain on securities
    net of taxes of $681 ..........        -         -            -            1,111           1,111
  Net unrealized loss on cash flow
    hedges net of taxes of $98 ....        -         -            -             (160)           (160)
  Total comprehensive income ......
  Issuance of common shares upon
    the exercise of stock options
    net of tax benefit of $37 .....          25       143         -            -                 255
  Issuance of common shares under
    employee stock purchase plan ..        -         -            -            -                 256
  Issuance of common shares from
    treasury ......................         130       736       (1,136)        -                 991
  Acquisition of common shares
    for treasury ..................         293    (4,354)        -            -              (4,354)
  Cash dividends of $.24 per
    common share ..................        -         -            -            -              (3,719)
                                         ------  --------      -------      --------      ----------
Balance at December 31, 2003 ......      (5,533) $(59,858)     $(1,136)     $    290      $  211,151
                                         ======  ========      =======      ========      ==========

See Notes to Consolidated Financial Statements.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31
(in thousands)



                                                      2003         2002         2001
                                                      ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $  7,365     $  9,929     $ (3,951)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
      Depreciation                                    9,678        9,927       10,890
      Amortization and write-off of
        intangibles                                    -            -           1,179
      Provision for doubtful receivables                574          183          379
      Provision for write-down of property to
        net realizable value                           -            -             869
      Net realized and unrealized losses on
        marketable securities and derivatives           (74)       1,048        1,759
      Gain on sale of properties, net of losses        (471)      (2,343)        (303)
      Increase in cash surrender value of
        life insurance policies                      (2,055)      (1,472)      (1,203)
      Deferred income tax provision                    (109)       2,802       (1,035)
      Tax benefit from stock options exercised           37          121           10
      Other                                           2,588        1,529          901
      Changes in certain assets and liabilities, net
        of effects of acquisitions and dispositions:
          Trade receivables                         (17,732)      (5,245)      14,572
          Inventories                               (16,090)      (4,533)      21,365
          Prepaid expenses and other                   (210)         244       (2,378)
          Accounts payable, trade                    11,685         (143)      (5,744)
          Income taxes - accrued and refundable       3,525           91        1,998
          Accrued expenses and other liabilities     (2,270)       1,010        1,996
                                                  ---------     --------     --------
              Net cash provided by (used in)
                operating activities                 (3,559)      13,148       41,304
                                                  ---------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of marketable securities       30,975       32,157       51,672
  Proceeds from sale of properties                    2,869       10,004        1,800
  Proceeds from notes receivable                       -            -           3,244
  Investments in marketable securities              (26,072)     (31,756)     (47,752)
  Purchases of property and equipment               (12,067)      (5,283)      (4,719)
  Acquisitions of businesses, net of cash acquired     -            -          (7,707)
  Other                                                 902         (294)        (922)
                                                  ---------     --------     --------
              Net cash provided by (used in)
                investing activities                 (3,393)       4,828       (4,384)
                                                  ---------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings                32,000         -            -
  Payments of short-term borrowings                 (27,000)        -            -
  Proceeds from long-term debt                          571         -          13,500
  Payments of long-term debt                         (1,161)        (919)     (22,143)
  Repay borrowings against cash value of life
    insurance policies                                 -         (18,458)        -
  Issuance of common shares under stock
    incentive plans                                     474          912        1,357
  Cash dividends paid                                (3,719)      (3,521)      (3,169)
  Purchases of common shares for treasury            (4,354)      (7,857)        (663)
                                                  ---------     --------     --------
              Net cash used in
                financing activities                 (3,189)     (29,843)     (11,118)
                                                  ---------     --------     --------

for the years ended December 31
(in thousands)



                                                      2003         2002         2001
                                                      ----         ----         -----

Increase (decrease) in cash and temporary cash
  investments                                       (10,141)     (11,867)      25,802

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of year                                  16,549       28,416        2,614
                                                   --------     --------     --------

  End of year                                      $  6,408     $ 16,549     $ 28,416
                                                   ========     ========     ========


Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest                                      $ 1,109     $  1,153     $  2,624
      Income taxes                                    2,130        4,626        1,480



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

     PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Coachmen Industries, Inc. and its subsidiaries, all of which are wholly or majority owned. All intercompany transactions have been eliminated in consolidation.

     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     REVENUE RECOGNITION - For the recreational vehicle segment, the shipping terms are free on board ("FOB") shipping point and title and risk of ownership are transferred to the independent dealers at that time. Accordingly, sales are recognized as revenue at the time the products are shipped. For the housing and building segment, the shipping terms are generally FOB destination. Title and risk of ownership are transferred when the Company completes installation of the product. The Company recognizes the revenue at the time delivery and installation are completed. Revenue from final set-up procedures, which are perfunctory, is deferred and recognized when such set-up procedures are completed.

     CASH FLOWS AND NONCASH ACTIVITIES - For purposes of the consolidated statements of cash flows, cash and temporary cash investments include cash, cash investments and any highly liquid investments purchased with original maturities of three months or less.

     Noncash investing and financing activities are as follows:

                                                  2003        2002        2001
                                                  ----        ----        ----
     Issuance of common shares, at market
       value, in lieu of cash compensation $ 991 $ 932 $ 1,038 Liabilities assumed in business
       acquisitions                                -           -        12,728

     CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject the Company to credit risk consist primarily of cash and temporary cash investments and trade receivables.

     At December 31, 2003, cash and temporary cash investments invested in money market accounts and short-term bond funds were less than $.1 million versus $12.7 million at December 31, 2002.

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

     MARKETABLE SECURITIES - Marketable securities consist of public utility preferred stocks which pay quarterly cash dividends. The preferred stocks are part of a dividend capture program whereby preferred stocks are bought and held for the purpose of capturing the preferred dividend. The securities are available to be sold after exceeding the minimum 45 or 90-day holding period required for favorable tax treatment and the proceeds are reinvested again in preferred stocks. The Company's dividend capture program is designed to maximize dividend income which is 70% excludable from taxable income under the Internal Revenue Code and related state tax provisions. The Company accounts for its marketable securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Based on the Company's intent to invest in the securities at least through the minimum holding period, the Company's marketable securities at December 31, 2003 and 2002 are classified as available-for-sale and, accordingly, are carried at fair value with net unrealized appreciation (depreciation) recorded as a separate component of shareholders' equity. During 2003, the Company concluded that certain marketable securities which had been in a loss position for nine or more months were other than temporarily impaired and the loss position on those securities were charged against earnings. At December 31, 2003, there were unrealized losses of $457.8 that were considered other than temporary. The cost of securities sold is determined by the specific identification method and are classified as both short-term marketable securities and long-term other assets, depending on the intended holding period.

     The cost, unrealized gains and losses, and market value of securities available for sale as of December 31, 2003 and 2002 are as follows:

                                                         2003          2002
                                                         ----          ----

           Cost                                         $5,399       $12,101
           Other than temporary impairment of
             unrealized losses                           ( 458)          -
           Unrealized gains                                726           360
           Unrealized losses                               -          (1,460)
                                                        ------       -------
           Market value                                 $5,667       $11,001
                                                        ======       =======

     The Company utilizes U.S. Treasury bond futures options to mitigate the impact of increases in interest rates on the fair value of the Company's investments in marketable securities (fixed rate preferred stocks). The options are marked to market with market value changes recognized in the consolidated statements of operations in the period of change. At December 31, 2003 and 2002, the carrying amounts of U.S. Treasury bond futures options, which are derivative instruments, aggregated $10 and $11, respectively.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

     Investment income consists of the following for the years ended December
        31:

                                                2003         2002        2001
                                                ----         ----        ----
     Interest income                           $  107       $  818      $1,079
     Increase in cash value of life insurance
       policies                                 1,241          -           -
     Dividend income on
       preferred stocks                           415          839         646
     Net realized losses on sale of
       preferred stocks and bond funds           (342)        (920)     (1,252)
     Net realized gains (losses) on closed
       U.S. Treasury bond futures options          82         (240)         55
     Other than temporary unrealized losses on
       preferred stocks                          (458)         -           -
     Unrealized gains (losses) on open
       U.S. Treasury bond futures options         -            (34)        (52)
                                               ------       ------      ------

          Total                                $1,045       $  463      $  476
                                               ======       ======      ======

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and temporary cash investments, receivables and accounts payable approximated fair value as of December 31, 2003 and 2002, because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of December 31, 2003 and 2002, based upon terms and conditions currently available to the Company in comparison to terms and conditions of the existing long-term debt. The Company has investments in life insurance contracts principally to fund obligations under deferred compensation agreements (see Note 9). At December 31, 2003 and 2002, the carrying amount of life insurance policies, which equaled their fair value, was $36.5 million and $33.2 million, respectively.

     Prior to 2003, increases in the cash value of life insurance policies were offset by interest paid on the borrowings against those policies. In 2002, all borrowings against these polices, totaling $18.5 million, were repaid. Because there is no longer any interest expense associated with these policies, increases in the cash value are now treated as investment income.

     As required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company adopted the requirements of SFAS No. 133 effective January 1, 2001. SFAS No. 133, as amended by Statement No.'s. 137 and 138, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company utilizes U.S. Treasury bond futures options, which are derivative instruments, and changes in market value are recognized in current earnings. The Company has also entered into various interest rate swap agreements to manage the economic risks associated with fluctuations in interest rates by converting a portion of the Company's variable rate debt to a fixed rate basis, thus reducing the impact of changes in interest rates on future interest expense. Hedge effectiveness is evaluated by the hypothetical derivative method and any hedge ineffectiveness is reported as interest expense. Hedge ineffectiveness was not material in 2003.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

     INVENTORIES - Inventories are valued at the lower of cost (first-in, first-out method) or market.

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are carried at cost less accumulated depreciation. Amortization of assets held under capital leases is included in depreciation and amortized over the estimated useful life of the asset. Depreciation is computed using the straight-line method on the costs of the assets, at rates based on their estimated useful lives as follows:

                Land improvements                          3-15 years
                Buildings and improvements                10-30 years
                Machinery and equipment                    3-10 years
                Transportation equipment                    2-7 years
                Office furniture and fixtures,
                  including capitalized computer software  2-10 years

     Upon sale or retirement of property, plant and equipment, including real estate held for sale and rental properties, the asset cost and related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in earnings.

     EVALUATION OF IMPAIRMENT OF LONG-LIVED ASSETS - In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which revised the standard for accounting for goodwill and other intangible assets. Statement No. 142 requires that goodwill and indefinite lived identifiable intangible assets no longer be amortized, but be tested for impairment at least annually based on their estimated fair market values. Any impairment of goodwill must be recognized currently as a charge to earnings in the financial statements. The provisions for SFAS No. 142 became effective on January 1, 2002 and required full implementation of the impairment measurement provisions by December 31, 2002. The Company completed its initial impairment analysis under SFAS No. 142 in June 2002 and performed its annual impairment analyses as of October 31, 2003 and October 31, 2002. Based on the estimated fair values of the Company's reporting units using a discounted cash flows valuation, no goodwill for any unit was evaluated as impaired. Effective January 1, 2002, the Company discontinued recording goodwill amortization expense. Application of the non-amortization provisions of Statement No. 142 in prior years is as follows:


                                                    2003          2002         2001
                                                    ----          ----         ----

     Reported net income (loss)                   $ 7,365       $ 9,929      $(3,951)
     Add back: Goodwill amortization, net
       of tax                                        -             -             762
                                                  -------       -------      -------

     Adjusted net income (loss)                   $ 7,365       $ 9,929      $(3,189)
                                                  =======       =======      =======

     Basic earnings (loss) per share:
     Reported basic net income (loss) per share   $   .48       $   .62      $  (.25)
     Goodwill amortization                            -             -            .05
                                                  -------       -------      -------

     Adjusted basic earnings (loss) per share     $   .48       $   .62      $  (.20)
                                                  =======       =======      =======

     Diluted earnings (loss) per share:
     Reported diluted net income (loss) per share $   .48       $   .62      $  (.25)
     Goodwill amortization                            -             -            .05
                                                  -------       -------      -------

     Adjusted diluted earnings (loss) per share   $   .48       $   .62      $  (.20)
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

     The Company is actively marketing certain real property, which is no longer being used in the operations of the business. However, under the transition rules contained in SFAS No. 144, certain of these assets no longer qualified as assets held for sale at December 31, 2002. Under the definition contained in the statement, approximately $3.8 million of these assets were reclassified to assets held and used at that date and re-measured at the lower of their original carrying amount adjusted for depreciation had the asset been in continuous use or to its fair value. As a result, additional depreciation of $.2 million was recognized in 2002 to comply with the pronouncement. Assets classified as held for sale at December 31, 2002 were sold in the first quarter of 2003.

     The Company periodically reviews its long-lived assets and finite-lived intangible assets for impairment and assesses whether significant events, changes in business circumstances or economic trends indicate that the carrying value of the assets may not be recoverable. An impairment loss, equal to the difference between carrying value and fair value, is recognized when the carrying amount of an asset exceeds the anticipated undiscounted future cash flows expected to result from use of the asset and its eventual disposal.

     INTANGIBLES - Prior to the adoption of SFAS No. 142 on January 1, 2002, intangibles, consisting principally of excess of cost over the fair value of net assets of businesses acquired ("goodwill"), had been amortized on a straight-line basis over 5 to 40 years.

     WARRANTY EXPENSE - The Company offers to its customers a variety of warranties on its products ranging from 1 to 2 years in length and up to ten years on certain structural components. Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. Estimated costs are based upon past warranty claims and sales history and adjusted as required to reflect actual costs incurred, as information becomes available. Warranty expense totaled $16.5 million, $16.6 million and $16.8 million in 2003, 2002 and 2001, respectively.

     Changes in the Company's warranty liability during the years ended December 31, 2003 and 2002 were as follows:

                                                             2003       2002
                                                             ----       ----

       Balance of accrued warranty at January 1            $ 8,796    $ 8,391

       Warranties issued during the period and
        changes in liability for pre-existing warranties    16,467     16,575

       Cash settlements made during the period             (16,605)   (16,170)
                                                           -------    -------

       Balance of accrued warranty at December 31          $ 8,658    $ 8,796
                                                           =======    =======

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

     STOCK-BASED COMPENSATION - On March 1, 2003, the Company adopted the Performance Based Restricted Stock Plan initiated to motivate and reward participants for superior achievement of the Company's pre-established long-term financial performance goals. This new plan, effective as of January 1, 2003, utilizes variable plan accounting, meaning that the cost of the awards are expensed over the vesting period based upon the fair value of the estimated shares to be earned at the end of the vesting period. During the year ended December 31,2003, 86.7 contingent shares, net of 1.8 forfeited shares, were awarded to key employees under the plan. The exact number of shares that each employee will receive is dependent on the Company's performance, with respect to net income, over a three-year period. The amount expensed during the year ended December 31, 2003 was $523.

     The Company also has stock option plans and an employee stock purchase plan, which are described more fully in Note 8. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net earnings for these plans, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

     Had the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income (loss) and net income (loss) per share would have been:



                                            2003          2002          2001
                                            ----          ----          ----

      Net income (loss), as reported       $7,365        $9,929       $(3,951)

      Add: Stock-based compensation expense
       under variable plan included in
       reporting net income, net of taxes     347          -             -

      Deduct: Total stock-based employee
       compensation expense determined under
       fair value based method for all awards,
       net of taxes                          (943)         (517)         (690)
                                           ------        ------       -------

      Pro forma net income (loss)          $6,769        $9,412       $(4,641)
                                           ======        ======       =======

      Earnings per share:

        Basic - as reported                   .48           .62          (.25)
        Basic - pro forma                     .44           .59          (.29)

        Diluted - as reported                 .48           .62          (.25)
        Diluted - pro forma                   .44           .58          (.29)

     The pro forma amounts and the weighted-average grant-date fair-value of options granted were estimated using the Black-Scholes option-pricing model with the following assumptions:
                                            2003          2002          2001
                                            ----          ----          ----

      Risk free interest rate               3.05%         3.68%         4.33%
      Expected life                       4.00 years    4.00 years    4.00 years
      Expected volatility                   49.4%         48.6%         47.7%
      Expected dividends                     1.8%          1.4%          1.9%

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

     NEW ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board
     (FASB) Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," changes current practice in accounting for, and disclosure of, guarantees. FIN 45 clarifies the requirements for a guarantor's accounting for the disclosure of certain guarantees issued and outstanding. FIN 45 requires certain guarantees to be recorded as liabilities at fair value on the Company's balance sheet. Previous practice required that liabilities related to guarantees be recorded only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, "Accounting for Contingencies." FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which was another change from previous practice. The disclosure requirements of FIN 45 became effective for financial statements of interim or annual periods ending after December 15, 2002. The new recognition and measurement provisions did not have a significant impact on the Company's consolidated statement of financial position, operating results, or cash flows in the current year.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses the consolidation by business enterprises of variable interest entities. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective for any variable interest entities entered into by the Company as of the end of the first quarter of 2004. The Company's adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

     In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) value to the customer on a stand alone basis, (2) there is objective and reliable evidence of the fair value of the undelivered items and (3) the arrangement includes a general right of return, where delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor. Arrangement consideration should be allocated among the separate deliverables based on their relative fair values. The accounting for revenue arrangements under EITF 00-21 was applicable for all new agreements entered into in fiscal periods beginning after June 15, 2003. The new recognition and measurement provisions did not have a significant impact on the Company's consolidated financial position, results of operations, or cash flows.

     RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses charged to operations were approximately $7,220, $6,370 and $6,583 for the years ended December 31, 2003, 2002 and 2001, respectively.

     SHIPPING AND HANDLING COSTS - The Company records freight billed to customers as sales. Costs incurred related to shipping and handling of products are reported as delivery expense in operating expenses.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1. NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

     VOLUME-BASED SALES AND DEALER INCENTIVES - The Company nets certain volume-based sales rebates against sales revenue. Effective as of January 1, 2002 the Company adopted EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," which required the Company to net against sales or classify as cost of sales certain costs that had previously been classified as selling or delivery expenses. These costs included interest reimbursement expenses, freight subsidies and certain rebates that were not volume-based. The amount of sales incentives reclassified to net sales was $6.7 million in fiscal year 2001. The adoption of the new EITF pronouncement had no impact on net income.

     COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) represents net earnings and any revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of shareholders' equity. The components of accumulated other comprehensive income (loss) are as follows:


                                                           Unrealized     Accumulated
                                          Unrealized      Gains(Losses)      Other
                                         Gains(Losses)    on Cash Flow   Comprehensive
                                         on Securities        Hedges      Income(Loss)
                                         -------------        ------      ------------

     Balances at January 1, 2002            $ (931)         $  -            $ (931)
     Other comprehensive income (loss)         270             -               270
                                            ------          ------          ------

     Balances at December 31, 2002            (661)            -              (661)
     Other comprehensive income (loss)       1,111            (160)            951
                                            ------          ------          ------

     Balances at December 31, 2003          $  450          $ (160)         $  290
                                            ======          ======          ======

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

     RECLASSIFICATIONS - Certain reclassifications have been made in the fiscal 2002 and 2001 consolidated financial statements to conform to the presentation used in fiscal 2003.


2. SEGMENT INFORMATION.

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's two reportable segments are recreational vehicles, including related parts and supplies, and housing and building. The Company evaluates the performance of its segments and allocates resources to them based on performance. The accounting policies of the segments are the same as those described in Note 1 and there are no inter-segment revenues. Differences between reported segment amounts and corresponding consolidated totals represent corporate income or expenses for administrative functions and income, costs or expenses relating to property and equipment that are not allocated to segments.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


2. SEGMENT INFORMATION, continued.

     The table below presents information about segments, including product class information within the recreational vehicle segment, used by the chief operating decision maker of the Company for the years ended December 31:

                                             2003          2002          2001
                                             ----          ----          ----
    Net sales:
      Recreational vehicles
         Motorhomes                        $312,065      $272,525      $209,488
         Travel trailers
           and fifth wheels                 138,431       122,200        98,582
         Camping trailers                    17,891        21,988        17,656
         Truck campers                           28            11           632
         Parts and supplies                  19,763        18,824        18,287
                                           --------      --------      --------

          Total recreational vehicles       488,178       435,548       344,645

      Housing and buildings                 222,967       229,644       242,567
                                           --------      --------      --------

          Consolidated total               $711,145      $665,192      $587,212
                                           ========      ========      ========

    Pretax income (loss):
         Recreational vehicles             $  2,087      $  1,903      $(11,631)
         Housing and buildings               10,037        10,058        15,466
         Other reconciling items             (1,003)        3,035        (9,953)
                                           --------       -------      --------

          Consolidated total               $ 11,121      $ 14,996      $ (6,118)
                                           ========      ========      ========

    Total assets:
         Recreational vehicles             $126,157      $ 93,571      $ 88,629
         Housing and buildings              105,056        97,765        97,578
         Other reconciling items             79,475       101,859       102,353
                                           --------      --------      --------

          Consolidated total               $310,688      $293,195      $288,560
                                           ========      ========      ========

     The following specified amounts are included in the measure of segment pretax income or loss reviewed by the chief operating decision maker:

                                             2003          2002          2001
                                             ----          ----          ----
    Interest expense:
         Recreational vehicles             $    277      $    299      $    209
         Housing and buildings                  227           528           910
         Other reconciling items                828           649         1,179
                                           --------      --------      --------

           Consolidated total              $  1,332      $  1,476      $  2,298
                                           ========      ========      ========

    Depreciation:
         Recreational vehicles             $  2,869      $  2,737      $  3,643
         Housing and buildings                4,268         4,400         4,546
         Other reconciling items              2,541         2,790         2,701
                                           --------      --------      --------

           Consolidated total              $  9,678      $  9,927      $ 10,890
                                           ========      ========      ========

    Certain segment amounts previously reported in 2001 have been reclassified to conform with the presentation used in 2003 and 2002.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


3. INVENTORIES.

     Inventories consist of the following:
                                                      2003          2002
                                                      ----          ----

      Raw materials                                $ 32,452      $ 28,432
      Work in process                                15,256        11,054
      Improved lots                                   2,314          -
      Finished goods                                 51,078        45,524
                                                   --------      --------

        Total                                      $101,100      $ 85,010
                                                   ========      ========


4. PROPERTY, PLANT AND EQUIPMENT.

       Property, plant and equipment consists of the following:

                                                      2003          2002
                                                      ----          ----

      Land and improvements                        $ 15,889      $ 17,240
      Buildings and improvements                     76,250        71,352
      Machinery and equipment                        29,575        27,337
      Transportation equipment                       14,707        13,829
      Office furniture and fixtures                  19,252        18,681
                                                   --------      --------

        Total                                       155,673       148,439
      Less, accumulated depreciation                 76,448        69,550
                                                   --------      --------

        Property, plant and equipment, net         $ 79,225      $ 78,889
                                                   ========      ========


5. SHORT-TERM BORROWINGS.

       At June 30, 2003, the Company entered into a new Revolving Credit Facility credit agreement that provides an unsecured line of credit aggregating $35 million through June 30, 2006. This agreement was subsequently amended to provide the Company with more flexibility in achieving its financial objectives for 2004 and beyond. The new facility replaces the previous Amended and Restated Revolving Credit Facility secured line of credit aggregating $30 million that expired June 30, 2003. As of December 31,2003, the Company had borrowings outstanding on the new facility of $5.0 million and outstanding letters of credit of $3.2 million. Borrowings under the new Credit Facility bear interest equal to: (i) a eurodollar rate plus an applicable margin of 1.5%, or
       (ii) a floating rate, for any day, equal to the greater of the prime rate or the federal funds effective rate plus .5%. The Company is also required to pay a facility fee of .25% of the daily unborrowed portion of the aggregate commitment.

       The Credit Facility also contains customary affirmative and negative covenants including financial covenants requiring the maintenance of a specified consolidated current ratio, fixed charge coverage ratio, leverage ratio and a required minimum net worth.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


6. LONG-TERM DEBT.

      Long-term debt consists of the following:

                                                                                      2003         2002
                                                                                      ----         ----
      Obligations under industrial development revenue bonds, variable rates
       (effective weighted average interest rates of 3.1% and 1.7% at December
       31, 2003 and 2002, respectively), with various
       maturities through 2015                                                     $10,065      $10,930
      Obligations under Community Development Block Grants, fixed rates of 3.5%
       and 4.5% with various
       maturities through 2005                                                          32           69
      Obligations under capital leases, interest imputed
       at rates ranging from 2.9% to 4.25%, with maturities
       through 2011                                                                    312          -
                                                                                   -------      -------
         Subtotal                                                                   10,409       10,999

      Less, current maturities of long-term debt                                       990          902
                                                                                   -------      -------

        Long-term debt                                                             $ 9,419      $10,097
                                                                                   =======      =======

     Principal maturities of long-term debt during the four fiscal years succeeding 2004 are as follows: 2005 - $1,266; 2006 - $1,221; 2007 - $1,582 and 2008 - $1,462.

     In connection with the industrial development revenue bond obligations, the Company obtained, as a credit enhancement for the bondholders, irrevocable letters of credit in favor of the bond trustees. Under the industrial revenue bond for the Mod-U-Kraf Homes' manufacturing facility in Virginia, the issuer of the letter of credit holds a first lien and security interest on that facility. The agreements relating to these letters of credit contain, among other provisions, certain covenants relating to required amounts of working capital and net worth and the maintenance of certain required financial ratios. At December 31, 2003, the Company was in compliance with all related covenants. Community Development Block Grants payable to the City of Osage City, Kansas aggregating $32 were obtained as part of the Kan Build acquisition and are payable in monthly installments through 2005.

     In January of 2003, the Company entered into various interest rate swap agreements that became effective beginning in October of 2003. These swap agreements are designated as cash flow hedges under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are used to manage the economic risks associated with fluctuations in interest rates by converting a portion of the Company's variable-rate debt to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the interest expense caption of the statement of operations. Hedge ineffectiveness was not material in 2003. The fair value of the Company's interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. If, in the future, the interest rate swap agreements are determined to be ineffective hedges or are terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts on cash flow hedges included in accumulated other comprehensive income (loss) within shareholders' equity.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


6. LONG-TERM DEBT, continued.

      At December 31, 2003, the Company had four interest rate swap agreements with notional amounts of $2,000, $580, $3,600, and $2,200, respectively, that were used to convert the variable interest rates on certain industrial development revenue bonds to fixed rates. In accordance with the terms of the swap agreements, the Company pays 3.39%, 3.12%, 3.71%, and 3.36% interest rates, respectively, and receives the Bond Market Association Index (BMA), calculated on the notional amounts, with net receipts or payments being recognized as adjustments to interest expense. At December 31, 2003, the Company recorded a liability for the potential early settlement of these new swap agreements in the amount of $267. This exposure represents the fair value of the swap instruments and has been recorded in the balance sheets in accordance with SFAS No. 133 as a noncurrent liability. The effective portion of the cash flow hedge has been recorded, net of taxes, as a reduction of shareholders' equity as a component of accumulated other comprehensive loss.


7. ACCRUED EXPENSES AND OTHER LIABILITIES.

      Accrued expenses and other liabilities at year-end consist of the following:
                                                             2003         2002
                                                             ----         ----

        Wages, salaries, bonuses and commissions           $ 4,953      $ 5,661
        Dealer incentives, including volume bonuses,
          dealer trips, interest reimbursement,
          co-op advertising and other rebates                3,839        4,368
        Warranty                                             8,658        8,796
        Insurance-products and general liability,
          workers compensation, group health and other       6,361        7,434
        Customer deposits and unearned revenues              7,000        5,598
        Other current liabilities                            6,775        7,999
                                                           -------      -------

        Total                                              $37,586      $39,856
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

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


8. COMMON STOCK MATTERS AND EARNINGS PER SHARE.

     STOCK OPTION PLAN

     The Company has stock option plans, including the 2000 Omnibus Stock Incentive Program (the "2000 Plan") which was approved by the shareholders on May 4, 2000. The 2000 Plan provides for an additional one million common shares to be reserved for grants under the Company's stock option and award plans. The Company's stock option plan provides for the granting of options to directors, officers and eligible key employees to purchase common shares. The 2000 Plan permits the issuance of either incentive stock options or nonqualified stock options. Stock Appreciation Rights ("SARs") may be granted in tandem with stock options or independently of and without relation to options. There were no SARs outstanding at December 31, 2003. The option price for incentive stock options shall be an amount of not less than 100% of the fair market value per share on the date of grant and the option price for nonqualified stock options shall be an amount of not less than 90% of the fair market value per share on the date the option is granted. No such options may be exercised during the first year after grant, and are exercisable cumulatively in four installments of 25% each year thereafter. Options have terms ranging from five to ten years.

     The following table summarizes stock option activity:

                                                                      Weighted-
                                                                       Average
                                                   Number             Exercise
                                                 of Shares              Price
                                                 ---------              -----

    Outstanding, January 1, 2001                    1,388              $13.83
      Granted                                          72               11.81
      Canceled                                       (268)              16.43
      Exercised                                      (176)               7.18
                                                    -----

    Outstanding, December 31, 2001                  1,016               13.84
      Granted                                         102               16.69
      Canceled                                       (135)              19.37
      Exercised                                      (267)               8.37
                                                    -----

    Outstanding, December 31, 2002                    716               15.74
      Granted                                          36               12.41
      Canceled                                       (180)              18.17
      Exercised                                       (26)               8.66
                                                    -----

    Outstanding, December 31, 2003                    546              $15.05
                                                    =====

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


8. COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.

     Options outstanding at December 31, 2003 are exercisable at prices ranging from $4.05 to $24.88 per share and have a weighted average remaining contractual life of 4.9 years. The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:


                                            Options Outstanding              Options Exercisable
                                            -------------------              -------------------
                                                 Weighted-
                                    Number        Average    Weighted-      Number        Weighted-
                                Outstanding at   Remaining    Average    Exercisable at    Average
                Range of         December 31,   Contractual  Exercise    December 31,     Exercise
             Exercise Price          2003          Life        Price         2003           Price
             --------------          ----          ----        -----         ----           -----

              $4.05 - $12.00          253          7.2       $10.45           157        $10.21
              12.01 -  17.00          167          4.6        15.34           100         14.88
              17.01 -  22.00           19          3.1        18.40             9         18.79
              22.01 -  24.88          107          0.1        24.88           107         24.88
                                     ----                                    ----
                                      546                                     373
                                     ====                                    ====


     At December 31, 2002 and 2001 there were exercisable options to purchase 395 and 640 shares, respectively, at weighted-average exercise prices of $16.62 and $13.50, respectively. The weighted-average grant-date fair value of options granted during the years ended December 31, 2003, 2002 and 2001 were $4.55, $6.31 and $4.33, respectively. As of December 31, 2003, 1,129 shares were reserved for the granting of future stock options and awards, compared with 1,119 shares at December 31, 2002.

     STOCK AWARD PROGRAMS

     On October 19, 1998, the Board of Directors approved a Stock Award Program which provided for the awarding to key employees of up to 109 shares of common stock from shares reserved under the Company's stock option plan. On December 1, 1998, the Company awarded 64 shares to certain employees, subject to the terms, conditions and restrictions of the award program. During the year ended December 31, 2001, no shares were awarded, 9.0 shares were issued and 5.5 awarded shares were canceled. During the year ended December 31, 2002, no shares were awarded, 8.8 shares were issued and .3 shares were canceled. During the year ended December 31,2003, no shares were awarded, issued or canceled. The shares under the stock award program were issued in four annual installments of 25% beginning one year from the date of grant. The Company recognized compensation expense over the term of the awards. Compensation expense of $-0-, $196 and $201 was recognized for the years ended December 31, 2003, 2002 and 2001, respectively.

     The 2000 Plan also permits the granting of restricted and unrestricted stock awards to the Company's key employees and non-employee directors. In accordance with the provisions of the 2000 Plan, the Board of Directors may grant shares of stock to eligible participants for services to the Company. Restricted shares vest over a period of time as determined by the Board of Directors and are granted at no cost to the recipient. For restricted shares that are not subject to pre-established Company performance objectives, compensation expense is recognized over the vesting period at an amount equal to the fair market value of the shares on the grant date. Compensation expense for discretionary unrestricted stock awards is recognized at date of grant. There were 14.2, 4.6 and 15.1 restricted non-contingent stock awards granted at a weighted-average per share grant-date fair value of $14.98, $18.68 and $11.48 in 2003, 2002 and 2001, respectively. Compensation expense of $124.6, $134.0 and $64.5 was recognized in the years ended December 31, 2003, 2002 and 2001, respectively.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


8. COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.

     On March 1, 2003, the Company adopted the Performance Based Restricted Stock Plan covering 115 shares of common stock per performance period for officers and other key employees. The purpose of the plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. There is also a requirement to forfeit the award upon certain terminations of employment, in cases other than death, disability or retirement. The plan, effective as of January 1, 2003, is accounted for in accordance with the variable plan accounting provisions of FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," and therefore awards are expensed based upon the fair value of the estimated shares to be earned over the vesting period. The exact number of shares that each employee will receive is dependent on the Company's performance, with respect to net income, over a three-year period. During 2003, 86.7 shares, net of forfeitures, were awarded under this plan. The weighted-average grant-date fair value was $11.18 in 2003 for the shares awarded under the plan. The market value of the shares awarded is recognized as unearned compensation in the consolidated statements of shareholders' equity and is amortized to operations over the vesting period. The Company amortized $523.4 to compensation expense for the year ended December 31, 2003.

     STOCK PURCHASE PLAN

     The Company has an employee stock purchase plan under which a total of 455 shares of the Company's common stock are reserved for purchase by full-time employees through weekly payroll deductions. Shares of the Company's common stock are purchased quarterly by the employees at a price equal to the lesser of 90% of the market price at the beginning or end or the quarter. As of December 31, 2003, there were 282 employees actively participating in the plan. Since its inception, a total of 369 shares have been purchased by employees under the plan. The Company sold to employees 24.3, 16.5 and 26.2 shares at weighted fair values of $10.53, $12.77 and $8.08 in 2003, 2002 and 2001, respectively. Certain restrictions in the plan limit the amount of payroll deductions an employee may make in any one quarter. There are also limitations as to the amount of ownership in the Company an employee may acquire under the plan.

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

                                                2003         2002         2001
                                                ----         ----         ----
     Numerator:
      Net income (loss) available
       to common stockholders                 $ 7,365      $ 9,929      $(3,951)

     Denominator:
      Number of shares outstanding, end of period:
       Common stock                            15,553       15,667       15,936
       Effect of weighted average contingently
        liable shares outstanding during period   (77)         -            -
       Effect of weighted average shares
        outstanding during period                 (39)         329         (101)
                                               ------       ------       ------
      Weighted average number of common
       shares used in basic EPS                15,437       15,996       15,835
      Effect of dilutive securities
       Stock options and awards                    50          101          -
       Deferred compensation plans                -             10          -
                                               ------       ------       ------
      Weighted average number of common
       shares used in diluted EPS              15,487       16,107       15,835
                                               ======       ======       ======

     As the Company reported a net loss for the year ended December 31, 2001, 104 common stock equivalents related to stock options did not enter into the computation of diluted earnings per share because their inclusion would have been antidilutive.

     For the years ended December 31, 2003, 2002 and 2001, 285, 305 and 499 shares, respectively, of outstanding stock options were not included in the computation of diluted earnings per share because their exercise price was greater than the average market prices for the respective periods and their inclusion would have been antidilutive.

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


9. COMPENSATION AND BENEFIT PLANS.

     INCENTIVE COMPENSATION

     The Company has incentive compensation plans for its officers and other key management personnel. The amounts charged to expense for the years ended December 31, 2003, 2002 and 2001 aggregated $1,598, $2,959 and $1,665, respectively.

     DEFERRED COMPENSATION

     The Company has established a deferred compensation plan for executives and other key employees. The plan provides for benefit payments upon termination of employment, retirement, disability, or death. The Company recognizes the cost of this plan over the projected service lives of the participating employees based on the present value of the estimated future payment to be made. The plan is funded by insurance contracts on the lives of the participants. At December 31, 2003 and 2002, the carrying amount of these policies, which equaled their fair value, was $35,117 and $32,821, respectively. The deferred compensation obligations, which aggregated $7,588 and $7,231 at December 31, 2003 and 2002, respectively, are included in other non-current liabilities, with the current portion ($364 and $312 at December 31, 2003 and 2002, respectively) included in other current liabilities.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


9. COMPENSATION AND BENEFIT PLANS, Continued.

     In connection with the acquisitions of Miller Building Systems and Mod-U-Kraf Homes in 2000 (see Note 11), the Company assumed obligations under existing deferred compensation agreements. The liabilities recognized in the consolidated balance sheets aggregated $536 and $1,109 at December 31, 2003 and 2002, respectively. As part of these acquisitions, the Company assumed ownership of life insurance contracts and trust accounts established for the benefit of participating executives. Such assets, which are valued at fair value, aggregated $58 and $680 at December 31, 2003 and 2002, respectively. During 2003, the trustees of the Miller plan elected to dissolve their plan and release the collateral to the five remaining participants in the plan. Liquidation of the Miller plan had no impact on earnings.

     SUPPLEMENTAL DEFERRED COMPENSATION

     The Company has established a supplemental deferred compensation plan (Mirror Plan) for key employees as determined by the Board of Directors. The plan allows participants to defer compensation only after they had deferred the maximum allowable amount under the Company's 401(k) Plan. The participants select certain mutual funds investments and Company stock whose performance is tracked by the Company. In addition, the Company matches a certain level of participant contributions that vests over a five-year period. Under the plan, the investments are not funded directly, including the matching contributions and investments in Company stock. Instead, the plan administrator tracks the performance of investments in mutual funds and Company stock as directed by the participant and a liability to the participants is recorded by the Corporation based on the performance of the phantom investments. Participant benefits are limited to the value of the vested benefits recorded on their behalf.

     The Company has also established a supplemental deferred compensation plan (Executive Savings Plan) for certain key executive management as determined by the Board of Directors. This plan allows participants to defer compensation without regard to participation in the Company's 401(k) plan. The participants select certain mutual funds investments and Company stock whose performance is tracked by the Company. In addition, the Company matches a certain level of participant contributions that vests after a five-year period. Under the plan, the investments are not funded directly, including the matching contributions and investments in Company stock. Instead, the plan administrator tracks the performance of investments in mutual funds and Company stock as directed by the participant and a liability to the participants is recorded by the Corporation based on the performance of the phantom investments. Participant benefits are limited to the value of the vested benefits recorded on their behalf.

     Liabilities recorded on the consolidated balance sheets related to these plans as of December 31, 2003 and 2002 are $1,523 and $800, respectively.

     EMPLOYEE BENEFIT PLANS

     Effective January 1, 2000, the Company established a retirement plan (the "Plan"), under Section 401(k) of the Internal Revenue Code that covers all eligible employees. The Plan is a defined contribution plan and allows employees to make voluntary contributions up to 20% of annual compensation. Under the Plan, the Company may make discretionary matching contributions up to 6% of participants' compensation. Expense under the Plan aggregated $1,291, $1,296 and $1,317 for the years ended December 31, 2003, 2002 and
     2001, respectively.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


10. INCOME TAXES.

    Income taxes (benefit) are summarized as follows for the year ended December 31:

                                             2003         2002         2001
                                             ----         ----         ----
      Federal:
        Current                            $ 3,036      $ 1,895      $(1,170)
        Deferred                               285        2,581         (906)
                                           -------      -------      -------

                                             3,321        4,476       (2,076)
                                           -------      -------      -------

      State:
        Current                                411          370           38
        Deferred                                24          221         (129)
                                           -------      -------      -------

                                               435          591          (91)
                                           -------      -------      -------

          Total                            $ 3,756      $ 5,067      $(2,167)
                                           =======      =======      =======


    The following is a reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate (35% in 2003 and 2001 and 34% in 2002) to the reported provision (benefit) for income taxes:

                                             2003         2002         2001
                                             ----         ----         ----
    Computed federal income tax (benefit)
      at federal statutory rate            $ 3,892      $ 5,099      $(2,141)
    Changes resulting from:
      Increase in cash surrender
        value of life insurance
        contracts                             (434)        (389)        (444)
      State income taxes, net of
        federal income tax benefit             291          310           -
      Preferred stock dividend
        exclusion                             (100)        (199)        (158)
      Goodwill amortization                     -            -           306
      Extraterritorial income exclusion/
        Foreign Sales Corporation
        subject to lower tax rate              (50)         (34)        (148)
      Other, net                               157          280          418
                                           -------      -------      -------

          Total                            $ 3,756      $ 5,067      $(2,167)
                                           =======      =======      =======

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


10. INCOME TAXES, CONTINUED.

The components of the net deferred tax assets (liabilities) are as follows:

                                                         2003            2002
                                                         ----            ----

         Current deferred tax asset:
           Accrued warranty expense                    $ 3,277         $ 3,369
           Accrued self-insurance                        1,355           1,708
           Inventories                                     544             483
           Receivables                                     459             327
           Other                                           324             998
                                                       -------         -------

               Net current deferred
                 tax asset                             $ 5,959         $ 6,885
                                                       =======         =======

         Noncurrent deferred tax asset (liability):
           Deferred compensation                       $ 2,869         $ 2,731
           Property and equipment and other
             real estate                                (4,482)         (5,070)
           Intangible assets                            (2,263)         (2,165)
           Other                                          (213)            381
                                                       -------         -------

               Net noncurrent deferred
                 tax liability                         $(4,089)        $(4,123)
                                                       =======         =======


11. ACQUISITIONS.


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

      Unaudited pro forma financial information as if this acquisition had occurred at the beginning of the period is as follows:

                                                               2001
                                                               ----

          Net sales                                          $590,734
          Net income (loss)                                    (3,922)
          Earnings (loss) per share:
             Basic                                           $   (.25)
             Diluted                                             (.25)

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


12. COMMITMENTS AND CONTINGENCIES.

      LEASE COMMITMENTS

      The Company leases various manufacturing and office facilities under non-cancelable agreements that expire at various dates through November 2006. Several of the leases contain renewal options and options to purchase and require the payment of property taxes, normal maintenance and insurance on the properties. Certain office and delivery equipment is also leased under non-cancelable agreements that expire at various dates through June 2008. The above-described leases are accounted for as operating leases.

      Future minimum annual operating lease commitments at December 31, 2003 aggregated $450 and are payable as follows: 2004 - $166; 2005 - $96; 2006
      - $85; 2007 - $71; 2008 - $32. Total rental expense for the years ended December 31, 2003, 2002 and 2001 aggregated $1,057, $1,118 and $1,269, respectively.

      OBLIGATION TO PURCHASE CONSIGNED INVENTORIES

      The Company obtains vehicle chassis for its recreational and specialized vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until either assigned to a unit in the production process or 90 days have passed. At the earlier of these dates, the Company is obligated to purchase the chassis and it is recorded as inventory. Chassis inventory at December 31, 2003 and 2002, accounted for as consigned inventory, approximated $11.6 million and $14.6 million, respectively.

      REPURCHASE AGREEMENTS

      The Company is contingently liable to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financial institution in the event that they have repossessed them upon a dealer's default. Products repurchased from dealers under these agreements are accounted for as a reduction in revenue at the time of repurchase. Although the estimated contingent liability approximates $238 million at December 31, 2003 ($204 million at December 31, 2002), the risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. Based on losses previously experienced under these obligations, the Company has established a reserve for estimated losses under repurchase agreements. Accordingly, the Company is recording an accrual for estimated losses under repurchase agreements at December 31, 2003 and 2002 of $.3 million and $.4 million, respectively. Due to improved market conditions within the recreational vehicle industry during both 2003 and 2002, the Company has reduced its estimate of anticipated losses. The favorable change in estimate exceeded actual losses incurred by $.1 million and $.3 million for the years ended December 31, 2003 and 2002, respectively. This compares to losses of $.7 million the year ended December 31, 2001.

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


12. COMMITMENTS AND CONTINGENCIES, Continued.

      CORPORATE GUARANTEES

      The Company was contingently liable under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $4.6 million at December 31, 2003, $.9 million at December 31, 2002 and $3.1 million at December 31, 2001. During 2003, the Company entered into an agreement with a financial institution to form a private-label financing program to provide wholesale inventory financing to the Company's dealers in the recreational vehicle segment. The agreement provides for a preferred program that provides financing that is subject to the standard repurchase agreement described above. In addition, the agreement provides for a reserve pool whereby the financial institution makes available an aggregate line of credit not to exceed $40 million that will provide financing for dealers that may not otherwise qualify for credit approval under the preferred program. No dealer being provided financing from the reserve pool can receive an aggregate line of credit exceeding $5 million. Per each contract year, in addition to the standard repurchase agreement described above, the Company will be liable to the financial institution for the first $2 million of aggregate losses, as defined by the agreement, incurred by the financial institution on designated dealers with higher credit risks that are accepted into the reserve pool financing program. As of December 31, 2003, the Company was contingently liable for $4.6 million in loans from the reserve pool. The Company has recorded a loss reserve of $.1 million associated with these guarantees.

      In addition, the Company is liable under a guarantee to a financial institution for model home financing provided to certain independent builders doing business with the Company's housing and building segment. The amount outstanding under this agreement at December 31, 2003 is $1.4 million. Any losses incurred would be offset by the proceeds from the resale of the model home and losses are limited to 20% of the original contract price, and cannot exceed $2.0 million. As of December 31, 2003, no losses had been incurred by the Company under the model home financing program.

      SHARE REPURCHASE PROGRAMS

      Periodically, the Company has repurchased its common stock as authorized by the Board of Directors. Under the repurchase program, common shares are purchased from time to time, depending on market conditions and other factors, on the open market or through privately negotiated transactions. The Company repurchased 293, 507 and 53 shares during 2003, 2002 and 2001, respectively. At December 31, 2003, there are 73 remaining shares authorized for repurchase by the Board of Directors.

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

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


12. COMMITMENTS AND CONTINGENCIES, Continued.

      CHANGE OF CONTROL AGREEMENTS

      On February 3, 2000, the Company entered into Change of Control Agreements with key executives. Under the terms of these agreements, in the event of a change in control of the Company, as defined, the Company would be obligated to pay these key executives for severance and other benefits. These agreements, as adjusted for subsequent changes in key personnel, aggregated obligations of approximately $14.0 million and $12.9 million based on salaries and benefits at December 31, 2003 and 2002, respectively. In addition, in the event of a change of control of the Company, all outstanding stock options and SARs shall become immediately exercisable and all stock awards shall immediately be deemed fully achieved.

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


13. UNAUDITED INTERIM FINANCIAL INFORMATION.

    Certain selected unaudited quarterly financial information for the years ended December 31, 2003 and 2002 is as follows:

                                                     2003
                                                 Quarter Ended
                                  March 31     June 30    September 30  December 31
                                  --------     -------    ------------  -----------

    Net sales                     $146,387    $173,903      $200,809     $190,046
    Gross profit                    17,034      27,546        33,130       26,991
    Net income (loss)               (2,820)      2,836         5,358        1,991
    Net income (loss) per
      common share:
        Basic                         (.18)        .18           .35          .13
        Diluted                       (.18)        .18           .35          .13


                                                     2002
                                                 Quarter Ended
                                  March 31     June 30    September 30  December 31
                                  --------     -------    ------------  -----------

    Net sales                     $152,846    $170,725      $177,535     $164,086
    Gross profit                    18,270      26,299        29,445       25,205
    Net income (loss)                 (590)      3,563         4,296        2,660
    Net income (loss) per
      common share:
        Basic                         (.04)        .22           .27          .17
        Diluted                       (.04)        .22           .27          .17

COACHMEN INDUSTRIES, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


13. UNAUDITED INTERIM FINANCIAL INFORMATION, continued.

      Included in the fourth quarter of 2003 were gains of $376 from the sale of vacant lots located in California and investment income $870 which included the sale of marketable securities and increased cash surrender value of investments in Company-owned life insurance policies.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable in 2003.


ITEM 9A. CONTROLS AND PROCEDURES

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in the Company's internal control over financial reporting during the fourth quarter of 2003.


                                PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (A)  IDENTIFICATION OF DIRECTORS

Information regarding the Registrant's directors is contained under the captions "Election of Directors" and "2003 Committees of the Board" in the Company's Proxy Statement dated March 22, 2004 and is incorporated herein by reference.

     (B)  EXECUTIVE OFFICERS OF THE COMPANY

See "Executive Officers of the Registrant" contained herein.

     (C)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Information for "Section 16(a) Beneficial Ownership Reporting Compliance" is contained under that caption in the Company's Proxy Statement dated March 22, 2004 and is incorporated herein by reference.

     (D)  CODE OF ETHICS

The Company has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief operating officer, chief financial officer, controller and any person performing similar functions) and employees. The Company has filed a copy of this Code of Ethics as Exhibit 14 to this Form 10-K. The Company has also made the Code of Ethics available on its website at http://www.coachmen.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information for Item 11 is contained under the headings "Compensation of Executive Officers," "Management Development/Compensation Committee Report", "Outside Director Compensation" and "Performance Graph" in the Company's Proxy Statement dated March 22, 2004 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information for Item 12 is contained under the captions "Directors' and Officers' Stock Ownership" and "Stock Ownership Information" in the Company's Proxy Statement dated March 22, 2004 and is incorporated herein by reference.

The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2003:


                                 Equity Compensation Plan Information

                                    # of securities                             # of securities
                                      to be issued       Weighted average     remaining available
                                    upon exercise of     exercise price of    for future issuance
                                   outstanding options,  outstanding options,     under equity
         Plan Category             warrants and rights   warrants and rights   compensation plans
         -------------             -------------------   -------------------   ------------------
Equity compensation plans
 approved by shareholders                 546,425              $15.05               1,559,831

Equity compensation plans not
 approved by shareholders                    -                    -                      -
                                          -------              ------               ---------

       Total                              546,425              $15.05               1,559,831
                                          =======              ======               =========


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the Principal Accountant Fees and Services is contained under the caption "Independent Auditors" in the Company's Proxy Statement dated March 22, 2004 and is incorporated herein by reference.

                                 PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES, AND REPORTS ON FORM 8-K

(A) THE FOLLOWING FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE ARE INCLUDED IN ITEM 8 HEREIN.

 1. FINANCIAL STATEMENTS

    Report of Independent Auditors
    Consolidated Balance Sheets at December 31, 2003 and 2002
    Consolidated Statements of Operations
              for the years ended December 31, 2003, 2002 and 2001
                 Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001
    Consolidated Statements of Cash Flows for the years
      ended December 31, 2003, 2002 and 2001
    Notes to Consolidated Financial Statements

 2. FINANCIAL STATEMENT SCHEDULE

    Schedule II - Valuation and Qualifying Accounts

 3. EXHIBITS

    See Index to Exhibits

(B) REPORTS ON FORM 8-K DURING THE QUARTER ENDED DECEMBER 31, 2003

          Form 8-K, dated October 10, 2003, reporting an Item 9 and Item 12 event (a press release announcing an expectation of improved financial results for the third quarter).

          Form 8-K, dated October 27, 2003, reporting an Item 9 and Item 12 event (a press release announcing third quarter results).

          Form 8-K, dated November 13, 2003, reporting an Item 5 event (a press release announcing the declaration of a $.06 per share regular quarterly dividend).

          Form 8-K, dated November 18, 2003, reporting an Item 5 event (a press release announcing the appointment of Matthew J. Schafer as President and Chief Operating Officer of the Company).

          Form 8-K, dated December 9, 2003, reporting an Item 9 event (a press release announcing record sales results from RV industry trade show).

          Form 8-K, dated December 15, 2003, reporting an Item 9 event (a press release commenting on its fourth quarter performance).

SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                      Additions
                        Balance At     Charged                       Balance
                        Beginning     To Costs       Payment or      At End
Description             Of Period   And Expenses    Utilization     Of Period
-----------             ---------   ------------    -----------     ---------

FISCAL YEAR ENDED
 DECEMBER 31, 2003:

Allowance for doubtful
 accounts:              $  861,000     574,000     $   (227,000)(A) $1,208,000

Product warranty
 reserves:              $8,796,000 $16,467,000     $(16,605,000)(C) $8,658,000

Repurchase agreement and
 Corporate guarantee
 loss reserves:         $  403,000 $   (11,000)(D) $    (42,000)    $  350,000

FISCAL YEAR ENDED
 DECEMBER 31, 2002:

Allowance for doubtful
 accounts:              $  972,000 $   183,000     $   (294,000)(A) $  861,000

Product warranty
 reserves:              $8,391,000 $16,575,000     $(16,170,000)(C) $8,796,000

Repurchase agreement and
 Corporate guarantee
 loss reserves:         $1,169,000 $  (306,000)(D) $   (460,000)    $  403,000

FISCAL YEAR ENDED
 DECEMBER 31, 2001:

Allowance for doubtful                             $   (488,000)(A)
 accounts:              $1,066,000 $   379,000           15,000 (B) $  972,000

Product warranty                                   $(16,538,000)(C)
 reserves:              $7,796,000 $16,850,000          283,000 (B) $8,391,000

Repurchase agreement and
 Corporate guarantee
 loss reserves:         $1,524,000 $   650,000     $ (1,005,000)    $1,169,000


(A) Write-off of bad debts, less recoveries.
(B) Amounts from acquired companies.
(C) Claims paid, less recoveries.
(D) Reflects favorable change in estimate described in Note 12.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COACHMEN INDUSTRIES, INC.

Date: March 12, 2004                     /s/ J. P. Tomczak
                                         -----------------------------
                                                J. P. Tomczak
                                        (Executive Vice President and
                                           Chief Financial Officer)

                                         /s/ G. L. Near
                                         -----------------------------
                                                  G. L. Near
                                        (Vice President and Controller)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 12, 2004.

/s/ C. C. Skinner                       /s/ W. P. Johnson
-------------------------------         -------------------------------
         C. C. Skinner                           W. P. Johnson
          (Director)                              (Director)
    (Chief Executive Officer)

/s/ T. H. Corson                        /s/ P. G. Lux
-------------------------------         -------------------------------
         T. H. Corson                             P. G. Lux
          (Director)                              (Director)


/s/ E. W. Miller                        /s/ G. B. Bloom
-------------------------------         -------------------------------
         E. W. Miller                            G. B. Bloom
          (Director)                              (Director)


/s/ R. J. Deputy                        /s/ R. Martin
-------------------------------         -------------------------------
         R. J. Deputy                             R. Martin
          (Director)                              (Director)


/s/ D. W. Hudler
-------------------------------
         D. W. Hudler
          (Director)

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

 (3)(b) By-Laws as modified through January 31, 2002 (incorporated by reference to the Company's Form 8-K filed February 20, 2002).

 (4)(a) Credit Agreement dated as of June 30, 2003 among Coachmen Industries, Inc., the Lenders named therein, and Bank One, Indiana, N.A. (incorporated by reference to Exhibit 4(a) to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2003).

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

*(10)(d) Form of Change in Control Agreements for certain executive officers (Tier 2)(incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

*(10)(e) PRISM Exec(R) Model Non-Qualified Deferred Compensation Plan effective January 1, 2001 (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

*(10)(f) Executive Annual Performance Incentive Plan effective January 1, 2002 (incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

*(10)(g) Long Term Incentives Performance Based Restricted Stock Plan effective January 1, 2003 (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

 (11)           No Exhibit - See Consolidated Statements of Income and
                Note 8 of Notes to Consolidated Financial Statements, contained herein.

 (14)           Code of Ethics (filed herewith).

 (21)           Registrant and Subsidiaries of the Registrant.

 (23)           Consent of Ernst & Young LLP.

 (31.1) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

 (31.2) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

 (32) Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.



*  Management Contract or Compensatory Plan.