Form 10-Q
period 2004-03-31
COACHMEN INDUSTRIES INC
filed 2004-05-05
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to__________________

Commission file number 1-7160

COACHMEN INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)
INDIANA	35-1101097

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2831 Dexter Drive Ekhart, Indiana	46514

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code      574-262-0123

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

      At April 30, 2004:

Common Shares, without par value 15,666,490 shares outstanding including an equivalent number of common share purchase rights.

FORM 10-Q

INDEX

                                                                Page No.
Part I.  Financial Information

    Financial Statements:

       Consolidated Balance Sheets-
       March 31, 2004 and December 31, 2003                      3-4

       Consolidated Statements of Operations-
       Three Months Ended March 31, 2004 and 2003                 5

       Consolidated Statements of Cash Flows-
       Three Months Ended March 31, 2004 and 2003                 6

       Notes to Consolidated Financial Statements                7-12

    Management's Discussion and Analysis of Financial
       Condition and Results of Operations                      13-17

    Quantitative and Qualitative Disclosures About Market Risk    17

    Controls and Procedures                                       18

Part II.  Other Information

    Item 6. Exhibits and Reports on Form 8-K                      19

    Signatures                                                    20

    Index to Exhibits                                             21

Coachmen Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

                                               March 31,    December 31,
                                                 2004          2003
                                                 ----          ----
                                              (Unaudited)
Assets
Current assets:
  Cash and temporary cash investments         $  8,252      $  6,408
  Marketable securities                          4,008         5,667
  Trade receivables, less allowance for
   doubtful receivables 2004 - $1,191
   and 2003 - $1,208                            60,134        46,232
  Other receivables                              3,380         1,906
  Refundable income taxes                          622           642
  Inventories                                  122,344       101,100
  Prepaid expenses and other                     5,584         4,622
  Deferred income taxes                          6,343         5,959
                                              --------      --------

    Total current assets                       210,667       172,536
                                              --------      --------

Property, plant and equipment, at cost         154,010       155,673
  Less, accumulated depreciation                77,595        76,448
                                              --------      --------

    Property, plant and equipment, net          76,415        79,225
                                              --------      --------

Goodwill                                        18,954        18,954
Cash value of life insurance                    38,415        36,506
Other                                            3,472         3,467
                                              --------      --------

Total assets                                  $347,923      $310,688
                                              ========      ========

See Notes to Consolidated Financial Statements.

Coachmen Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(continued)
(in thousands)

                                                March 31,    December 31,
                                                  2004          2003
                                                  ----          ----
                                               (Unaudited)
Liabilities
Current liabilities:
  Accounts payable, trade                      $ 45,913      $ 30,486
  Accrued income taxes                            1,556         2,511
  Accrued expenses and other liabilities         44,478        37,586
  Short-term borrowings and current portion
   of long-term debt                             21,986         5,990
                                               --------      --------

    Total current liabilities                   113,933        76,573

Long-term debt                                    9,390         9,419
Deferred income taxes                             3,903         4,089
Postretirement deferred compensation benefits     9,258         9,172
Other                                               363           284
                                               --------      --------

    Total liabilities                           136,847        99,537
                                               --------      --------

Shareholders' equity
  Common shares, without par value: authorized
   60,000 shares; issued 2004 - 21,091
   shares and 2003 - 21,086 shares               91,610        91,539
  Additional paid-in capital                      8,646         7,616
  Retained earnings                             172,427       172,700
  Treasury shares, at cost: 2004 - 5,427
   shares and 2003 - 5,533 shares               (59,258)      (59,858)
  Unearned compensation                          (2,389)       (1,136)
  Accumulated other comprehensive income             40           290
                                               --------      --------

     Total shareholders' equity                 211,076       211,151
                                               --------      --------

Total liabilities and shareholders' equity     $347,923      $310,688
                                               ========      ========

See Notes to Consolidated Financial Statements.

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

                                                Three Months
                                               Ended March 31,
                                           2004               2003
                                           ----               ----

Net sales                               $201,287           $146,387

Cost of sales                            176,378            129,353
                                        --------           --------

    Gross profit                          24,909             17,034

Operating (income) expenses:
  Delivery                                 8,798              6,989
  Selling                                  7,252              5,719
  General and administrative               9,444              8,723
  Gain on sale of properties, net         (1,010)                (5)
                                        --------           --------

                                          24,484             21,426
                                        --------           --------

    Operating income (loss)                  425             (4,392)
                                        --------           --------

Nonoperating (income) expense:
  Interest expense                           413                362
  Investment income                         (928)              (395)
  Other income, net                          (60)               (62)
                                        --------           --------

    Total nonoperating income, net          (575)               (95)
                                        --------           --------

    Income (loss) before income taxes      1,000             (4,297)

Income taxes (benefit)                       340             (1,477)
                                        --------           --------

    Net income (loss)                   $    660           $ (2,820)
                                        ========           ========

Income (loss) per common share:
    Basic                               $    .04           $   (.18)
    Diluted                             $    .04           $   (.18)

Number of shares used in computation
 of per common share amounts:
    Basic                                 15,459             15,473
    Diluted                               15,550             15,473

Cash dividends per common share         $    .06           $    .06

See Notes to Consolidated Financial Statements.

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

                                                            Three Months
                                                           Ended March 31,
                                                         2004          2003
                                                         ----          ----

Cash flows from operating activities:
  Net income (loss)                                   $    660     $  (2,820)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation                                       2,430         2,384
      Provision for doubtful receivables                   (19)           47
      Gain on sale of properties, net                   (1,010)           (5)
      Increase in cash surrender value of
        life insurance policies                           (579)         (451)
      Net realized and unrealized (gains) losses
        on marketable securities and derivatives           185          (169)
      Deferred income taxes                               (570)          (17)
      Tax benefit from stock options exercised              11            -
      Other                                                461           954
      Changes in certain assets and liabilities:
          Receivables                                  (15,357)       (6,775)
          Inventories                                  (21,046)      (16,648)
          Prepaid expenses and other                      (962)           30
          Accounts payable, trade                       15,427        13,818
          Income taxes - accrued and refundable           (935)          285
          Accrued expenses and other liabilities         6,892          (458)
                                                      --------     ---------
            Net cash used in operating activities      (14,412)       (9,825)
                                                      --------     ---------

Cash flows from investing activities:
  Proceeds from sales of marketable securities           1,207         6,880
  Proceeds from sale of property and equipment           2,317            10
  Investments in marketable securities                  (1,330)       (7,432)
  Purchases of property and equipment                   (1,108)       (1,450)
  Other                                                     (5)          146
                                                      --------     ---------
            Net cash provided by (used in)
                   investing activities                  1,081        (1,846)
                                                      --------     ---------

Cash flows from financing activities:
  Proceeds from short-term debt                         21,000         7,000
  Payments of short-term debt                           (5,000)       (2,000)
  Payments of long-term debt                               (33)          (13)
  Issuance of common shares under stock
    incentive plans                                        141            89
  Purchases of common shares for treasury                   -         (4,096)
  Cash dividends paid                                     (933)         (925)
                                                      --------     ---------
            Net cash provided by financing activities   15,175            55
                                                      --------     ---------

Increase (decrease) in cash and temporary
    cash investments                                     1,844       (11,616)

Cash and temporary cash investments
  Beginning of period                                    6,408        16,549
                                                      --------     ---------
  End of period                                       $  8,252      $  4,933
                                                      ========      ========

See Notes to Consolidated Financial Statements.

Coachmen Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands)
(Unaudited)

1.         BASIS OF PRESENTATION

The consolidated balance sheet data as of December 31, 2003 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The interim financial statements should be read in connection with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair presentation of the statements of the interim periods reported. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

2.         SEGMENT INFORMATION

The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting, which disaggregates its business by product category. The Company’s two reportable segments are: recreational vehicles, including related parts and supplies, and housing and buildings. The Company evaluates the performance of its segments and allocates resources to them based on pretax income. Differences between reported segment amounts and corresponding consolidated totals represent corporate expenses for administrative functions and income or expenses relating to property and equipment that are not allocated to segments.

The table below presents information about segments used by the chief operating decision maker of the Company for the three months ended March 31, 2004 and 2003:

                                                 2004           2003
                                                 ----           ----
    Net sales:
      Recreational vehicles                    $154,024      $107,396
      Housing and buildings                      47,263        38,991
                                               --------      --------
                Consolidated total             $201,287      $146,387
                                               ========      ========

    Pretax income (loss):
      Recreational vehicles                    $  2,480      $  (1,521)
      Housing and buildings                      (1,589)        (2,038)
      Other reconciling items                       109           (738)
                                               --------      ---------

                Consolidated total             $  1,000      $  (4,297)
                                               ========      =========

2.         SEGMENT INFORMATION, Continued.

                                              March 31,    December 31,
                                                 2004           2003
                                                 ----           ----
    Total assets:
      Recreational vehicles                    $156,627      $126,157
      Housing and buildings                     113,500       105,056
      Other reconciling items                    77,796        79,475
                                               --------      --------

                Consolidated total             $347,923      $310,688
                                               ========      ========

3.         INVENTORIES

        Inventories consist of the following:

                                                March 31,   December 31,
                                                  2004          2003
                                                  ----          ----

    Raw materials                              $ 40,290      $ 32,452
    Work in process                              18,090        15,256
    Improved lots                                 2,477         2,314
    Finished goods                               61,487        51,078
                                               --------      --------

                Total                          $122,344      $101,100
                                               ========      ========

4.     ACCRUED EXPENSES AND OTHER LIABILITIES

        Accrued expenses and other liabilities consist of the following:

                                                March 31,   December 31,
                                                  2004          2003
                                                  ----          ----

    Wages, salaries, bonuses and commissions    $ 6,731       $ 4,953
    Dealer incentives, including volume
      bonuses, dealer trips, interest
      reimbursement, co-op advertising and
      other rebates                               4,236         3,839
    Warranty                                      9,484         8,658
    Insurance-products and general liability,
      workers compensation, group health and
      other                                       5,559         6,361
    Customer deposits and unearned revenues       8,870         7,000
    Other current liabilities                     9,598         6,775
                                                -------       -------

      Total                                     $44,478       $37,586
                                                =======       =======

        Changes in the Company’s warranty liability during the quarters ended March 31, 2004 and 2003 were as follows:

                                                  2004          2003
                                                  ----          ----

     Balance of accrued warranty at January 1   $ 8,658       $ 8,796

     Warranties issued during the period and
       changes in liability for pre-existing
       warranties                                 5,724         2,992

     Cash settlements made during the quarter    (4,898)       (3,920)
                                                -------       -------

     Balance of accrued warranty at March 31    $ 9,484       $ 7,868
                                                =======       =======

5.     EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and awards. Basic and diluted earnings per share for the three months ended March 31, 2004 and 2003 were calculated as follows:

                                                       2004        2003
                                                       ----        ----

       Numerator:
        Net income (loss) applicable to common stock $   660    $ (2,820)

       Denominator:
        Number of shares outstanding, end of period:
         Common stock                                 15,665      15,512
         Effect of weighted average contingently
          issuable shares outstanding during period     (101)         (8)
         Effect of weighted average shares
          outstanding during period                     (105)        (31)
                                                      ------      ------
        Weighted average number of common
         shares used in basic EPS                     15,459      15,473
        Effect of dilutive securities
         stock options and awards                         91        -
                                                      ------      ------
        Weighted average number of common
         shares used in diluted EPS                   15,550      15,473
                                                      ======      ======
As the Company reported a net loss for the three months ended March 31, 2003, 66 common stock equivalents related to stock options and awards did not enter into the computation of diluted earnings per share because their inclusion would have been antidilutive.

For the periods ended March 31, 2004 and 2003, 14 and 314 shares of outstanding stock options were not included in the computation of diluted earnings per share because their exercise price was greater than the average market prices for the periods and their inclusion would have been antidilutive.

6.     COMPREHENSIVE INCOME (LOSS)

The changes in components of comprehensive income (loss) for the three months ended March 31, 2004 and 2003 are as follows:

                                                      2004         2003
                                                      ----         ----

        Net income (loss)                             $ 660      $(2,820)
        Unrealized gains (losses) on securities
          held for sale, net of taxes                  (207)          96
        Unrealized losses on cash flow hedges,
          net of taxes                                  (43)        (124)
                                                      -----      -------

            Comprehensive income (loss)               $ 410      $(2,848)
                                                      =====      =======
As of March 31, 2004 and 2003, the accumulated other comprehensive income (loss), net of tax, relating to unrealized gains (losses) on securities available for sale was $243 and ($565), respectively, and relating to deferred losses on cash flow hedges was ($203) and ($124), respectively.

7.     COMMITMENTS, CONTINGENCIES AND GUARANTEES

The Company was contingently liable at March 31, 2004 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company’s independent dealers in connection with their purchase of the Company’s recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer’s default. Products repurchased from dealers under these agreements are accounted for as a reduction in revenue at the time of repurchase. Although the estimated contingent liability approximates $259 million at March 31, 2004 ($238 million at December 31, 2003), the risk of loss resulting from these agreements is spread over the Company’s numerous dealers and is further reduced by the resale value of the products repurchased. Based on losses previously experienced under these obligations, the Company has established a reserve for estimated losses under repurchase agreements. At March 31, 2004, $.4 million ($.3 million at December 31, 2003) was recorded as an accrual for estimated losses under repurchase agreements.

The Company was also contingently liable under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $6.2 million at March 31, 2004 ($4.6 million at December 31, 2003). During 2003, the Company entered into an agreement with a financial institution to form a private-label financing program to provide wholesale inventory financing to the Company’s dealers in the recreational vehicle segment. The agreement provides for a preferred program that provides financing that is subject to the standard repurchase agreement described above. In addition, the agreement provides for a reserve pool whereby the financial institution makes available an aggregate line of credit not to exceed $40 million that will provide financing for dealers that may not otherwise qualify for credit approval under the preferred program. No dealer being provided financing from the reserve pool can receive an aggregate line of credit exceeding $5 million. Per each contract year, in addition to the standard repurchase agreement described above, the Company will be liable to the financial institution for the first $2 million of aggregate losses, as defined by the agreement, incurred by the financial institution on designated dealers with higher credit risks that are accepted into the reserve pool financing program. At March 31, 2004, the Company has recorded a loss reserve of $.1 million associated with these guarantees ($.1 million at December 31, 2003).

During the first quarter of 2004, the Company entered into an agreement to guarantee the indebtedness incurred by a recreational vehicle dealer towards the purchase of a dealership facility. The guarantee is in the principle amount of $1 million for a period of five years or until all indebtedness has been fully paid, whichever occurs first.

In addition, the Company is liable under a guarantee to a financial institution for model home financing provided to certain independent builders doing business with the Company’s housing and building segment. The amount outstanding under this agreement at March 31, 2004 is $1.4 million. Any losses incurred under this guarantee would be offset by the proceeds from the resale of the model home and losses are limited to 20% of the original contract price, and cannot exceed $2.0 million. As of March 31, 2004, no losses have been incurred by the Company under the model home financing program.

The Company obtains vehicle chassis for its recreational and specialized vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company’s various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until either assigned to a unit in the production process or 90 days have passed. At the earlier of these dates, the Company is obligated to purchase the chassis and it is recorded as inventory. At March 31, 2004, chassis inventory, accounted for as consigned inventory, approximated $11.0 million.

During the first quarter of 2004, the Company entered into a $2.7 million commitment for the purchase of a replacement facility located in Middlebury, Indiana to be used for towable recreational vehicle production. This facility will be utilized to manufacture products that were previously produced in the Goshen, Indiana facility that was sold in late March 2004. Subsequent to the first quarter, in April 2004, the Company closed on the purchase of the replacement facility.

The Company is involved in various legal proceedings, most of which are ordinary disputes incidental to the industry and most of which are covered in whole or in part by insurance. Management believes that the ultimate outcome of these matters and any liabilities in excess of insurance coverage and self-insurance accruals will not have a material adverse impact on the Company’s consolidated financial position, future business operations or cash flows.

Subsequent to March 31, 2004, the Company entered into an agreement to provide financing of up to $4.9 million to a developer for the construction of a hotel. The construction loan financing period is 150 days from the date of the agreement of April 12, 2004, after which, the construction loan may be converted to a term loan for a period of two years, provided the terms and conditions of the agreement are met. The loans are collateralized by a first priority interest on all tangible and intangible property of the borrower.

8.     STOCK-BASED COMPENSATION

On March 1, 2003, the Company adopted the Performance Based Restricted Stock Plan initiated to motivate and reward participants for superior achievement of the Company’s pre-established long-term financial performance goals. This new plan, effective as of January 1, 2003, utilizes variable plan accounting, meaning that the cost of the awards are expensed over the vesting period based upon the fair value of the estimated shares to be earned at the end of the vesting period. As of March 31, 2004, a total of 186.3 contingent shares awarded to key employees under the plan were outstanding. The amount expensed during the quarters ended March 31, 2004 and 2003 was $218 and $97, respectively.

The Company has stock option plans and an employee stock purchase plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net earnings for these plans, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock at the date of grant. The table below illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

                                                       2004         2003
                                                       ----         ----

      Net income (loss), as reported                 $   660      $(2,820)
         Add: Stock-based compensation expense
           under variable plan included in reporting
           net income, net of taxes                      144           64

         Deduct: Total stock-based employee
       compensation expense determined under
       fair value based method for all awards,
       net of taxes                                     (207)        (174)
                                                     -------      -------

      Pro forma net income (loss)                    $   597      $(2,930)
                                                     =======      =======

      Earnings (loss) per share:

        Basic - as reported                              .04         (.18)
        Basic - pro forma                                .04         (.19)

        Diluted - as reported                            .04         (.18)
        Diluted - pro forma                              .04         (.19)

9.         RECLASSIFICATION

Certain information in the accompanying consolidated statements of operations for the three months ended March 31, 2003 has been reclassified to conform to the 2004 presentation. The reclassification had no effect on net income as previously reported.

10.        NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” revised December 2003 (FIN 46(R)). FIN 46 requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. The Company has no special purpose entities, as defined, nor has it acquired a variable interest in an entity where the Company is the primary beneficiary since January 31, 2003. The provisions of FIN 46(R) currently are required to be applied as of the end of the first reporting period that ends after March 15, 2004 for variable interest entities in which the Company holds a variable interest that it acquired on or before January 31, 2003. The adoption of FIN 46(R) as of March 31, 2004 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Coachmen Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis
Of Financial Condition and Results of Operations
(in thousands, except per share data)

The following is management’s discussion and analysis of certain significant factors, which have affected the Company’s financial condition, results of operations and cash flows during the periods included in the accompanying consolidated financial statements.

A summary of the changes in the principal items included in the consolidated statements of operations is shown below.

                                               Comparison of
                                                Three Months
                                        Ended March 31, 2004 and 2003
                                            Increases (Decreases)
                                            ---------------------

                                            Amount      Percentage
                                            ------      ----------

Net sales                                 $ 54,900        37.5%

Cost of goods sold                          47,025        36.4

Delivery                                     1,809        25.9

Selling                                      1,533        26.8

General and administrative                     721         8.3

Gain on sale of
  properties, net                            1,005         n/m

Interest expense                                51        14.1

Investment income                              533       134.9

Other, net                                      (2)       (3.2)

Income before income taxes                   5,297       123.3

Income tax expense                           1,817       123.0

Net income                                   3,480       123.4

n/m — not meaningful

NET SALES

Consolidated net sales for the quarter ended March 31, 2004 were $201.3 million, an increase of 37.5% from the $146.4 million reported in the same quarter of 2003. The Company’s recreational vehicle segment experienced a sales increase of 43.4%. For the RV segment, sales dollars for both motorized and towable products posted significant increases during the first quarter of 2004 as compared to the same period in 2003, with most of the growth in sales dollars coming from motorized products. Wholesale unit shipments increased 16.1% during the first quarter of 2004 as compared to the same period for 2003. Wholesale unit shipments of motorized products increased 42.0% while wholesale unit shipments of towable products were up 6.8% for the same period. Product mix accounted for a larger increase in sales dollars as compared to the increase in wholesale unit shipments. Unit backlog for the RV Group was up 33.3% at March 31, 2004 as compared to the same date in 2003. For the Company’s housing and building segment, order flow remained strong during the first quarter. Overall, the housing and building segment experienced a 21.2% increase in net sales for the quarter compared to last year’s first quarter. Wholesale unit shipments for the quarter were up 11.9% as compared to the same quarter of 2003. During the first quarter of 2004, the housing and building segment experienced an increase in the average sales price per unit. The increased sales price per unit was a result of product mix and sales price increases and surcharges related to increased cost of raw materials, particularly lumber. Unit backlogs, measured in floors for the housing and building segment, were up 6.9% at March 31, 2004 as compared to March 31, 2003.

COST OF GOODS SOLD

Cost of goods sold increased 36.4% or $47.0 million for the three months ended March 31, 2004 compared to the same quarter for 2003. As a percentage of net sales, cost of goods sold was 87.6% for the 2004 quarter compared to 88.4% for the 2003 quarter. The increase in the dollar amount of cost of goods sold in the current quarter is attributable to the increase in sales dollars. The decrease in the cost of goods sold percentage to net sales for the 2004 quarter was primarily driven by increased production volume, resulting in improved utilization of the Company’s manufacturing facilities.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include delivery, selling, general and administrative expenses, were 12.7% and 14.6% for the quarters ended March 31, 2004 and 2003, respectively. The percentage of delivery expense to net sales decreased .4 percentage points during the first quarter of 2004 while dollars spent increased $1.8 million as compared to the same quarter in 2003. The increase in dollars spent was primarily related to variable delivery costs for the higher volume of units shipped while the improvement as a percentage of sales was primarily the result of better utilization of the Company’s transportation equipment associated with the increase in sales volume for the quarter. The percentage of selling expense to net sales decreased .3 percentage points while selling expense dollars increased $1.5 million in 2004 as compared to the same period for 2003. The increase in selling expenses was mostly related to personnel costs and increased expenses related to advertising and new product shows. The decrease in selling expenses as a percentage of net sales was primarily related to increased sales volume. General and administrative expenses were 4.7% of net sales for the first quarter of 2004 and 6.0% of net sales for the first quarter

of 2003.     This decrease in general and administrative expenses as a percentage of net sales was related to the increased sales volume.

GAIN ON THE SALE OF PROPERTIES, NET

For the quarter ended March 31, 2004, the gain on the sale of properties was $1,010. In late March 2004, Coachmen RV Company sold its 70,000 square foot facility in Goshen, Indiana, and moved production to a newly acquired replacement facility located five miles north of its 500-acre Middlebury, Indiana complex. The major component of the gain in 2004 was from the sale of the Goshen facility. There were no significant gains or losses from property transactions for the quarter ended March 31, 2003.

INTEREST EXPENSE

Interest expense was $413 and $362 for the quarters ended March 31, 2004 and 2003, respectively. Interest expense varies with the amount of average outstanding long-term debt and borrowings on the revolving credit facility.

INVESTMENT INCOME

Investment income was $928 for the 2004 quarter compared with $395 for the 2003 comparable quarter. The increase was principally attributable to the recording of a declared cumulative preferred dividend of $536 for a utility company emerging from bankruptcy. During the first quarter of 2004, there were unrealized losses of $234 that were considered other than temporary.

OTHER INCOME, NET

Other income, net, represents income of $60 for the 2004 first quarter and $62 for the 2003 first quarter. No items of significance caused the variances between the comparable quarters.

INCOME TAXES

For the first quarter ended March 31, 2004, the effective tax rate was 34.0% compared to a first quarter tax benefit rate of 34.4% in 2003. The Company’s effective tax rate fluctuates based upon the states where sales occur, the level of export sales and the amount of nontaxable dividend income on investments.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains a $35 million, unsecured revolving credit facility to meet its seasonal working capital needs. At March 31, 2004, primarily due to increases in inventories and accounts receivable, there were outstanding borrowings of $21.0 million against this bank line of credit. At March 31, 2003, there was $5.0 million outstanding against the credit facilities. For the three months ended March 31, 2004, the major use of cash was from operating activities, which primarily consisted of increases in receivables and inventories offset by an increase in accounts payable and other accrued expenses. The cash provided by investing activities included the sale of property and equipment and investments in marketable securities offset by the purchase of insurance policies and property and equipment. The cash provided by financing activities was primarily the result of net borrowings against credit facilities offset by the payment of cash dividends.

At March 31, 2004, working capital increased slightly to $96.7 million from $96.0 at December 31, 2003. The $38.1 million increase in current assets at March 31, 2004 versus December 31, 2003 was primarily due to increased trade receivables and inventories. The increase in current liabilities of $37.4 million was substantially due to increased trade payables, borrowings against credit facilities and payroll related accruals.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management’s expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks and uncertainties, and are dependent on various factors, many of which are outside the control of the Company. These uncertainties and other factors include, but are not limited to the potential fluctuations in the Company’s operating results; the condition of the telecommunications industry which purchases modular structures; the availability and price of gasoline and diesel fuel, which can impact the sale of recreational vehicles; the availability of chassis and appliances, which are used in the production of many of the Company’s recreational vehicle products; interest rates, which affect the affordability of the Company’s products; the availability and cost of real estate for residential housing; potential liabilities under repurchase agreements and guarantees; changing government regulations, such as those covering accounting standards, environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability; legislation governing the relationships of the Company with its recreational vehicle dealers, which may affect the Company’s options and liabilities in the event of a general economic downturn; the impact of economic uncertainty on high-cost discretionary product purchases, which can hinder the sales of recreational vehicles; the demand for commercial structures in the various industries that the housing and building segment serves; the ability of the housing and building segment to perform in new market segments where it has limited experience; the impact of performance on the valuation of intangible assets; and also on the state of the recreational vehicle and housing industries in the United States. Other factors affecting forward-looking statements include the cyclical and seasonal nature of the Company’s businesses, adverse weather conditions affecting home deliveries, changes in property taxes and energy costs, changes in federal income tax laws and federal mortgage financing programs, changes in public policy, competition in these industries, the Company’s ability to maintain or increase gross margins which are critical to profitability whether there are or are not increased sales, further developments in the war on terrorism and related international crises; and other risks and uncertainties. The foregoing lists are not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

At times, the Company’s actual performance differs materially from its projections and estimates regarding the economy, the recreational vehicle and building industries and other key performance indicators. Readers of this Report are cautioned that reliance on any forward-looking statements involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company’s objectives will be achieved. For further discussion of the elements involved in this report, see the notes and other materials included with the Company’s latest Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. The Company utilized its short-term revolving credit facility during the first quarter of 2004 for working capital needs resulting from an increase in inventories and accounts receivable. At March 31, 2004, the Company had $22.0 million of borrowings on the revolving credit facility and current maturities of long-term debt. Long-term debt at March 31, 2004 was $9.4 million and consists mainly of industrial development revenue bonds that have variable or floating rates. In January of 2003, the Company entered into various interest rate swap agreements that became effective in October of 2003. These swap agreements, which are designated as cash flow hedges for accounting purposes, effectively convert a portion of the Company’s variable-rate borrowings to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. The fair value of the Company’s interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements.

A loss of $.04 million, net of taxes, attributable to changes in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive gain (loss) in the first quarter of 2004. Total accumulated loss on the swap agreements as of March 31, 2004 was $.2 million. If in the future the interest rate swap agreements were determined to be ineffective or were terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive gain (loss).

At March 31, 2004, the Company had $4.0 million invested in marketable securities. The Company’s marketable securities consist of public utility preferred stocks, which typically pay quarterly fixed rate dividends. These financial instruments are subject to market risk in that available energy supplies and changes in available interest rates would impact the market value of the preferred stocks. The Company utilizes U.S. Treasury bond futures options as a protection against the impact of increases in interest rates on the fair value of the Company’s investments in these fixed rate preferred stocks. Outstanding options are marked to market with market value changes recognized in current earnings. The U.S. Treasury bond futures options generally have terms ranging from 90 to 180 days. Based on the Company’s overall interest rate exposure at March 31, 2004, including variable or floating rate debt and derivatives used to hedge the fair value of fixed rate preferred stocks, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of March 31, 2004, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.

During the period covered by this report, there have been no material changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
See Index to Exhibits
(b)	Reports on Form 8-K during the quarter ended March 31, 2004
Form 8-K filed on January 30, 2004, reporting an Item 5 event (a press release dated January 29, 2004 announcing a long-term licensing agreement entered into with The Coleman Company to design, produce and market a full line of new Coleman® brand recreational vehicles).
Form 8-K filed on February 2, 2004, reporting an Item 7, Item 9 and Item 12 event (a press release dated February 2, 2004 announcing the Company’s operating results for the quarter and twelve months ended December 31, 2003).
Form 8-K filed on February 20, 2004, reporting an Item 7 and Item 9 event (a press release dated February 20, 2004 declaring a regular quarterly dividend for the 86th consecutive quarter).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                      COACHMEN INDUSTRIES, INC.
                                                                         (Registrant)

Date: May 5, 2004	By: /s/ Claire C. Skinner Claire C. Skinner, Chairman of the Board and Chief Executive Officer

Date: May 5, 2004	By: /s/ Joseph P. Tomczak Joseph P. Tomczak, Executive Vice President and Chief Financial Officer

Date: May 5, 2004	By: /s/ Colleen A. Zuhl Colleen A. Zuhl, Vice President and Controller

INDEX TO EXHIBITS

Number Assigned In Regulation S-K, Item 601	Description of Exhibit
3(a)(i)	Articles of Incorporation of the Company as amended on May 30, 1995 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
3(a)(ii)	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4.2 to the Company's Form S-3 Registration Statement, File No. 333-14579).
3(b)	By-Laws as modified through January 31, 2002 (incorporated by reference to the Company's Form 8-K filed February 20, 2002).
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350