Form 10-Q
period 2004-06-30
COACHMEN INDUSTRIES INC
filed 2004-08-05
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to__________________

Commission file number 1-7160

COACHMEN INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)
INDIANA	35-1101097

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2831 Dexter Drive, Ekhart, Indiana	46514

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code      574-262-0123

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

      At July 31, 2004:

Common Shares, without par value 15,673,884 shares outstanding including an equivalent number of common share purchase rights.

FORM 10-Q

INDEX

Part I. Financial Information	Page No.

Financial Statements:

Consolidated Balance Sheets- June 30, 2004 and December 31, 2003	3-4

Consolidated Statements of Operations- Three and Six Months Ended June 30, 2004 and 2003	5

Consolidated Statements of Cash Flows- Six Months Ended June 30, 2004 and 2003	6

Notes to Consolidated Financial Statements	7-13

Management's Discussion and Analysis of Financial Condition and Results of Operations	14-17

Quantitative and Qualitative Disclosures About Market Risk	18

Controls and Procedures	18

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 6. Exhibits and Reports on Form 8-K	19

Signatures	20

Index to Exhibits	21

Coachmen Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	June 30, 2004 (Unaudited)	December 31, 2003
Assets
Current assets:
Cash and temporary cash investments	$8,796	$6,408
Marketable securities	4,108	5,667
Trade receivables, less allowance for
doubtful receivables 2004 - $800
and 2003 - $1,208	61,626	46,232
Other receivables	3,539	1,906
Refundable income taxes	590	642
Inventories	124,033	101,100
Prepaid expenses and other	3,425	4,622
Deferred income taxes	6,395	5,959

Total current assets	212,512	172,536

Property, plant and equipment, at cost	158,786	155,673
Less, accumulated depreciation	79,443	76,448

Property, plant and equipment, net	79,343	79,225

Goodwill	18,954	18,954
Cash value of life insurance	38,972	36,506
Other	4,295	3,467

Total assets	$354,076	$310,688

See Notes to Consolidated Financial Statements.

Coachmen Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)
(in thousands)

	June 30, 2004 (Unaudited)	December 31, 2003
Liabilities
Current liabilities:
Accounts payable, trade	$41,406	$30,486
Accrued income taxes	2,377	2,511
Accrued expenses and other liabilities	45,368	37,586
Short-term borrowings and current portion
of long-term debt	26,480	5,990

Total current liabilities	115,631	76,573

Long-term debt	9,165	9,419
Deferred income taxes	3,903	4,089
Postretirement deferred compensation benefits	9,374	9,172
Other	166	284

Total liabilities	138,239	99,537

Shareholders' equity
Common shares, without par value: authorized
60,000 shares; issued 2004 - 21,096
shares and 2003 - 21,086 shares	91,683	91,539
Additional paid-in capital	8,536	7,616
Retained earnings	176,661	172,700
Treasury shares, at cost: 2004 - 5,424
shares and 2003 - 5,533 shares	(59,242)	(59,858)
Unearned compensation	(2,020)	(1,136)
Accumulated other comprehensive income	219	290

Total shareholders' equity	215,837	211,151

Total liabilities and shareholders' equity	$354,076	$310,688

See Notes to Consolidated Financial Statements.

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net sales	$234,861	$173,903	$436,148	$320,290

Cost of sales	198,544	146,357	374,922	275,710

Gross profit	36,317	27,546	61,226	44,580

Operating (income) expenses:
Delivery	10,338	8,371	19,136	15,360
Selling	8,595	6,394	15,847	12,113
General and administrative	9,529	7,665	18,973	16,388
Gain on sale of
properties, net	(69)	(34)	(1,079)	(39)

Total operating expenses	28,393	22,396	52,877	43,822

Operating income	7,924	5,150	8,349	758

Nonoperating (income) expense:
Interest expense	477	372	890	734
Investment (income) loss, net	(347)	495	(1,275)	100
Other income, net	(26)	(38)	(86)	(100)

Total nonoperating (income)
expense, net	104	829	(471)	734

Income before income taxes	7,820	4,321	8,820	24

Income taxes	2,646	1,485	2,986	8

Net income	$5,174	$2,836	$5,834	$16

Earnings per common share:
Basic	$.33	$.18	$.38	$--
Diluted	$.33	$.18	$.38	$--

Number of common shares used in
computation of per common
share amounts:
Basic	15,468	15,379	15,464	15,442

Diluted	15,542	15,414	15,545	15,484

Cash dividends per common share	$.06	$.06	$.12	$.12

See Notes to Consolidated Financial Statements.

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$5,834	$16
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	4,817	4,759
Provision for doubtful receivables	(9)	93
Gain on sale of properties, net	(1,079)	(39)
Increase in cash surrender value of
life insurance policies	(1,008)	(726)
Net realized and unrealized (gains) losses
on marketable securities and derivatives	289	(2)
Deferred income taxes	(622)	437
Tax benefit from stock options exercised	14	4
Other	632	1,435
Changes in certain assets and liabilities:
Receivables	(17,018)	(5,628)
Inventories	(22,734)	(11,575)
Prepaid expenses and other	1,197	74
Accounts payable, trade	10,920	11,946
Income taxes - accrued and refundable	(82)	1,645
Accrued expenses and other liabilities	7,782	(2,248)

Net cash provided by (used in)
operating activities	(11,067)	191

Cash flows from investing activities:
Proceeds from sales of marketable securities	1,199	15,093
Proceeds from sale of property and equipment	2,393	1,489
Investments in marketable securities	(1,458)	(15,076)
Purchases of property and equipment	(6,413)	(6,317)
Other	(863)	110

Net cash used in investing activities	(5,142)	(4,701)

Cash flows from financing activities:
Proceeds from short-term debt	28,500	14,000
Payments of short-term debt	(8,000)	(14,000)
Proceeds from long-term debt	--	302
Payments of long-term debt	(264)	(222)
Issuance of common shares under stock
incentive plans	234	153
Purchases of common shares for treasury	--	(4,354)
Cash dividends paid	(1,873)	(1,856)

Net cash provided by (used in)
financing activities	18,597	(5,977)

Increase (decrease) in cash and temporary
cash investments	2,388	(10,487)
Cash and temporary cash investments:
Beginning of period	6,408	16,549

End of period	$8,796	$6,062

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

In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair presentation of the statements of the interim periods reported. The results of operations for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

The table below presents information about segments used by the chief operating decision maker of the Company for the three and six-month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(in thousands)

Net sales:
Recreational vehicles	$166,435	$115,516	$320,459	$222,912
Housing and building	68,426	58,387	115,689	97,378

Consolidated total	$234,861	$173,903	$436,148	$320,290

Gross Profit:
Recreational vehicles	$19,004	$11,543	$33,620	$20,853
Housing and building	17,144	15,739	27,404	23,352
Other reconciling items	169	264	202	375

Consolidated total	$36,317	$27,546	$61,226	$44,580

Operating expenses:
Recreational vehicles	$14,358	$10,584	$26,485	$21,330
Housing and building	13,749	11,865	25,784	21,494
Other reconciling items	286	(53)	608	998

Consolidated total	$28,393	$22,396	$52,877	$43,822

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Pretax income (loss):
Recreational vehicles	$4,631	$919	$7,111	$(602)
Housing and building	3,345	3,794	1,756	1,756
Other reconciling items	(156)	(392)	(47)	(1,130)

Consolidated total	$7,820	$4,321	$8,820	$24

	June 30, 2004	December 31, 2003
	(in thousands)
Total assets:
Recreational vehicles	$ 161,751	$ 126,157
Housing and building	114,338	105,056
Other reconciling items	77,987	79,475

Consolidated total	$ 354,076	$ 310,688

3.     INVENTORIES

        Inventories consist of the following:

	June 30, 2004	December 31, 2003
	(in thousands)

Raw materials	$ 35,891	$ 32,453
Work in process	20,907	15,256
Improved lots	2,390	2,314
Finished goods	64,845	51,078

Total	$ 124,033	$ 101,100

4.     ACCRUED EXPENSES AND OTHER LIABILITIES

        Accrued expenses and other liabilities consist of the following:

	June 30, 2004	December 31, 2003
	(in thousands)

Wages, salaries, bonuses and commissions	$ 7,733	$ 4,953
Dealer incentives, including volume
bonuses, dealer trips, interest
reimbursement, co-op advertising and
other rebates	2,884	3,839
Warranty	10,510	8,658
Insurance-products and general liability
workers compensation, group health and
other	6,075	6,361
Customer deposits and unearned revenues	9,125	7,000
Other current liabilities	9,041	6,775

Total	$ 45,368	$ 37,586

      Changes in the Company’s warranty liability during the three and six month periods ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(in thousands)

Balance of accrued warranty
at beginning of period	$9,484	$7,868	$8,658	$8,796
Warranties issued during
the period and changes in
liability for pre-existing
warranties	6,114	3,700	11,838	6,692
Cash settlements made during
the quarter	(5,088)	(4,038)	(9,986)	(7,958)

Balance of accrued warranty
at June 30	$10,510	$7,530	$10,510	$7,530

5.     EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and awards. Basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003 were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(in thousands)
Numerator:
Net income (loss) applicable
to common stock	$5,174	$2,836	$5,834	$16

Denominator:
Number of shares outstanding,
end of period:
Common stock	15,672	15,517	15,672	15,517
Effect of weighted average
contingently issuable shares
outstanding during period	(198)	(98)	(149)	(53)
Effect of weighted average
shares outstanding during
period	(6)	(40)	(59)	(22)

Weighted average number of
common shares used in basic
EPS	15,468	15,379	15,464	15,442
Effect of dilutive securities,
stock options and awards	74	35	81	42

Weighted average number of
common shares used in
diluted EPS	15,542	15,414	15,545	15,484

For the three and six months ended June 30, 2004, 85,800 and 12,000 shares (297,075 and 288,075 shares for the three and six months ended June 30,2003), respectively, of outstanding stock options were not included in the computation of diluted earnings per share because their exercise price was greater than the average market prices for the periods and their inclusion would have been antidilutive.

The sum of the quarterly earnings per share for the two quarters may not equal year-to-date earnings per share due to rounding and changes in diluted potential common shares.

6.     COMPREHENSIVE INCOME (LOSS)

The changes in components of comprehensive income for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(in thousands)

Net income	$5,174	$2,836	$5,834	$16
Unrealized gains (losses)
on securities held for
sale, net of taxes	61	834	(146)	930
Unrealized gains (losses)
on cash flow hedges,
net of taxes	(118)	(93)	75	(217)

Comprehensive income	$5,353	$3,577	$5,763	$729

As of June 30, 2004 and 2003, the accumulated other comprehensive income, net of tax, relating to unrealized gains (losses) on securities available for sale was $304,000 and $269,000, respectively, and relating to deferred losses on cash flow hedges was ($85,000) and ($217,000), respectively.

7.      COMMITMENTS, CONTINGENCIES AND GUARANTEES

The Company was contingently liable at June 30, 2004 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company’s independent dealers in connection with their purchase of the Company’s recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer’s default. Products repurchased from dealers under these agreements are accounted for as a reduction in revenue at the time of repurchase. Although the estimated contingent liability approximates $265 million at June 30, 2004 ($238 million at December 31, 2003), the risk of loss resulting from these agreements is spread over the Company’s numerous dealers and is further reduced by the resale value of the products repurchased. Based on losses previously experienced under these obligations, the Company has established a reserve for estimated losses under repurchase agreements. At June 30, 2004, $.3 million ($.3 million at December 31, 2003) was recorded as an accrual for estimated losses under repurchase agreements.

The Company was also contingently liable under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $7.0 million at June 30, 2004 ($4.6 million at December 31, 2003). During 2003, the Company entered into an agreement with a financial institution to form a private-label financing program to provide wholesale inventory financing to the Company’s dealers in the recreational vehicle segment. The agreement provides for a preferred program that provides financing that is subject to the standard repurchase agreement described above. In addition, the agreement provides for a reserve pool whereby the financial institution makes available an aggregate line of credit not to exceed $40 million that will provide financing for dealers that may not otherwise qualify for credit approval under the preferred program. No dealer being provided financing from the reserve pool can receive an aggregate line of credit exceeding $5 million. Per each contract year, in addition to the standard repurchase agreement described above, the Company will be liable to the financial institution for the first $2 million of aggregate losses, as defined by the agreement, incurred by the financial institution on designated dealers with higher credit risks that are accepted into the reserve pool financing program. At June 30, 2004, the Company has recorded a loss reserve of $.1 million associated with these guarantees ($.1 million at December 31, 2003).

The Company was also contingently liable at June 30, 2004 to a financial institution on repurchase agreements in connection with financing provided by the institution to certain of the Company’s independent home builders in connection with their purchase of the Company’s housing products. This agreement provides for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a builder’s default. Products repurchased from builders under this agreement are accounted for as a reduction in revenue at the time of repurchase. Although the estimated contingent liability approximates $.7 million at June 30, 2004, the risk of loss resulting from these agreements is spread over the Company’s numerous builders and is further reduced by the resale value of the products repurchased. The Company has evaluated the potential for losses under this agreement and has determined that the resolution of any claims that may arise in the future would not materially affect the Company’s financial statements.

During the first quarter of 2004, the Company entered into an agreement to guarantee the indebtedness incurred by a recreational vehicle dealer towards the purchase of a dealership facility. The guarantee is in the principal amount of $1 million for a period of five years or until all indebtedness has been fully paid, whichever occurs first. The Company has evaluated the potential for losses under this agreement and has determined that the resolution of any claims that may arise in the future would not materially affect the Company’s financial statements.

In addition, the Company is liable under a guarantee to a financial institution for model home financing provided to certain independent builders doing business with the Company’s housing and building segment. The amount outstanding under this agreement at June 30, 2004 is $1.4 million. Any losses incurred under this guarantee would be offset by the proceeds from the resale of the model home and losses are limited to 20% of the original contract price, and cannot exceed $2.0 million. As of June 30, 2004, no losses have been incurred by the Company under the model home financing program.

The Company obtains vehicle chassis for its recreational and specialized vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company’s various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until either assigned to a unit in the production process or 90 days have passed. At the earlier of these dates, the Company is obligated to purchase the chassis and it is recorded as inventory. At June 30, 2004, chassis inventory, accounted for as consigned inventory, approximated $18.3 million.

During the second quarter of 2004, the Company entered into an agreement to provide financing of up to $4.9 million to a developer for the construction of a hotel. The construction loan financing period is 150 days from the date of the agreement of April 12, 2004, after which, the construction loan may be converted to a term loan for a period of two years, provided the terms and conditions of the agreement are met. The loans are collateralized by a first priority interest in all tangible and intangible property of the borrower. As of June 30, 2004, the Company has provided $.8 million in financing to the developer.

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

8.      STOCK-BASED COMPENSATION

On March 1, 2003, the Company adopted the Performance Based Restricted Stock Plan initiated to motivate and reward participants for superior achievement of the Company’s pre-established long-term financial performance goals. This new plan, effective as of January 1, 2003, utilizes variable plan accounting, meaning that the cost of the awards are expensed over the vesting period based upon the fair value of the estimated shares to be earned at the end of the vesting period. As of June 30, 2004, a total of 186,300 contingent shares awarded to key employees under the plan were outstanding. The amounts expensed during the three and six-month periods ended June 30, 2004 were $217,000 and $435,000, respectively, while the amount expensed during the three and six-month periods ended June 30, 2003 were $79,000 and $176,000.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)

Net income, as reported	$5,174	$2,836	$5,834	$16
Add: Stock-based compensation expense
under variable plan included in
reporting net income, net of taxes	144	54	288	118
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of taxes	(208)	(226)	(415)	(400)

Pro forma net income (loss)	$5,110	$2,664	$5,707	$(266)

Earnings (loss) per share:

Basic - as reported	$.33	$.18	$.38	$--
Basic - pro forma	$.33	$.17	$.37	$(.02)

Diluted - as reported	$.33	$.18	$.38	$--
Diluted - pro forma	$.33	$.17	$.37	$(.02)

9.      RECLASSIFICATION

Certain information in the accompanying consolidated statements of operations for the three and six months ended June 30, 2003 has been reclassified to conform to the 2004 presentation. The reclassification had no effect on net income as previously reported.

10.    SUBSEQUENT EVENTS

On July 30, 2004, the Company entered into an Amendment to the Credit Agreement. The amendment provides for a term loan of $7.5 million in addition to the current revolving line of credit of $35 million. The term loan expires on July 30, 2009 and requires 59 monthly payments plus interest commencing in August 2004 and a balloon payment in July 2009.

Subsequent to June 30, 2004, the Company closed on the acquisition of a plant facility at a cost of $2.1 million.

11.    NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, revised December 2003 (FIN 46(R)). FIN 46 requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. The Company has no special purpose entities, as defined, nor has it acquired a variable interest in an entity where the Company is the primary beneficiary since January 31, 2003. The provisions of FIN 46(R) currently are required to be applied as of the end of the first reporting period that ends after March 15, 2004 for variable interest entities in which the Company holds a variable interest that it acquired on or before January 31, 2003. The adoption of FIN 46(R) as of March 31, 2004 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Coachmen Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis
Of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors, which have affected the Company’s financial condition, results of operations and cash flows during the periods included in the accompanying consolidated financial statements.

A summary of the changes in the principal items included in the consolidated statements of operations is shown below.

		Comparison of
	Three Months		Six Months
	Ended June 30, 2004 and 2003 Increases (Decreases)

	Amount	Percentage	Amount	Percentage
		($ in thousands)

Net sales	$60,958	35.1%	$115,858	36.2%

Cost of sales	52,187	35.7	99,212	36.0

Delivery expense	1,967	23.5	3,776	24.6

Selling expenses	2,201	34.4	3,734	30.8

General and
administrative expenses	1,864	24.3	2,585	15.8

Gain on sale of
properties, net	35	102.9	1,040	n/m

Interest expense	105	28.2	156	21.3

Investment income (loss)	842	170.1	1,375	n/m

Other income, net	(12)	(31.6)	(14)	(14.0)

Income before income taxes	3,499	81.0	8,796	n/m

Income taxes	1,161	78.2	2,978	n/m

Net income	2,338	82.4	5,818	n/m

n/m – not meaningful

NET SALES

Consolidated net sales for the quarter ended June 30, 2004 were $234.9 million, an increase of $61 million, or 35.1%, from the $173.9 million reported for the corresponding quarter last year. Net sales for the six months were $436.1 million, representing an increase of 36.2% from the $320.3 million reported for the same period in 2003. The Company’s recreational vehicle segment experienced a net sales increase of 44.1% for the quarter and an increase of 43.8% for the six-months. For the RV segment, sales dollars for motorized products posted a significant increase during the quarter as compared to the same period in 2003. Wholesale unit shipments for the RV segment increased 15.4% during the second quarter of 2004 and 15.7% for the six-month period ended June 30, 2004. Wholesale unit shipments of motorized products increased 60.5% and 50.8% for the three and six month periods ended June 30, 2004, respectively, while wholesale unit shipments of towable products were up 2.4% and 4.3% for the same periods. Unit backlog for the RV Group was up 30.1% at June 30, 2004 compared to the same date in 2003.

The Company’s housing and building segment experienced a net sales increase for the 2004 quarter of 17.2% and an increase of 18.8% for the six months. This increase in sales dollars was principally attributable to wholesale unit shipments being up 5.5% for the quarter and 8.1% for the six-month period ended June 30, 2004. During the second quarter, the housing and building segment continued to experience an increase in the average sales price per unit. The increased sales price per unit was a result of product mix and sales price increases and surcharges related to increased cost of raw materials, particularly lumber. Unit backlogs, measured in floors for the housing and building segment, were up 58.1% at June 30, 2004 as compared to the same date in 2003.

COST OF SALES

Cost of sales increased 35.7%, or $52.2 million, for the three months and 36%, or $99.2 million, for the six months ended June 30, 2004. As a percentage of net sales, cost of sales was 84.5% and 86.0% for the three and six months ended June 30, 2004 compared to 84.2% and 86.1% for the three and six months ended June 30, 2003. The increase in the dollar amount of cost of sales in the current quarter and year to date is attributable to the increase in sales dollars. The increase in the cost of sales percentage to net sales for the second quarter was primarily driven by increased sales in the period by the recreational vehicle segment, which carries lower margins than the housing and building segment.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include delivery, selling, general and administrative expenses, were 12.1% and 12.4% for the 2004 quarter and six-month period compared to 12.9% and 13.7% for the quarter and six-month period of 2003. As a percentage of sales, delivery expenses decreased by .4 percentage points for the three and six-month periods as compared to the prior year three and six-month periods. The increase in delivery dollars spent was primarily related to variable delivery costs for the higher volume of units shipped while the improvement as a percentage of sales was primarily the result of better utilization of the Company’s transportation equipment associated with the increase in sales volume for the three and six months ended June 30, 2004. Selling expenses were 3.7% of net sales for the quarter in both 2004 and 2003 and 3.6% of net sales for the six months ended June 30, 2004 compared to 3.8% of net sales for the six months ended June 30, 2003. The increase in selling expense dollars during the quarter and six months ended June 30, 2004 is related to increased personnel costs and increased expenses related to new product shows. The decrease in selling expenses as a percentage of sales for the six-month period ended June 30, was primarily related to increased sales volume. General and administrative expenses were 4.1% of net sales for the second quarter compared to 4.4% for the 2003 corresponding quarter and 4.4% of net sales for the six-month period compared to 5.1% for 2003. The decrease for the quarter and six-month period in general and administrative expenses as a percentage of net sales was related to the increased sales volume.

GAIN ON THE SALE OF PROPERTIES, NET

For the six months ended June 30, 2004, the gain on the sale of properties was $1,079,000. The major component of the gain in 2004 was from the sale of the Goshen facility. In late March 2004, Coachmen RV Company sold its 70,000 square-foot facility in Goshen, Indiana, and moved production to a newly acquired replacement facility located five miles north of its Middlebury, Indiana complex. There were no significant gains or losses from property transactions for the three months ended June 30, 2004, nor were there any significant gains or losses from property transactions for the three or six months ended June 30, 2003.

INTEREST EXPENSE

Interest expense was $477,000 and $890,000 for the quarter and six-month periods in 2004 compared to $372,000 and $734,000 in the same periods last year. Interest expense varies with the amount of average outstanding long-term debt and borrowings on the Company’s revolving credit facility.

INVESTMENT INCOME (LOSS)

There was a net investment income of $347,000 for the quarter ended June 30, 2004 compared to an investment loss of $495,000 in the same quarter of 2003. For the six-month period, the net investment income of $1,275,000 compared to an investment loss of $100,000 the previous year. The investment income for the three-month period ended June 30, 2004 was principally attributable to earnings of the life insurance policies held. The investment loss for the three-month period ended June 30, 2003 was principally attributable to realized losses incurred from the sale of preferred stocks and an other-than-temporary impairment charge of $488,000 to adjust to market value the carrying cost of certain preferred stocks held by the Company. The investment income for the six-month period ended June 30, 2004 was attributable to a cumulative preferred dividend of $536,000 from a utility company emerging from bankruptcy and earnings of the life insurance policies held. The investment loss of $100,000 for the six months ended June 30, 2003 was attributable to realized losses incurred from the sale of preferred stocks and an other-than-temporary impairment charge of $488,000 to adjust to market value the carrying cost of certain preferred stocks held by the Company offset by improved performance of the Company’s other investments.

OTHER INCOME, NET

Other income, net, represents income of $26,000 for the second quarter of 2004 and income of $38,000 for the same quarter of the previous year. For the six-month period, other income, net for 2004 was $86,000 compared to income of $100,000 in 2003. No items of significance caused the variances between the comparable quarters.

INCOME TAXES

For the second quarter ended June 30, 2004, the effective tax rate was 33.8% and the year-to-date rate was 33.9% compared with a 2003 second quarter rate of 34.4% and year-to-date rate of 33.3%. The Company’s effective tax rate fluctuates based upon the states where sales occur, with the level of export sales and also with the amount of nontaxable dividend income on investments.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains a $35 million, unsecured revolving credit facility to meet its seasonal working capital needs. On July 30, 2004, the Company entered into an Amendment to the Credit Agreement which provides for a term loan of $7.5 million. At June 30, 2004, primarily due to increases in inventories and accounts receivable, there were outstanding borrowings of $25.5 million against this bank line of credit. At June 30, 2003, there were no borrowings outstanding against the credit facilities. For the six months ended June 30, 2004, the major use of cash was from operating activities, which primarily consisted of increases in receivables and inventories offset by an increase in accounts payable and other accrued expenses. The cash used in investing activities for the six months ended June 30, 2004 was primarily the result of acquisitions of property and equipment to increase manufacturing capacity to meet expected production needs. The cash provided by financing activities was primarily the result of net borrowings against credit facilities offset by the payment of cash dividends.

At June 30, 2004, working capital increased slightly to $96.9 million from $96.0 at December 31, 2003. The $40.0 million increase in current assets at June 30, 2004 versus December 31, 2003 was primarily due to increased trade receivables and inventories as a result of increased sales. The increase in current liabilities of $39.1 million was substantially due to increased trade payables, borrowings against credit facilities, payroll related accruals and other accrued expenses.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management’s expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks and uncertainties, and are dependent on various factors, many of which are outside the control of the Company. These uncertainties and other factors include, but are not limited to, the potential fluctuations in the Company’s operating results; the condition of the telecommunications industry which purchases modular structures; the availability and price of gasoline and diesel fuel, which can impact the sale of recreational vehicles; the availability of chassis and appliances, which are used in the production of many of the Company’s recreational vehicle products; interest rates, which affect the affordability of the Company’s products; the availability and cost of real estate for residential housing; potential liabilities under repurchase agreements and guarantees; changing government regulations, such as those covering accounting standards, environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability; legislation governing the relationships of the Company with its recreational vehicle dealers, which may affect the Company’s options and liabilities in the event of a general economic downturn; the impact of economic uncertainty on high-cost discretionary product purchases, which can hinder the sales of recreational vehicles; the demand for commercial structures in the various industries that the housing and building segment serves; the ability of the housing and building segment to perform in new market segments where it has limited experience; the impact of performance on the valuation of intangible assets; and also on the state of the recreational vehicle and housing industries in the United States. Other factors affecting forward-looking statements include the cyclical and seasonal nature of the Company’s businesses, adverse weather conditions affecting home deliveries, changes in property taxes and energy costs, changes in federal income tax laws and federal mortgage financing programs, changes in public policy, competition in these industries, the Company’s ability to maintain or increase gross margins which are critical to profitability whether there are or are not increased sales, further developments in the war on terrorism and related international crises and other risks and uncertainties. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposure. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain accounting periods. The foregoing lists are not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. The Company has utilized its short-term revolving credit facility during the first six months of 2004 for working capital needs resulting from an increase in inventories and accounts receivable. At June 30, 2004, the Company had $26.5 million of borrowings on the revolving credit facility and current maturities of long-term debt. Long-term debt at June 30, 2004 was $9.2 million and consisted mainly of industrial development revenue bonds that have variable or floating rates. In January of 2003, the Company entered into various interest rate swap agreements that became effective in October of 2003. These swap agreements, which are designated as cash flow hedges for accounting purposes, effectively convert a portion of the Company’s variable-rate borrowings to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. The fair value of the Company’s interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements.

A gain of $.1 million, net of taxes, attributable to changes in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive gain (loss) during the second quarter of 2004. Total accumulated loss on the swap agreements as of June 30, 2004 was $.1 million. If in the future the interest rate swap agreements were determined to be ineffective or were terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive gain (loss).

At June 30, 2004, the Company had $4.1 million invested in marketable securities. The Company’s marketable securities consist of public utility preferred stocks, which typically pay quarterly fixed-rate dividends. These financial instruments are subject to market risk in that available energy supplies and changes in available interest rates would impact the market value of the preferred stocks. The Company utilizes U.S. Treasury bond futures options as a protection against the impact of increases in interest rates on the fair value of the Company’s investments in these fixed-rate preferred stocks. Outstanding options are marked to market with market value changes recognized in current earnings. The U.S. Treasury bond futures options generally have terms ranging from 90 to 180 days. Based on the Company’s overall interest rate exposure at June 30, 2004, including variable or floating rate debt and derivatives used to hedge the fair value of fixed-rate preferred stocks, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of June 30, 2004, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.

During the period covered by this report, there have been no material changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     (a)     The annual meeting of the shareholders of Coachmen Industries, Inc. was held on April 29, 2004.

     (b)     The following nominees were elected Directors for three-year terms expiring in 2007:

                    Robert J. Deputy
                    Edwin W. Miller

     (c)     The tabulation of votes for each Director nominee was as follows:

	For	Withheld
Robert J. Deputy	14,562,406	91,262
Edwin W. Miller	14,112,228	541,441

               The terms of office of the following directors continued after the meeting:

                    Geoffrey B. Bloom, Thomas H. Corson, Donald W. Hudler, William P. Johnson, Philip G. Lux,
                    Rex Martin, Claire C. Skinner

Item 6.  Exhibits and Reports on Form 8-K

    (a)        Exhibits

See Index to Exhibits.

    (b)        Reports on Form 8-K during the quarter ended June 30, 2004

Form 8-K filed on April 2, 2004, reporting an Item 5 event (Institutional Shareholder Services (ISS) requested that the Company provide ISS with additional information about tax fees that the Company reported in its proxy statement for its 2004 Annual Meeting of Shareholders. The information requested was published in this 8-K filing).

Form 8-K filed on April 23, 2004, reporting an Item 7 and Item 9 event (a press release dated April 23, 2004 announcing that the Company had acquired a facility to manufacture Colemen® RV’s).

Form 8-K filed on April 26, 2004, reporting an Item 7, Item 9 and Item 12 event (a press release dated April 26, 2004 announcing the Company’s operating results for the first quarter ended March 31, 2004).

Form 8-K filed on May 6, 2004, reporting an Item 7 and Item 9 event (a press release dated May 6, 2004 declaring a regular quarterly dividend for the 87th consecutive quarter).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COACHMEN INDUSTRIES, INC. (Registrant)

Date: August 5, 2004	By: /s/ Claire C. Skinner
Claire C. Skinner, Chairman of the Board and Chief Executive Officer

Date: August 5, 2004	By: /s/ Joseph P. Tomczak
Joseph P. Tomczak, Executive Vice President and Chief Financial Officer

Date: August 5, 2004	By: /s/ Colleen A. Zuhl
Colleen A. Zuhl, Vice President and Controller

INDEX TO EXHIBITS

Number Assigned In Regulation S-K, Item 601	Description of Exhibit
3(a)(i)	Articles of Incorporation of the Company as amended on May 30, 1995 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
3(a)(ii)	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4.2 to the Company's Form S-3 Registration Statement, File No. 333-14579).
3(b)	By-Laws as modified through January 31, 2002 (incorporated by reference to the Company's Form 8-K filed February 20, 2002).
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13(a)-14(a)/15(d)-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13(a)-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350