Form 10-Q
period 2004-09-30
COACHMEN INDUSTRIES INC
filed 2004-11-05
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

       At October 31, 2004:

Common Shares, without par value 15,709,119 shares outstanding including an equivalent number of common share purchase rights.

FORM 10-Q

INDEX

Part I. Financial Information	Page No.

Financial Statements:

Consolidated Balance Sheets- September 30, 2004 and December 31, 2003	3-4

Consolidated Statements of Operations- Three and Nine Months Ended September 30, 2004 and 2003	5

Consolidated Statements of Cash Flows- Nine Months Ended September 30, 2004 and 2003	6

Notes to Consolidated Financial Statements	7-13

Management's Discussion and Analysis of Financial Condition and Results of Operations	14-17

Quantitative and Qualitative Disclosures About Market Risk	18

Controls and Procedures	18

Part II. Other Information

Item 6. Exhibits	19

Signatures	20

Index to Exhibits	21

Coachmen Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	September 30, 2004 (Unaudited)	December 31, 2003
Assets
Current assets:
Cash and temporary cash investments	$7,616	$6,408
Marketable securities	3,415	5,667
Trade receivables, less allowance for
doubtful receivables 2004 - $873
and 2003 - $1,208	50,212	46,232
Other receivables	4,873	1,906
Refundable income taxes	560	642
Inventories	149,813	101,100
Prepaid expenses and other	4,865	4,622
Deferred income taxes	6,457	5,959

Total current assets	227,811	172,536

Property, plant and equipment, at cost	165,260	155,673
Less, accumulated depreciation	(81,330)	(76,448)

Property, plant and equipment, net	83,930	79,225
Goodwill	18,212	18,954
Cash value of life insurance	39,486	36,506
Real estate held for sale	60	-
Other	4,696	3,467

Total assets	$374,195	$310,688

See Notes to Consolidated Financial Statements.

Coachmen Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)
(in thousands)

	September 30, 2004 (Unaudited)	December 31, 2003
Liabilities
Current liabilities:
Accounts payable, trade	$49,820	$30,486
Accrued income taxes	3,846	2,511
Accrued expenses and other liabilities	43,104	37,586
Short-term borrowings and current portion
of long-term debt	26,560	5,990

Total current liabilities	123,330	76,573

Long-term debt	15,872	9,419
Deferred income taxes	3,903	4,089
Postretirement deferred compensation benefits	9,484	9,172
Other	346	284

Total liabilities	152,935	99,537

Shareholders' equity
Common shares, without par value: authorized
60,000 shares; issued 2004 - 21,102
shares and 2003 - 21,086 shares	91,762	91,539
Additional paid-in capital	8,746	7,616
Retained earnings	181,648	172,700
Treasury shares, at cost: 2004 - 5,396
shares and 2003 - 5,533 shares	(59,072)	(59,858)
Unearned compensation	(1,941)	(1,136)
Accumulated other comprehensive income	117	290

Total shareholders' equity	221,260	211,151

Total liabilities and shareholders' equity	$374,195	$310,688

See Notes to Consolidated Financial Statements.

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net sales	$235,536	$200,809	$671,684	$521,099

Cost of sales	197,685	167,679	572,607	443,389

Gross profit	37,851	33,130	99,077	77,710

Operating (income) expenses:
Delivery	11,515	8,896	30,651	24,256
Selling	8,662	8,047	24,509	20,160
General and administrative	9,051	8,216	28,024	24,604
Gain on sale of
properties, net	(189)	(57)	(1,268)	(96)

Total operating expenses	29,039	25,102	81,916	68,924

Operating income	8,812	8,028	17,161	8,786

Nonoperating (income) expense:
Interest expense	552	219	1,442	953
Investment income, net	(533)	(275)	(1,808)	(175)
Other income, net	(235)	(44)	(321)	(144)

Total nonoperating (income)
expense, net	(216)	(100)	(687)	634

Income before income taxes	9,028	8,128	17,848	8,152

Income taxes	3,100	2,770	6,086	2,778

Net income	$5,928	$5,358	$11,762	$5,374

Earnings per common share:
Basic	$.38	$.35	$.76	$.35
Diluted	$.38	$.35	$.76	$.35

Number of common shares used in
computation of per common
share amounts:
Basic	15,479	15,427	15,469	15,436

Diluted	15,544	15,464	15,545	15,475

Cash dividends per common share	$.06	$.06	$.18	$.18

See Notes to Consolidated Financial Statements.

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$11,762	$5,374
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	6,973	7,112
Provision for doubtful receivables	89	153
Gain on sale of properties, net	(1,268)	(96)
Increase in cash surrender value of
life insurance policies	(504)	(726)
Net realized and unrealized (gains) losses
on marketable securities and derivatives	147	(185)
Deferred income taxes	(684)	569
Tax benefit from stock options exercised	23	8
Other	1,969	1,839
Changes in certain assets and liabilities:
Receivables	(7,036)	(20,722)
Inventories	(48,514)	(17,818)
Prepaid expenses and other	(243)	(2,246)
Accounts payable, trade	19,334	27,970
Income taxes - accrued and refundable	1,417	4,287
Accrued expenses and other liabilities	5,518	(1,903)

Net cash provided by (used in)
operating activities	(11,017)	3,616

Cash flows from investing activities:
Proceeds from sales of marketable securities	1,932	25,215
Proceeds from sale of property and equipment	2,618	2,393
Investments in marketable securities	(2,476)	(25,505)
Purchases of property and equipment	(13,235)	(10,520)
Other	(1,281)	215

Net cash used in investing activities	(12,442)	(8,202)

Cash flows from financing activities:
Proceeds from short-term debt	28,500	23,000
Payments of short-term debt	(8,917)	(23,000)
Proceeds from long-term debt	8,012	571
Payments of long-term debt	(572)	(614)
Issuance of common shares under stock
incentive plans	458	269
Purchases of common shares for treasury	-	(4,354)
Cash dividends paid	(2,814)	(2,787)

Net cash provided by (used in)
financing activities	24,667	(6,915)

Increase (decrease) in cash and temporary
cash investments	1,208	(11,501)

Cash and temporary cash investments:
Beginning of period	6,408	16,549

End of period	$7,616	$5,048

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

In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair presentation of the statements of the interim periods reported. The results of operations for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

The table below presents information about segments used by the chief operating decision maker of the Company for the three and nine-month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Net sales:
Recreational vehicles	$160,860	$136,241	$481,319	$359,153
Housing and building	74,676	64,568	190,365	161,946

Consolidated total	$235,536	$200,809	$671,684	$521,099

Gross profit:
Recreational vehicles	$17,974	$15,892	$51,594	$36,745
Housing and building	19,877	17,614	47,281	40,966
Other reconciling items	-	(376)	202	(1)

Consolidated total	$37,851	$33,130	$99,077	$77,710

Operating expenses:
Recreational vehicles	$14,709	$12,947	$41,194	$34,277
Housing and building	15,201	12,167	40,985	33,661
Other reconciling items	(871)	(12)	(263)	986

Consolidated total	$29,039	$25,102	$81,916	$68,924

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Operating income:
Recreational vehicles	$3,265	$2,945	$10,400	$2,468
Housing and building	4,676	5,447	6,296	7,305
Other reconciling items	871	(364)	465	(987)

Consolidated total	$8,812	$8,028	$17,161	$8,786

Pretax income (loss):
Recreational vehicles	$3,252	$2,872	$10,363	$2,270
Housing and building	4,899	5,528	6,655	7,284
Other reconciling items	877	(272)	830	(1,402)

Consolidated total	$9,028	$8,128	$17,848	$8,152

	September 30,	December 31,
	2004	2003
	(in thousands)
Total assets:
Recreational vehicles	$183,304	$126,157
Housing and building	112,151	105,056
Other reconciling items	78,740	79,475

Consolidated total	$374,195	$310,688

3.      INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2004	2003
	(in thousands)

Raw materials	$45,486	$32,452
Work in process	27,744	15,256
Improved lots	2,318	2,314
Finished goods	74,265	51,078

Total	$149,813	$101,100

4.      ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2004	2003
	(in thousands)

Wages, salaries, bonuses and commissions	$10,118	$4,953
Dealer incentives, including volume
bonuses, dealer trips, interest
reimbursement, co-op advertising and
other rebates	4,301	3,839
Warranty	10,420	8,658
Insurance-products and general liability,
workers compensation, group health and
other	5,523	6,361
Customer deposits and unearned revenues	3,688	7,000
Other current liabilities	9,054	6,775

Total	$43,104	$37,586

Changes in the Company’s warranty liability during the three and nine-month periods ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(in thousands)
Balance of accrued warranty
at beginning of period	$10,510	$7,530	$8,658	$8,796
Warranties issued during
the period and changes in
liability for pre-existing
warranties	5,024	4,502	16,862	11,194
Cash settlements made during
the quarter	(5,114)	(4,178)	(15,100)	(12,136)

Balance of accrued warranty
at September 30	$10,420	$7,854	$10,420	$7,854

5.      EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and awards. Basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(in thousands)
Numerator:
Net income applicable
to common stock	$5,928	$5,358	$11,762	$5,374
Denominator:
Number of shares outstanding,
end of period:
Common stock	15,706	15,535	15,706	15,535
Effect of weighted average
contingently issuable shares
outstanding during period	(202)	(100)	(167)	(69)
Effect of weighted average
shares outstanding during
period	(25)	(8)	(70)	(30)

Weighted average number of
common shares used in basic
EPS	15,479	15,427	15,469	15,436
Effect of dilutive securities,
stock options and awards	65	37	76	39

Weighted average number of
common shares used in
diluted EPS	15,544	15,464	15,545	15,475

For both the three and nine months ended September 30, 2004, 85,400 shares (295,875 and 286,875 shares for the three and nine months ended September 30, 2003, respectively), of outstanding stock options were not included in the computation of diluted earnings per share because their exercise price was greater than the average market prices for the periods and their inclusion would have been antidilutive.

The sum of the quarterly earnings per share for the three quarters may not equal year-to-date earnings per share due to rounding and changes in diluted potential common shares.

6.      COMPREHENSIVE INCOME (LOSS)

The changes in components of comprehensive income for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(in thousands)

Net income	$5,928	$5,358	$11,762	$5,374
Unrealized gains (losses)
on securities held for
sale, net of taxes	(58)	199	(204)	1,129
Unrealized gains (losses)
on cash flow hedges,
net of taxes	(44)	30	31	(187)

Comprehensive income	$5,826	$5,587	$11,589	$6,316

As of September 30, 2004 and 2003, the accumulated other comprehensive income, net of tax, relating to unrealized gains (losses) on securities available for sale was $246,000 and $468,000, respectively, and relating to deferred losses on cash flow hedges was ($129,000) and ($187,000), respectively.

7.      COMMITMENTS, CONTINGENCIES AND GUARANTEES

The Company was contingently liable at September 30, 2004 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company’s independent dealers in connection with their purchase of the Company’s recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer’s default. Products repurchased from dealers under these agreements are accounted for as a reduction in revenue at the time of repurchase. Although the estimated contingent liability approximates $242 million at September 30, 2004 ($238 million at December 31, 2003), the risk of loss resulting from these agreements is spread over the Company’s numerous dealers and is further reduced by the resale value of the products repurchased. Based on losses previously experienced under these obligations, the Company has established a reserve for estimated losses under repurchase agreements. At September 30, 2004, $.3 million ($.3 million at December 31, 2003) was recorded as an accrual for estimated losses under repurchase agreements.

The Company was also contingently liable under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $8.6 million at September 30, 2004 ($4.6 million at December 31, 2003). During 2003, the Company entered into an agreement with a financial institution to form a private-label financing program to provide wholesale inventory financing to the Company’s dealers in the recreational vehicle segment. The agreement provides for a preferred program that provides financing that is subject to the standard repurchase agreement described above. In addition, the agreement provides for a reserve pool whereby the financial institution makes available an aggregate line of credit not to exceed $40 million that will provide financing for dealers that may not otherwise qualify for credit approval under the preferred program. No dealer being provided financing from the reserve pool can receive an aggregate line of credit exceeding $5 million. Per each contract year, in addition to the standard repurchase agreement described above, the Company will be liable to the financial institution for the first $2 million of aggregate losses, as defined by the agreement, incurred by the financial institution on designated dealers with higher credit risks that are accepted into the reserve pool financing program. At September 30, 2004, the Company has recorded a loss reserve of $.1 million associated with these guarantees ($.1 million at December 31, 2003).

The Company was also contingently liable at September 30, 2004 to a financial institution on repurchase agreements in connection with financing provided by the institution to certain of the Company’s independent home builders in connection with their purchase of the Company’s housing products. This agreement provides for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a builder’s default. Products repurchased from builders under this agreement are accounted for as a reduction in revenue at the time of repurchase. Although the estimated contingent liability approximates $2.4 million at September 30, 2004, the risk of loss resulting from these agreements is spread over the Company’s numerous builders and is further reduced by the resale value of the products repurchased. The Company has evaluated the potential for losses under this agreement and has determined that the resolution of any claims that may arise in the future would not materially affect the Company’s financial statements.

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

In addition, the Company is liable under a guarantee to a financial institution for model home financing provided to certain independent builders doing business with the Company’s housing and building segment. The amount outstanding under this agreement at September 30, 2004 is $1.2 million. Any losses incurred under this guarantee would be offset by the proceeds from the resale of the model home and losses are limited to 20% of the original contract price, and cannot exceed $2.0 million. As of September 30, 2004, no losses have been incurred by the Company under the model home financing program.

The Company obtains vehicle chassis for its recreational and specialized vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company’s various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until either assigned to a unit in the production process or 90 days have passed. At the earlier of these dates, the Company is obligated to purchase the chassis and it is recorded as inventory. At September 30, 2004, chassis inventory, accounted for as consigned inventory, approximated $23.3 million.

During the second quarter of 2004, the Company entered into an agreement to provide financing of up to $4.9 million to a developer for the construction of a hotel. The construction loan financing period extends through February 2005, after which, the construction loan may be converted to a term loan for a period of two years, provided the terms and conditions of the agreement are met. The loans are collateralized by a first priority interest in all tangible and intangible property of the borrower. As of September 30, 2004, the Company has provided $1.4 million in financing to the developer.

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

8.      STOCK-BASED COMPENSATION

On March 1, 2003, the Company adopted the Performance Based Restricted Stock Plan initiated to motivate and reward participants for superior achievement of the Company’s pre-established long-term financial performance goals. This new plan, effective as of January 1, 2003, utilizes variable plan accounting, meaning that the cost of the awards are expensed over the vesting period based upon the fair value of the estimated shares to be earned at the end of the vesting period. As of September 30, 2004, a total of 186,300 contingent shares awarded to key employees under the plan were outstanding. The amounts expensed during the three and nine-month periods ended September 30, 2004 were $216,000 and $651,000, respectively, while the amount expensed during the three and nine-month periods ended September 30, 2003 were $83,000 and $259,000.

The Company has stock option plans and an employee stock purchase plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net earnings for these plans, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock at the date of grant. The table below illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)

Net income, as reported	$5,928	$5,358	$11,762	$5,374
Add: Stock-based compensation expense
under variable plan included in
reporting net income, net of taxes	141	56	429	171
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of taxes	(206)	(204)	(621)	(601)

Pro forma net income	$5,863	$5,210	$11,570	$4,944

Earnings per share:

Basic - as reported	$.38	$.35	$.76	$.35
Basic - pro forma	$.38	$.34	$.75	$.32

Diluted - as reported	$.38	$.35	$.76	$.35
Diluted - pro forma	$.38	$.34	$.75	$.32

9.      RECLASSIFICATION

Certain information in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2003 has been reclassified to conform to the 2004 presentation. The reclassification had no effect on net income as previously reported.

10.    NEW ACCOUNTING PRONOUNCEMENTS

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft, “Share-Based Payments,” which is a proposed amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The FASB recently announced that a final standard will be effective for public companies for fiscal periods beginning after June 15, 2005. The final standard offers the Company alternative methods of adopting this final rule. At the present time, the Company has not yet determined which alternative method it will use.

Coachmen Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis
Of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors, which have affected the Company’s financial condition, results of operations and cash flows during the periods included in the accompanying consolidated financial statements.

A summary of the changes in the principal items included in the consolidated statements of operations is shown below.

	Comparison of
	Three Months		Nine Months
	Ended September 30, 2004 and 2003 Increases (Decreases)

	Amount	Percentage	Amount	Percentage
	($ in thousands)

Net sales	$34,727	17.3%	$150,585	28.9%

Cost of sales	30,006	17.9	129,218	29.1

Delivery expense	2,619	29.4	6,395	26.4

Selling expenses	615	7.6	4,349	21.6

General and
administrative expenses	835	10.2	3,420	13.9

(Gain) loss on sale of
properties, net	(132)	n/m	(1,172)	n/m

Interest expense	333	152.1	489	51.3

Investment income (loss)	(258)	93.8	(1,633)	n/m

Other income, net	(191)	n/m	(177)	n/m

Income before income taxes	900	11.1	9,696	118.9

Income taxes	330	11.9	3,308	119.1

Net income	570	10.6	6,388	118.9

n/m – not meaningful

NET SALES

Consolidated net sales for the quarter ended September 30, 2004 were $235.5 million, an increase of $34.7 million, or 17.3%, from the $200.8 million reported for the corresponding quarter last year. Net sales for the nine months were $671.7 million, representing an increase of 28.9% from the $521.1 million reported for the same period in 2003. The Company’s recreational vehicle segment experienced a net sales increase of 18.1% for the quarter and an increase of 34% for the nine months. Wholesale unit shipments for the RV segment increased 3.4% during the third quarter of 2004 and 11.6% for the nine-month period ended September 30, 2004. Wholesale unit shipments of motorized products increased 22.7% and 40.9% for the three and nine-month periods ended September 30, 2004, respectively, while wholesale unit shipments of towable products were down 3.4% for the three-month period ended September 30, 2004 and were up 1.7% for the nine-month period then ended. Unit backlog for the RV Group was down 57.8% at September 30, 2004 compared to the same date in 2003.

The Company’s housing and building segment experienced a net sales increase for the quarter ended September 30, 2004 of 15.7% and an increase of 17.5% for the nine months. This increase in sales dollars was attributable to wholesale unit shipments being up 2.5% for the quarter and 5.9% for the nine-month period ended September 30, 2004, as well as an increase in the average sales price per unit. The increased sales price per unit was a result of product mix and sales price increases and surcharges related to increased cost of raw materials, particularly lumber. Unit backlogs, measured in floors for the housing and building segment, were up 34.1% at September 30, 2004 as compared to the same date in 2003.

COST OF SALES

Cost of sales increased 17.9%, or $30 million, for the three months and 29.1%, or $129.2 million, for the nine months ended September 30, 2004. As a percentage of net sales, cost of sales was 83.9% and 85.2% for the three and nine months ended September 30, 2004 compared to 83.5% and 85.1% for the three and nine months ended September 30, 2003. The increase in the dollar amount of cost of sales in the current quarter and year-to-date is attributable to the increase in sales dollars. The slight increase in the cost of sales percentage to net sales for the third quarter was primarily a result of the Company's continued investment in new business initiatives in both its recreational vehicle and housing and building segments.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include delivery, selling, general and administrative expenses, were 12.4% for both the 2004 quarter and nine-month periods compared to 12.5% and 13.2% for the quarter and nine-month periods of 2003. As a percentage of sales, delivery expenses increased by .5 percentage points for the three-month period and decreased by .1 percentage point for the nine-month period as compared to the prior year three and nine-month periods. The increase in delivery dollars spent during the quarter was primarily related to variable delivery costs for the higher volume of units shipped, while the increase as a percentage of sales for the quarter was primarily the result of higher fuel costs. The .1 percentage point decrease for the nine-month period is the result of better utilization of the Company’s transportation equipment associated with the increase in sales volume. Selling expenses were 3.7% and 3.6% of net sales for the 2004 quarter and nine-month periods compared to 4.0% and 3.9% of net sales for the three and nine-month periods ended September 30, 2003. The increase in selling expense dollars during the quarter and nine months ended September 30, 2004 is related to increased personnel costs and increased expenses related to new product shows, seminars, and other promotional expenses. The decrease in selling expenses as a percentage of sales for the three and nine-month periods ended September 30 was primarily related to increased sales volume. General and administrative expenses were 3.8% of net sales for the third quarter compared to 4.1% for the 2003 corresponding quarter and 4.2% of net sales for the nine-month period compared to 4.7% for 2003. The decrease for the quarter and nine-month periods in general and administrative expenses as a percentage of net sales was related to the increased sales volume.

GAIN ON THE SALE OF PROPERTIES, NET

For the nine months ended September 30, 2004, the gain on the sale of properties was $1,268,000. The major component of the gain in 2004 was from the sale of the Goshen facility. In late March 2004, Coachmen RV Company sold its 70,000 square-foot facility in Goshen, Indiana, and moved production to a newly acquired replacement facility located five miles north of its Middlebury, Indiana complex. There were no significant gains or losses from property transactions for the three months ended September 30, 2004, nor were there any significant gains or losses from property transactions for the three or nine months ended September 30, 2003.

INTEREST EXPENSE

Interest expense was $552,000 and $1,442,000 for the quarter and nine-month periods in 2004 compared to $219,000 and $953,000 in the same periods last year. Interest expense varies with the amount of average outstanding long-term debt and borrowings on the Company’s revolving credit facility.

INVESTMENT INCOME (LOSS)

There was a net investment income of $533,000 for the quarter ended September 30, 2004 compared to $275,000 in the same quarter of 2003. For the nine-month period, the net investment income of $1,808,000 compared to an investment income of $175,000 the previous year. The investment income for the three-month period ended September 30, 2004 was principally attributable to earnings of the life insurance policies held and realized gains on the sale of preferred stock. Net investment income for the three-month period ended September 30, 2003 was principally attributable to realized gains incurred from the sale of preferred stocks. The investment income for the nine-month period ended September 30, 2004 was attributable to a cumulative preferred dividend of $536,000 from a utility company emerging from bankruptcy, earnings of the life insurance policies held and realized gains on the sale of preferred stock. The investment income of $175,000 for the nine months ended September 30, 2003 was attributable to the gains realized on the sale of preferred stocks in the third quarter of 2003 offset by an other-than-temporary impairment charge of $579,000 to adjust to market value the carrying cost of certain preferred stocks held by the Company.

OTHER INCOME, NET

Other income, net, represents income of $235,000 for the third quarter of 2004 and income of $44,000 for the same quarter of the previous year. For the nine-month period, other income, net for 2004 was $321,000 compared to income of $144,000 in 2003. No items of significance caused the variances between the comparable quarters.

INCOME TAXES

For the third quarter ended September 30, 2004, the effective tax rate was 34.3% and the year-to-date rate was 34.1% compared with a 2003 third quarter and year-to-date rate of 34.1%. The Company’s effective tax rate fluctuates based upon the states where sales occur, with the level of export sales and also with the amount of nontaxable dividend income on investments.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains a $35 million, unsecured revolving credit facility to meet its seasonal working capital needs. On July 30, 2004, the Company entered into an Amendment to the Credit Agreement, which provides for a term loan of $7.5 million. At September 30, 2004, primarily due to increases in inventories and accounts receivable, there were outstanding borrowings of $24.6 million against this bank line of credit. At September 30, 2003, there were no borrowings outstanding against the credit facilities. For the nine months ended September 30, 2004, the major use of cash was for operating activities, which primarily consisted of increases in receivables and inventories offset by an increase in accounts payable and other accrued expenses. The cash used in investing activities for the nine months ended September 30, 2004 was primarily the result of acquisitions of property and equipment to increase manufacturing capacity to meet expected production needs. The cash provided by financing activities was primarily the result of net borrowings against credit facilities offset by the payment of cash dividends.

At September 30, 2004, working capital increased to $104.5 million from $96.0 million at December 31, 2003. The $55.3 million increase in current assets at September 30, 2004 versus December 31, 2003 was primarily due to increased trade receivables and inventories as a result of increased sales. The increase in current liabilities of $46.8 million was substantially due to increased trade payables, borrowings against credit facilities, and other accrued expenses.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management’s expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks and uncertainties, and are dependent on various factors, many of which are outside the control of the Company. These uncertainties and other factors include, but are not limited to, the potential fluctuations in the Company’s operating results; the condition of the telecommunications industry which purchases modular structures; the impact of performance on the valuation of intangible assets; the availability and price of gasoline and diesel fuel, which can impact the sale of recreational vehicles; the availability of chassis and appliances, which are used in the production of many of the Company’s recreational vehicle products; interest rates, which affect the affordability of the Company’s products; the availability and cost of real estate for residential housing; potential liabilities under repurchase agreements and guarantees; changing government regulations, such as those covering accounting standards, environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability; legislation governing the relationships of the Company with its recreational vehicle dealers, which may affect the Company’s options and liabilities in the event of a general economic downturn; the impact of consumer confidence and economic uncertainty on high-cost discretionary product purchases, which can hinder the sales of recreational vehicles; the demand for commercial structures in the various industries that the housing and building segment serves; the ability of the housing and building segment to perform in new market segments where it has limited experience; uncertainties related to the launch of a new brand product line of recreational vehicles; consolidation of distribution channels in the recreational vehicle industry, and also on the state of the recreational vehicle and housing industries in the United States. Other factors affecting forward-looking statements include the cyclical and seasonal nature of the Company’s businesses, adverse weather conditions affecting home deliveries, changes in property taxes and energy costs, changes in federal income tax laws and federal mortgage financing programs, changes in public policy, competition in these industries, the Company’s ability to maintain or increase gross margins which are critical to profitability whether there are or are not increased sales, further developments in the war on terrorism and related international crises; oil supplies, uncertainty surrounding the 2004 elections and their possible impact on tax policy adverse to discretionary income available for purchases of high-cost consumer durables, and other risks and uncertainties. In addition, investors should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposure. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain accounting periods. The foregoing lists are not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. The Company has utilized its short-term revolving credit facility during the first nine months of 2004 for working capital needs resulting from an increase in inventories and accounts receivable. At September 30, 2004, the Company had $26.6 million of borrowings on the revolving credit facility and current maturities of long-term debt. Long-term debt at September 30, 2004 was $15.9 million and consisted mainly of industrial development revenue bonds that have variable or floating rates and a term loan. In January of 2003, the Company entered into various interest rate swap agreements that became effective in October of 2003. These swap agreements, which are designated as cash flow hedges for accounting purposes, effectively convert a portion of the Company’s variable-rate borrowings to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. The fair value of the Company’s interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements.

The change in the fair value of interest rate swap agreements during the third quarter of 2004 was not significant. Total accumulated loss on the swap agreements as of September 30, 2004 was $.1 million. If in the future the interest rate swap agreements were determined to be ineffective or were terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive gain (loss).

At September 30, 2004, the Company had $3.4 million invested in marketable securities. The Company’s marketable securities consist of public utility preferred stocks, which typically pay quarterly fixed-rate dividends. These financial instruments are subject to market risk in that available energy supplies and changes in available interest rates would impact the market value of the preferred stocks. The Company utilizes U.S. Treasury bond futures options as a protection against the impact of increases in interest rates on the fair value of the Company’s investments in these fixed-rate preferred stocks. Outstanding options are marked to market with market value changes recognized in current earnings. The U.S. Treasury bond futures options generally have terms ranging from 90 to 180 days. Based on the Company’s overall interest rate exposure at September 30, 2004, including variable or floating rate debt and derivatives used to hedge the fair value of fixed-rate preferred stocks, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of September 30, 2004, would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.

During the period covered by this Report, there have been no material changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

See Index to Exhibits incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COACHMEN INDUSTRIES, INC. (Registrant)

Date: November 5, 2004	By: /s/ Claire C. Skinner
Claire C. Skinner, Chairman of the Board and Chief Executive Officer

Date: November 5, 2004	By: /s/ Joseph P. Tomczak
Joseph P. Tomczak, Executive Vice President and Chief Financial Officer

Date: November 5, 2004	By: /s/ Colleen A. Zuhl
Colleen A. Zuhl, Vice President and Controller

INDEX TO EXHIBITS

Number Assigned
In Regulation
S-K, Item 601          Description of Exhibit

3(a)(i)	Articles of Incorporation of the Company as amended on May 30, 1995 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

3(a)(ii)	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4.2 to the Company's Form S-3 Registration Statement, File No. 333-14579).

3(b)	By-Laws as modified through January 31, 2002 (incorporated by reference to the Company's Form 8-K filed February 20, 2002).

10.1	Amendment No. 4 to Credit Agreement dated July __, 2004 among Coachmen Industries, Inc., the Lenders named therein, and Bank One, Indiana, N.A.

10.2	Program Agreement and related Repurchase Agreement dated as of May 10, 2004 between Textron Financial Corporation and certain subsidiaries of Coachmen Industries, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350