Form 10-K
period 2004-12-31
COACHMEN INDUSTRIES INC
filed 2005-03-10
CIK 21212

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004.

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____.

          Commission file number 1-7160

COACHMEN INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Indiana (State of incorporation or organization)	35-1101097 (IRS Employer Identification No.)

2831 Dexter Drive, Elkhart, Indiana 46514
(Address of principal executive offices) (Zip Code)

(574) 262-0123
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Without Par Value and associated Common Share Purchase Rights (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes _ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment hereto.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). X Yes _ No

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was $224.4 million (based upon the closing price on the New York Stock Exchange and that 90.0% of such shares are owned by non-affiliates).

As of February 28, 2005, 15,724,839 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference

Parts of Form 10-K into which
Document	the Document is Incorporated
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2005	Part III

Part I

Item 1. Business

Coachmen Industries, Inc. (the “Company” or the “Registrant”) was incorporated under the laws of the State of Indiana on December 31, 1964, as the successor to a proprietorship established earlier that year. All references to the Company include its wholly owned subsidiaries and divisions.

The Company is one of America’s leading manufacturers of recreational vehicles with well-known brand names including Coachmen®, Georgie Boy®, Sportscoach®, and Viking®. Through its housing and building group, Coachmen Industries also comprises one of the nation’s largest producers of both system-built homes and commercial structures with its All American Homes®, Mod-U-Kraf®, All American Building Systems™, and Miller Building Systems™ products. Prodesign, LLC is a subsidiary that produces custom thermoformed plastic parts for numerous industries under the Prodesign® brand. Coachmen Industries, Inc. is a publicly held company with stock listed on the New York Stock Exchange (NYSE) under the ticker symbol COA.

The Company operates in two primary business segments, recreational vehicles and housing and buildings. The Recreational Vehicle (“RV”) Segment manufactures and distributes Class A and Class C motorhomes, travel trailers, fifth wheels, camping trailers and related parts and supplies. The Housing and Building Segment manufactures and distributes system-built modules for residential and commercial buildings.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section of the Company’s Internet website (http://www.coachmen.com) as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Recreational Vehicle Segment

RV Segment Products

The RV Segment consists of recreational vehicles and parts and supplies. This group consists of six operating companies: Coachmen RV Company, LLC; Coachmen RV Company of Georgia, LLC; Coachmen RV Licensed Products Division, LLC, Georgie Boy Manufacturing, LLC; Viking Recreational Vehicles, LLC; and Prodesign, LLC (a producer of plastic parts), a Company-owned retail dealership located in Indiana and a service facility located in Chino, California.

The principal brand names for the RV group are Adrenaline™, Aurora™, Bellagio™, Capri™, Captiva™, Cascade™, Catalina®, Chaparral™, Clipper®, Coachmen®, Concord™, Cross Country®, Cruise Air®, Cruise Master®, Epic™, Freedom by Coachmen™, Freelander by Coachmen™, Futura™, Georgie Boy™, Landau®, Legend™, Leprechaun®, Mirada™, Pursuit®, Saga™, Santara®, Somerset™, Spirit of America®, Sportscoach®, Velocity™ and Viking®.

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

The RV group currently produces recreational vehicles on an assembly line basis in Indiana, Michigan, and Georgia. Components used in the manufacturing of recreational vehicles are primarily purchased from outside sources. However, in some cases (such as thermoformed plastic products) where it is profitable for the RV group to do so, or where it has experienced shortages of supplies, the RV group has undertaken to manufacture its own components. The RV group depends on the availability of chassis from a limited number of manufacturers. Occasionally, chassis availability has limited the group’s production (see Note 12 of Notes to Consolidated Financial Statements for information concerning the use of converter pool agreements to purchase vehicle chassis).

Prodesign, LLC, located in Indiana, is a custom manufacturer of diversified thermoformed products for the automotive, marine, recreational vehicle, medical and heavy truck industries.

In January 2004, the Company entered into a long-term exclusive licensing agreement with The Coleman Company, Inc. to design, produce and market a full line of new Coleman® brand recreational vehicles. In November 2004, the judge presiding over the legal dispute between Fleetwood Enterprises, Inc. and The Coleman Company, Inc. entered an order granting Fleetwood’s request for an injunction against Coleman, prohibiting their use of the trademark registration “Coleman” in the recreational vehicle industry. To protect its rights under its existing license agreement with Coleman, Consolidated Leisure Industries, LLC, doing business as the Coachmen RV Group, has filed suit against The Coleman Company, Inc. in federal court in Kansas City, Kansas, to enforce its rights under the license agreement. Until this matter is finally and completely adjudicated, Coachmen will introduce and market the new products under a different name, through an independent body of dealers. The new Camping Trailer and Travel Trailer lines, which were to be launched under the “Coleman” brand, were introduced to dealers in the fourth quarter of 2004.

On December 31, 2004, the Company sold all operating assets of the Company-owned dealership located in North Carolina. The total sale price was $11.8 million, of which the Company received cash of $10.8 and a promissory note of $1 million. The promissory note is due in two annual payments, including interest. The sale resulted in a gain on sale of discontinued operations of $1.7 million, net of $.8 million in taxes. In accordance with Statement of Financial Accounting Standard No. 144, the dealership qualified as a separate component of the Company’s business and as a result, the operating results and the gain on the sale of assets have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation.

RV Segment Marketing

Recreational vehicles are generally manufactured against orders received from RV dealers, who are responsible for the retail sale of the product. These products are marketed through approximately 670 independent dealers located in 48 states and internationally and through the Company-owned dealership. Subject to applicable laws, agreements with most of its dealers are cancelable on short notice, provide for minimum inventory levels and establish sales territories. No dealer or dealer network accounts for 10% or more of the Company’s consolidated net sales.

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

Most dealers’ purchases of RV’s from the RV group are financed through “floor plan” arrangements. Under these arrangements, a bank or other financial institution agrees to lend the dealer all or most of the purchase price of its recreational vehicle inventory, collateralized by a lien on such inventory. The RV group generally executes repurchase agreements at the request of the financing institution. These agreements typically provide that, for up to twelve months after a unit is financed, the Company will repurchase a unit that has been repossessed by the financing institution for the amount then due to the financing institution. This is usually less than 100% of the dealer’s cost. Risk of loss resulting from these agreements is spread over the Company’s numerous dealers and is further reduced by the resale value of the products repurchased (see Note 12 of Notes to Consolidated Financial Statements). Resulting mainly from periodic business conditions negatively affecting the recreational vehicle industry, the Company has previously experienced some losses under repurchase agreements. Accordingly, the

Company has recorded an accrual for estimated losses under repurchase agreements. In addition, at December 31, 2004, the group was contingently liable under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $19.2 million, an increase of approximately $14.6 million from the $4.6 million in guarantees at December 31, 2003. The RV group does not finance retail consumer purchases of its products, nor does it generally guarantee consumer financing.

RV Segment Business Factors

Many recreational vehicles produced by the RV group require gasoline or diesel fuel for their operation. Gasoline and diesel fuel has, at various times in the past, been difficult to obtain, and there can be no assurance that the supply of gasoline and diesel fuel will continue uninterrupted, that rationing will not be imposed or that the price of, or tax on, fuel will not significantly increase in the future. Shortages of gasoline or diesel fuel and significant increases in fuel prices have had a substantial adverse effect on the demand for recreational vehicles in the past and could have a material adverse effect on demand in the future.

Recreational vehicle businesses are dependent upon the availability and terms of financing used by dealers and retail purchasers. Consequently, increases in interest rates and the tightening of credit through governmental action, economic conditions or other causes have adversely affected recreational vehicle sales in the past and could do so in the future.

Recreational vehicles are high-cost discretionary consumer durables. In the past, recreational vehicle sales have fluctuated in a generally direct relationship to overall consumer confidence and economic prosperity.

RV Segment Competition and Regulation

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

The RV group’s recreational vehicles generally compete at all price points except the ultra high-end. The RV group strives to be a quality and value leader in the RV industry. The RV group emphasizes a quality product and a strong commitment to competitive pricing in the markets it serves. The RV group estimates that its current overall share of the recreational vehicle market is approximately six percent, on a unit basis.

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

State and federal environmental laws also impact both the production and operation of the Company’s products. The Company has an Environmental Department dedicated to efforts to comply with applicable environmental regulations. To date, the RV group has not experienced any material adverse effect from existing federal, state, or local environmental regulations. Elkhart County, which is where most of the recreational vehicle manufacturing facilities of the Company are located, was recently designated as a non-attainment area, which could impact future air emissions permitting.

Housing and Building Segment

Housing and Building Segment Products

The Housing and Building Segment consists of residential and commercial buildings. The Company’s housing and building subsidiaries (the All American Homes group, All American Building Systems, LLC, Mod-U-Kraf Homes, LLC and Miller Building Systems, Inc.) produce system-built modules for single-family residences, multi-family duplexes, apartments, condominiums, hotels and specialized structures for municipal and commercial use.

All American Homes and Mod-U-Kraf design, manufacture and market system-built housing and commercial structures. All American Homes is the largest producer of system-built homes in the United States and has seven operations strategically located in Colorado, Indiana, Iowa, Kansas, North Carolina, Ohio and Tennessee. Mod-U-Kraf operates from a plant in Virginia. Together these plants serve approximately 527 independent builders in 35 states and three Company-owned builders located in Indiana, Tennessee and Kansas. System-built homes are built to the same local building codes as site-built homes by skilled craftsmen in a factory environment unaffected by weather conditions during production. Production takes place on an assembly line, with components moving from workstation to workstation for framing, electrical, plumbing, drywall, roofing, and cabinet setting, among other operations. An average two-module home can be produced in just a few days. As nearly completed homes when they leave the plant, home modules are delivered to their final locations, typically in two to seven sections, and are crane set onto a waiting basement or crawl space foundation.

Miller Building Systems, Inc. (“Miller Building”) designs, manufactures and markets system-built buildings for commercial use such as office buildings, permanent housing, temporary housing, classrooms, telecommunication shelters and other forms of shelter. Miller Building specializes in the education and medical fields with its commercial system-built buildings. It is also a major supplier of shelters to house sophisticated telecommunications equipment for cellular and digital telephones, data transmission systems and two-way wireless communications. Miller Building also offers site construction services, which range from site management to full turnkey operations. Depending on the specific requirements of its customers, Miller Building uses wood, wood and steel, concrete and steel, cam-lock panels or all concrete to fabricate its structures. Miller Building manufactures its buildings in a factory, and the assembled modules are delivered to the site location for final installation. Miller Building has manufacturing facilities located in Indiana and Pennsylvania.

Housing and Building Segment Marketing

The Housing and Building group participates in an expanding market for system-built residential and commercial buildings. Housing is marketed directly to approximately 527 builders in 35 states who will sell, rent or lease the buildings to the end-user. Commercial buildings are marketed to approximately 100 companies in 36 states. Customers may be national, regional or local in nature.

The housing group regularly conducts builder meetings to review the latest in new design options and component upgrades. These meetings provide an opportunity for valuable builder input and suggestions at the planning stage. The system-built homes business is currently concentrated in the rural, scattered lot markets in the geographic regions served. The Company has launched initiatives to supply product into additional markets, including residential subdivisions in lower tier metropolitan areas, group living facilities, motels/hotels, professional office buildings and other commercial structures.

The success of system-built buildings in the commercial market is the result of innovative designs that are created by listening to customer needs and taking advantage of advancements in technology. While price is often a key factor in the purchase decision, other factors may also apply, including delivery time, quality and prior experience with a certain manufacturer. A significant benefit to the customer is the speed with which system-built buildings can be made available for use compared to on-site construction, and, in the commercial area, the ability to relocate the building to another location if the end-user’s utilization requirements change. The sales staff calls on prospective customers in addition to maintaining continuing contact with existing customers and assists its customers in developing building specifications to facilitate the preparation of a quotation. The sales staff, in conjunction with the engineering staff, maintains ongoing contact with the customer for the duration of the building project.

To further develop its initiatives to expand into additional markets, in 2003 the Company formed a new subsidiary called All American Building Systems, LLC. This subsidiary has integrated direct sales and marketing for both the All American Homes facilities and the Miller Building Systems facilities. This new entity is responsible for identifying new markets for the Company’s products through channels other than the traditional builder/dealer network.

Housing and Building Segment Business Factors

As a result of transportation costs, the effective distribution range of system-built homes and commercial buildings is limited. The shipping area from each manufacturing facility is typically 200 to 300 miles for system-built homes and 600 miles for commercial buildings. The potential shipping radius of the telecommunication shelters is not as restricted as that of system-built homes and commercial buildings; however, the marketing of these shelters is concentrated in geographic areas where there is a freight advantage over a large portion of competitors.

The overall strength of the economy and the availability and terms of financing used by builders, dealers and end-users have a direct impact on the sales of the Housing and Building group. Consequently, increases in interest rates and the tightening of credit due to government action, economic conditions or other causes have adversely affected the group’s sales in the past and could do so in the future.

Housing and Building Segment Competition and Regulation

Competition in the system-built building industry is intense and the Housing and Building group competes with a number of entities, some of which may have greater financial and other resources than the Company. The demand for system-built homes may be impacted by the ultimate purchaser’s acceptance of system-built homes as an alternative to site-built homes. To the extent that system-built buildings become more widely accepted as an alternative to conventional on-site construction, competition from local contractors and manufacturers of other pre-engineered building systems may increase. In addition to the competition from companies designing and constructing on-site buildings, the Housing and Building group competes with numerous system-built building manufacturers that operate in particular geographical regions.

The Housing and Building group competes for orders from its customers primarily on the basis of quality, timely delivery, engineering capability, reliability and price. The group believes that the principal basis on which it competes with on-site construction is the combination of: the timeliness of factory versus on-site construction, the cost of its products relative to on-site construction, the quality and appearance of its buildings, its ability to design and engineer buildings to meet unique customer requirements, and reliability in terms of completion time. Manufacturing efficiencies, quantity purchasing and generally lower wage rates of factory construction, even with the added transportation expense, result in the cost of system-built buildings being equal to or lower than the cost of on-site construction of comparable quality. With manufacturing facilities strategically located throughout the country, the Housing and Building group provides a streamlined construction process. This process of manufacturing the building modules in a weather-free, controlled environment, while the builder prepares the site, significantly reduces the time to completion on a customer’s project.

Customers of the Housing and Building group are generally required to obtain building installation permits from applicable governmental agencies. Buildings completed by the group are manufactured and installed in accordance with applicable building codes set forth by the particular state or local regulatory agencies.

State building code regulations applicable to system-built buildings vary from state to state. Many states have adopted codes that apply to the design and manufacture of system-built buildings, even if the buildings are manufactured outside the state and delivered to a site within that state’s boundaries. Generally, obtaining state approvals is the responsibility of the manufacturer. Some states require certain customers to be licensed in order to sell or lease system-built buildings. Additionally, certain states require a contractor’s license from customers for the construction of the foundation, building installation, and other on-site work. On occasion, the Housing and Building group has experienced regulatory delays in obtaining the various required building plan approvals. In addition to some of its customers, the group actively seeks assistance from various regulatory agencies in order to facilitate the approval process and reduce the regulatory delays.

General
(Applicable to all of the Company’s principal markets)

Business Segments

The table below sets forth the composition of the Company’s net sales from continuing operations for each of the last three years (dollar amounts in millions):

                                   2004            2003            2002
                               Amount   %      Amount   %      Amount   %
                               ----------      ----------      ----------

 Recreational Vehicles        $606.2   70.1   $475.4   68.1   $421.4   64.7

 Housing and Buildings         258.9   29.9    223.0   31.9    229.6   35.3
                              ------   ----   ------   ----   ------   ----

     Total                    $865.1  100.0   $698.4  100.0   $651.0  100.0
                              ======  =====   ======  =====   ======  =====

Additional information concerning business segments is included in Note 2 of the Notes to Consolidated Financial Statements.

Seasonality

Historically, the Company has experienced greater sales during the second and third quarters with lesser sales during the first and fourth quarters. This reflects the seasonality of RV sales for products used during the summer camping season and also the adverse impact of weather on general construction for the system-built building applications.

Employees

At December 31, 2004, Coachmen employed 4,416 persons, 993 of whom are salaried and involved in operations, engineering, purchasing, manufacturing, service and warranty, sales, distribution, marketing, human resources, accounting and administration. The Company provides group life, dental, vision services, hospitalization, and major medical plans under which the employee pays a portion of the cost. In addition, employees can participate in a 401(k) plan and a stock purchase plan. Certain employees can participate in a stock option plan and in deferred and supplemental deferred compensation plans (see Notes 8 and 9 of Notes to Consolidated Financial Statements). The Company considers its relations with employees to be good.

Research and Development

During 2004, the Company spent approximately $8.0 million on research related to the development of new products and improvement of existing products. The amounts spent in 2003 and 2002 were approximately $7.2 million and $6.4 million, respectively.

Item 2. Properties

The Registrant owns or leases 3,708,897 square feet of plant and office space, located on 1,156.1 acres, of which 3,150,993 square feet are used for manufacturing, 225,136 square feet are used for warehousing and distribution, 46,024 square feet are used for research and development, 69,644 square feet are used for customer service and 217,100 square feet are offices. Included in these numbers are 71,310 square feet leased to others and 115,210 square feet available for sale or lease. The Registrant believes that its present facilities, consisting primarily of steel clad, steel frame or wood frame construction and the machinery and equipment contained therein, are well maintained and in good condition.

The following table indicates the location, number and size of the Registrant’s properties by segment as of December 31, 2004:

                                                   No. of      Building Area
                  Location              Acreage    Buildings     (Sq. Ft.)
                  --------              -------    ---------     ---------

Properties Owned and Used by Registrant:

  Recreational Vehicle Group

     Elkhart, Indiana                     43.0       10         317,094
     Middlebury, Indiana                 525.0       29       1,143,443
     Fitzgerald, Georgia                  29.6        5         170,670
     Centreville, Michigan               105.0        4          84,865
     Edwardsburg, Michigan                83.1       12         303,254
                                       -------       --       ---------

          Subtotal                       785.7       60       2,019,326
                                       -------       --       ---------

  Housing and Building Group

     Decatur, Indiana                     40.0        2         215,995
     Elkhart, Indiana                     20.0        4         132,300
     Dyersville, Iowa                     20.0        1         168,277
     Leola, Pennsylvania                  20.0        2         113,100
     Springfield, Tennessee               45.0        2         140,603
     Rutherfordton, North Carolina        37.7        1         169,177
     Zanesville, Ohio                     23.0        2         139,753
     Rocky Mount, Virginia                39.6        5         137,693
     Osage City, Kansas                   29.2        3         130,818
     Wichita, Kansas                       3.0        0               0
     Milliken, Colorado                   23.0        1         141,675
                                       -------       --       ---------

          Subtotal                       300.5       23       1,489,391
                                       -------       --       ---------

          Total owned and used         1,086.2       83       3,508,717
                                       -------       --       ---------

Properties Leased and Used by Registrant:

  Recreational Vehicle Group

     Elkhart, Indiana                      6.6        1           8,000
     Chino, California                     1.0        3          84,296
                                       -------       --       ---------

          Subtotal                         7.6        4          92,296

  Housing and Building Group

     Vestal, New York                      0.0        1           5,660
                                       -------       --       ---------

          Total leased and used            7.6        5          97,956
                                       -------       --       ---------

Properties Owned by Registrant and Leased to Others:

  Recreational Vehicle Group

     Crooksville, Ohio                    10.0        2          39,310
     Melbourne, Florida                    7.5        1          32,000
                                       -------       --       ---------

          Total owned and leased          17.5        3          71,310
                                       -------       --       ---------

Properties Owned by Registrant and Available for Sale or Lease:

  Recreational Vehicle Group

     Perris, California                    2.2        0               0
     Colfax, North Carolina                7.8        0               0
     Grapevine, Texas                      8.6        0               0
     Longview, Texas                       9.2        0               0
                                       -------       --       ---------
          Subtotal                        27.8        0               0
                                       -------       --       ---------

  Housing and Building Group

    Decatur, Indiana                       3.3        2          86,310
    Bennington, Vermont                    5.0        1          28,900
    Rocky Mount, Virginia                  9.7        0               0
                                       -------       --       ---------

          Subtotal                        18.0        3         115,210
                                       -------       --       ---------

          Total owned and available
            for sale or lease             45.8        3         115,210
                                       -------       --       ---------

          Total Company                1,157.1       94       3,793,193
                                       =======       ==       =========

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the quarter ended December 31, 2004 to a vote of security holders, through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

The following table sets forth the executive officers of the Company, as of December 31, 2004:

       Name                                    Position
       ----                                    --------

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

  Michael R. Terlep, Jr.      President, CLI dba Coachmen RV Group and President,
                              Coachmen Recreational Vehicle Company, LLC

  Steven E. Kerr              President, All American Homes, LLC

  William G. Lenhart          Senior Vice President, Human Resources

Claire C. Skinner (age 50) joined Coachmen Industries in 1983 and has served as Chairman of the Board and Chief Executive Officer since August 1997 while assuming the position of President of the Company from September 2000 through November 2003. Before that, she served as Vice Chairman of the Company since May 1995, and as Executive Vice President from 1990 to 1995. From 1987 through July 1997, Ms. Skinner served as the President of Coachmen RV, the Company’s largest division. Prior to that, she held several management positions in operations and marketing since 1983. She received her B.F.A. degree in Journalism/Marketing from Southern Methodist University and her J.D. degree from the University of Notre Dame Law School.

Matthew J. Schafer (age 44) joined Coachmen Industries in December 2003 as President and Chief Operating Officer. Before joining Coachmen, Mr. Schafer served for more than 19 years in various executive positions with General Electric Company. From 2002 to 2003, he was Chief Operating Officer, GE Equipment Management, TIP & Modular Space, a full-line leasing, sales and service company of trailers, modular space units, containers and storage products. From 1999 to 2002, Schafer served as President, GE Equipment Management, Modular Space North America, a leading leasing, sales, turnkey construction and service business of modular units. From 1995 through 1998, he served as the General Manager for three businesses of General Electric Industrial Systems, a global manufacturer of AC/DC motors, controls, security equipment, and software for the HVAC, commercial, appliance, and industrial markets. Schafer also held several other management positions with General Electric from 1984 through 1994. Schafer holds a Bachelor of Science degree in mechanical engineering from Union College in Schenectady, New York, and an Associates of Science degree in engineering science from Hudson Valley College in Troy, New York.

Richard M. Lavers (age 57) joined Coachmen Industries in October of 1997 as General Counsel and assumed the position of Executive Vice President of the Company in May 2000 and has served as Secretary of the Company since March 1999. From 1994 through 1977, Mr. Lavers was Vice President, Secretary and General Counsel of RMT, Inc. and Heartland Environmental Holding Company. Mr. Lavers earned both his B.A. degree and his J.D. degree from the University of Michigan.

Joseph P. Tomczak (age 49) joined Coachmen Industries in July 2001 as Executive Vice President and Chief Financial Officer. Before joining Coachmen, Mr. Tomczak served in that same capacity at Kevco, Inc. from January 2000 through June 2001. In February 2001, Kevco and all of its wholly owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Prior to that, he held the positions at Outboard Marine Corporation of Vice President of Finance for the Engine Operations Group and Vice President and Corporate Controller. Prior to that, Mr. Tomczak was Vice President and Corporate Controller at Alliant Foodservice, Inc. He received his Masters of Management degree from Northwestern University’s Kellogg Graduate School of Management and his B.A. degree in Accounting and Business Administration from Augustana College. Mr. Tomczak is a Certified Public Accountant.

Michael R. Terlep, Jr. (age 43) joined Coachmen Industries in 1984. Mr. Terlep was appointed President of CLI, dba Coachmen RV Group in March 2003 and appointed President of Coachmen Recreational Vehicle Company (RV) in June 1997. Prior to that, he was Executive Vice President of Coachmen RV, with retained responsibility for product development, among other duties, since 1993. He was given the additional responsibility of General Manager of the Indiana Division in 1995. Prior to his promotion to Executive Vice President, Mr. Terlep served as Vice President of Sales and Product Development from 1990 to 1993. He has held several other management positions with the Company since joining Coachmen in 1984. He received his B.A. degree from Purdue University.

Steven E. Kerr (age 56) joined Coachmen Industries in February 1999. He served as Vice President/General Manager of All American Homes from February 1999 to July 2000, when he was appointed President of All American Homes. Prior to joining the Company, Mr. Kerr served as Vice President, Marketing of Unibilt Industries, Inc. Prior to that, he served as Vice President/General Manager of New England Homes, Inc. Mr. Kerr received his B.A. degree from Indiana University.

William G. Lenhart (age 56) joined Coachmen Industries in June 2001 as Senior Vice President of Human Resources. Prior to that, he held the position of Vice President of Human Resources for Svedala Industries, Inc., an international mining and mineral processing equipment manufacturing company. Prior to that, he held senior human resources positions with Arandel Corporation and St. Mary’s Medical Center. Mr. Lenhart holds a B.S. degree in Business Administration from Defiance College.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The following table discloses the high and low sales prices for Coachmen’s common stock during the past two years as reported on the New York Stock Exchange, along with information on dividends paid per share during the same periods.

                         High & Low Sales Prices           Dividends Paid
                         2004               2003           2004      2003
                         ----               ----           ----      ----

   1st Quarter     $20.19 - $14.92    $16.54 - $10.00      $.06      $.06

   2nd Quarter      18.01 -  13.70     13.82 -  10.50       .06       .06

   3rd Quarter      16.54 -  13.22     14.30 -  11.45       .06       .06

   4th Quarter      17.99 -  13.70     19.20 -  11.96       .06       .06

The Company’s common stock is traded on the New York Stock Exchange: Stock symbol COA. The number of shareholders of record as of January 31, 2005 was 1,853.

See Item 12 for the Equity Compensation Table.

Item 6. Selected Financial Data

Five-Year Summary of Selected Financial Data
-Year Ended December 31-
(in thousands, except per share amounts)

                                2004       2003        2002        2001        2000
                                ----       ----        ----        ----        ----

Net sales                    $865,144   $698,376    $651,028    $570,071    $712,796
Gross profit                  124,619    102,068      96,855      80,755      93,802
Net income (loss) from
   continuing operations       13,425      6,919       9,619      (4,291)      1,767
Discontinued operations
  Income from operations of
   discontinued entity            174        446         310         340         397
  Gain on sale of assets of
   discontinued entity          1,735          0           0           0           0
                             --------   --------    --------    --------   ---------
Income from discontinued
   operations                   1,909        446         310         340         397

Net income                   $ 15,334   $  7,365    $  9,929    $ (3,951)   $  2,164

Earnings per share - Basic
  Continuing operations           .87        .45         .60        (.27)        .11
  Discontinued operations         .12        .03         .02         .02         .03
                                  ---        ---         ---         ---         ---
Net earnings per share - Basic    .99        .48         .62        (.25)        .14

Earnings per share - Diluted
  Continuing operations           .87        .45         .60        (.27)        .11
  Discontinued operations         .12        .03         .02         .02         .03
                                  ---        ---         ---         ---         ---
Net earnings per share - Diluted  .99        .48         .62        (.25)        .14

Cash dividends per share          .24        .24         .22         .20         .20

At year-end:

   Working capital            121,312     95,963      93,574     102,006     116,237

   Total assets               357,723    310,688     293,195     288,560     296,446

   Long-term debt              14,943      9,419      10,097      11,001      11,795

   Shareholders' equity       224,418    211,151     209,426     208,640     214,949

   Book value per share         14.27      13.58       13.37       13.09       13.69

   Number of employees          4,416      4,490       4,233       3,788       4,149

Note: The Five-Year Summary of Selected Financial Data above has been restated to reflect discontinued operations and should be read in conjunction with Note 11, Discontinued Operations, of the Notes to the Consolidated Financial Statements appearing in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The analysis of the Company’s financial condition and results of operations should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements.

OVERVIEW

The Company was founded in 1964 as a manufacturer of recreational vehicles and began manufacturing system-built homes in 1982. Since that time, the Company has evolved into a leading manufacturer in both the recreational vehicle (“RV”) and housing and building business segments through a combination of internal growth and strategic acquisitions.

During 2003, the Company completed construction of a new Class C motorhome manufacturing facility in Indiana and purchased an existing facility in Georgia to expand its manufacturing capacity for travel trailers and fifth

wheels.   During 2004, the Company acquired two new RV production facilities five miles north of the main complex in Middlebury, Indiana and sold one smaller facility located in Goshen, Indiana. These new manufacturing facilities were acquired to meet increased market demand for the Company’s travel trailers and fifth wheels and for production of the Company’s new camping and travel trailer lines. In addition, the Company opened a new regional service center in Chino, California to better meet the needs of its recreational vehicle dealers and retail customers on the West Coast.

The Company’s business segments are cyclical and subject to certain seasonal demand cycles and changes in general economic and political conditions. Demand in the RV and certain portions of the housing and building segments generally declines during the winter season, while sales and profits are generally highest during the spring and summer months. Inflation and changing prices have had minimal direct impact on the Company in the past in that selling prices and material costs have generally followed the rate of inflation. However, in 2004, rapid escalation of prices for certain raw materials combined with a number of price protected sales contracts adversely affected profits in the housing and building segment. The RV segment was also affected adversely by raw material inflation but to a lesser degree due to material surcharges added to the prices of products sold to dealers. Changes in interest rates impact both the RV and housing and building segments, with rising interest rates potentially dampening sales.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Consolidated Statements of Income expressed as a percentage of sales and the percentage change in the dollar amount of each such item from that in the indicated previous year:

                                  Percentage of Net Sales      Percent Change
                                  Years Ended December 31       2004    2003
                                                                 to      to
                                  2004      2003      2002      2003    2002
                                  ----      ----      ----      ----    ----

Net sales                        100.0%    100.0%    100.0%     23.9%    7.3%
Cost of sales                     85.6      85.4      85.1      24.2     7.6
                                 -----     -----     -----
 Gross profit                14.4      14.6      14.9      22.1     5.4
Operating expenses:
 Delivery                          4.8       4.8       4.7      22.9    11.5
 Selling                           3.6       3.7       3.5      22.1    13.4
 General and administrative        4.0       4.7       4.8       5.2     4.2
 Gain on sale of properties, net   (.2)      (.1)      (.4)      n/m   (79.9)
                                 -----     -----     -----
   Total operating expenses       12.2      13.1      12.6      15.1    11.9
                                 -----     -----     -----
 Operating income                  2.2       1.5       2.3      83.5   (30.3)
                                 -----     -----     -----
Nonoperating (income) expense:
 Interest expense                   .3        .2        .3      65.1    (9.8)
 Investment income                 (.3)      (.1)      (.1)    129.1   125.5
  Other (income) expense           (.1)      (.1)      (.1)     10.0   (45.4)
                                 -----     -----     -----
   Total nonoperating
     (income) expense              (.1)       .0        .1       n/m   114.8
                                 -----     -----     -----
 Income from continuing
   operations before income taxes  2.3       1.5       2.2      88.0   (28.1)
 Income taxes                       .7        .5        .7      76.1   (28.2)
                                 -----     -----     -----
 Net income from continuing
   operations                      1.6       1.0       1.5      94.0   (28.1)
 Discontinued operations
  Income from operations of
   discontinued entity              .0        .1        .0     (61.0)   43.8
  Gain on sale of assets
   of discontinued entity           .2        .0        .0       n/m       0
                                 -----     -----     -----                 -
 Net income                        1.8       1.1       1.5     108.2   (25.8)
                                 =====     =====     =====

n/m — not meaningful

Note: The Results of Operations above has been restated to reflect discontinued operations and should be read in conjunction with Note 11, Discontinued Operations, of the Notes to the Consolidated Financial Statements appearing in this report.

Comparison of 2004 to 2003

Consolidated net sales from continuing operations increased $166.8 million, or 23.9% to $865.1 million in 2004 from $698.4 million in 2003. The Company’s RV Segment experienced a net sales increase of $130.9 million, or 27.5%, over 2003. During 2004, the Company continued to see a shift in demand towards higher end products in the RV Segment. Full-year recreational vehicle wholesale unit shipments for the Company were up 10.1% compared to 2003, while the industry was up 15.5% in the same categories. In the various product categories, the Company’s Class A market share increased to 7.9% in 2004 as compared to 7.1% in 2003. Class C market share increased to 12.5% compared to 11.6% in 2003. Travel trailer market share declined 0.6 percentage points to 4.4% from 5.0% in 2003. Fifth wheel market share decreased to 2.1% in 2004 from 3.1% in 2003 and camping trailer market share increased to 14.7% from 12.0% the previous year. The increase in Class A market share is attributable to the improved performance of the Company’s Georgie Boy subsidiary during 2004 coupled with the increased emphasis on rear diesel products at Coachmen Recreational Vehicle Company. Travel trailer market share decreased mainly due to an increase of 11.3% in unit shipments within the industry while the Company’s unit shipments remained flat for 2004. Likewise, the fifth wheel market share decline is a result of an increase of 35.0%

in unit shipments within the industry, while the Company’s unit shipments declined 11.2%. Camping trailers saw an industry-wide decline in wholesale shipments of over 4% during 2004 while the Company experienced a 16.9% increase in unit shipments. As a result of the overall lower increase in unit shipments when compared to the industry, Coachmen’s share of recreational vehicle wholesale shipments for the year declined to 5.8%, a 0.2 percentage point decline from its 2003 full-year share of 6.0%. The 27.5% increase in sales dollars for the Recreational Vehicle Segment coupled with a 10.1% increase in unit shipments resulted in an increase of 15.9% in the average sales price per unit for products sold by the Company in 2004. RV backlogs at the end of 2004 were $101 million. Although the backlog is down approximately 35% from a year ago, the Company considers the current backlog to be at a healthy level. The backlog at the end of 2003 was exceedingly high as a result of improving market fundamentals at that time. The Housing and Building Segment had a net sales increase in 2004 of $35.9 million, or 16.1%. Residential wholesale unit shipments increased 8.6% compared with the prior year and backlogs at December 31, 2004 rose 23.7% to $47 million, compared with $38 million at December 31, 2003. For 2004, the Housing and Building Segment experienced a 5.0% increase in the average sales price per unit as well as an overall 10.5% increase in unit sales. The increase was the result of product mix, sales price increases and surcharges related to increased cost of raw materials, particularly lumber. Historically, the Company’s first and fourth quarters are the slowest for sales in both segments.

Gross profit was $124.6 million, or 14.4% of net sales, in 2004 compared to $102.1 million, or 14.6% of net sales, in 2003. For the RV Segment, gross profit in dollars and as a percentage improved in 2004. Gross profit in dollars and as a percentage of net sales improved in 2004 for the RV Segment as a result of increased production volume, resulting in improved utilization of the Company’s manufacturing facilities. For the Housing and Building Segment, gross profit in dollars improved while the gross profit percentage declined slightly due to the Company’s continued investment in new business initiatives. The overall increase in gross profit dollars was primarily attributable to the continued recovery of the RV Segment while the decrease in gross profit as a percentage of sales was primarily the result of material price increases in the Housing and Building Segment and new business initiatives in both the RV and Housing and Building Segments.

Operating expenses, consisting of selling, delivery, general and administrative expenses, were $107.3 million and $92.2 million, or as a percentage of net sales, 12.4% and 13.2% for 2004 and 2003, respectively. Delivery expenses were $41.6 million in 2004 or 4.8% of net sales, compared with $33.8 million in 2003, or 4.8% of net sales. Product mix, delivery distance, as well as, operating expenses and outsourcing costs affect delivery expense. Selling expenses for 2004 were $31.5 million, or 3.6% of net sales, a 0.1 percentage point decrease from the $25.8 million, or 3.7% of net sales, experienced in 2003. The $5.7 million increase in selling expense was the result of an increase of $3.7 million from the RV Segment which was related to increased staffing, sales commissions and bonuses, along with increased expenses associated with new product shows plus $2.0 million from the Housing and Building Segment which was related to increased staffing, commissions, new product shows and literature expenses. General and administrative expenses were $34.2 million in 2004, or 4.0% of net sales, compared with $32.5 million, or 4.7% of net sales, in 2003. The increase, while less as a percentage of sales than 2003, was primarily related to increases in management bonuses and regulatory compliance costs including professional services related to the audit.

Operating income in 2004 of $19.1 million increased $8.7 million compared with the operating income of $10.4 million in 2003. This increase is consistent with the $22.6 million increase in gross profit coupled with the $15.2 million overall increase in operating expenses and the $1.3 million increase in gain on sale of properties.

The gain on sale of properties increased to $1.8 million in 2004 from $.5 million in 2003. The gains for 2004 resulted primarily from the sale of a 79,000 square foot facility in Goshen, Indiana and the sale of various properties that had not been used in production, which were located in Elkhart and Middlebury, Indiana. The gains for 2003 resulted primarily from the sale of vacant lots located in California. Assets are continually analyzed and every effort is made to sell or dispose of properties that are determined to be excess or unproductive.

Interest expense for 2004 and 2003 was $2.2 million and $1.3 million, respectively. Interest expense varies with the amount of short-and long-term borrowings incurred by the Company and the amount borrowed by the Company against the cash surrender value of the Company’s investment in life insurance contracts. During 2004, the Company borrowed from its line of credit ($10 million outstanding at December 31, 2004), obtained a one-time short-term note ($10 million outstanding at December 31, 2004) and borrowed against the cash surrender value of its investment in life insurance contracts ($15 million outstanding at December 31, 2004) to meet working capital needs. These borrowings were generally associated with the increased inventory and accounts receivable levels maintained by the Company during 2004, along with the investment in two strategic growth initiatives within the RV Segment during 2004 that were funded primarily from available cash and borrowings. The first growth initiative was the purchase, tooling and staffing of a business unit that was to have been dedicated to the Coleman® brand of recreational vehicles. The second initiative was the opening of the Company’s new West Coast Service Center in southern California to better serve customers in the western states.

Investment income for 2004 of $2.4 million was $1.4 million higher than 2003 (see Note 1 of Notes to Consolidated Financial Statements).

Pretax income from continuing operations for 2004 was $19.6 million compared with pretax income from continuing operations of $10.4 million for 2003. The Company’s RV Segment generated pretax income from continuing operations of $11.6 million, or 1.9% of recreational vehicle net sales in 2004, compared with pretax income from continuing operations of $3.8 million, or ..8% of the RV Segment’s net sales in 2003. The Housing and Building Segment recorded 2004 pretax income from continuing operations of $8.3 million and in 2003, $7.3 million, or 3.2% and 3.3%, respectively, of segment net sales (see Note 2 of Notes to Consolidated Financial Statements).

The provision for income taxes related to continuing operations was an expense of $6.2 million for 2004 versus an expense of $3.5 million for 2003, representing an effective tax rate of 31.6% for 2004 and 33.8% for 2003. The lower effective tax rate in 2004 resulted primarily from the reversal of certain reserves for federal income taxes which were no longer required since the statute of limitations expired or the risk of additional tax assessments was no longer probable. The Company’s effective tax rate fluctuates based upon the states where sales occur, the level of export sales, the mix of nontaxable investment income and changes in recorded tax reserves (see Note 10 of Notes to Consolidated Financial Statements).

Net income from continuing operations for the year ended December 31, 2004 was $13.4 million ($.87 per diluted share) compared to net income from continuing operations for the year ended December 31, 2003 of $6.9 million ($.45 per diluted shared). Net income for the year ended December 31, 2004 was $15.3 million ($.99 per diluted share) compared to net income of $7.4 million ($.48 per diluted share) for 2003.

On December 31, 2004, the Company sold all operating assets of the Company-owned dealership located in North Carolina. The total sale price was $11.8 million, of which the Company received cash of $10.8 million and a promissory note of $1 million. The promissory note is due in two annual payments, including interest. The sale resulted in a gain on sale of discontinued operations of $1.7 million, net of $.8 million in taxes. In accordance with Statement of Financial Accounting Standard No. 144, the dealership qualified as a separate component of the Company’s business and as a result, the operating results and the gain on the sale of assets have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation.

Comparison of 2003 to 2002

Consolidated net sales increased $47.3 million, or 7.3% to $698.3 million in 2003 from $651.0 million in 2002. After a slow start at the beginning of 2003, hindered by the anticipation of war in Iraq, industry trends improved, particularly in the RV Segment. The Company’s RV Segment experienced a net sales increase of $54.0 million, or 12.8%, over 2002. During 2003, the Company saw a shift in demand towards higher end products in the RV segment resulting in a sales dollar increase over 2002 while unit shipments declined. Full-year recreational vehicle wholesale unit shipments for the Company were down 4.0% compared to 2002, while the industry was up 3.9% in the same categories. In the various product categories, the Company’s Class A market share increased to 7.1% in 2003 as compared to 6.6% in 2002. Class C market share declined to 11.6% compared to 13.3% in 2002. Travel trailer market share declined 0.9 percentage points to 5.0% from 5.9% in 2002. Fifth wheel market share increased to 3.1% in 2003 from 2.4% in 2002 and camping trailer market share increased to 12.0% from 11.9% the previous year. The increase in Class A market share is attributable to the improved performance of the Company’s Georgie Boy subsidiary during 2003 coupled with the increased emphasis on rear diesel products at Coachmen Recreational

Vehicle Company. Travel trailer market share decreased mainly due to the lower volumes achieved from Coachmen RV’s Spirit of America entry-level trailer. Also, more of the Company’s towable business shifted to fifth wheels, with unit shipments increasing 34.8% as compared to 2002. Fifth wheel market share increased 29.2% as a result of several successful new floor plan introductions during 2003. Camping trailers saw an industry-wide decline in wholesale shipments of over 20% during 2003. The Company did slightly better, resulting in a 0.1 percentage point market share gain. Because of this overall decrease in unit shipments when compared to the industry, Coachmen’s share of recreational vehicle wholesale shipments for the year declined to 6.0%, a 0.6 percentage point decline from its 2002 full-year share of 6.6%. The 12.8% increase in sales dollars for the Recreational Vehicle Segment coupled with a 4.0% decrease in unit shipments resulted in an increase of 16.7% in the average sales price per unit for products sold by the Company in 2003. RV backlogs were a positive sign at the end of 2003, being 26.6% higher at the end of 2003 as compared to the end of 2002. The Housing and Building Segment had a net sales decrease in 2003 of $6.6 million, or 2.9%. Due to weather related problems, deliveries were hampered throughout much of the year at several of the Company’s locations, as builders were unable to complete the foundations and site-preparations. As a result, finished goods for the Housing and Building Segment were 23.9% higher at December 31, 2003 as compared to December 31, 2002. On a positive note, 2003 year-end residential backlogs were 16.1% higher than year-end 2002. These products were delivered during the first quarter of 2004. For 2003, the Housing and Building Segment experienced an increase in the average sales price per unit but a decrease in unit sales. The increase was mainly the result of sales price increases and surcharges related to increased cost of raw materials, particularly lumber. Historically, the Company’s first and fourth quarters are the slowest for sales in both segments.

Gross profit was $102.1 million, or 14.6% of net sales, in 2003 compared to $96.9 million, or 14.9% of net sales, in 2002. For the RV Segment, gross profit in dollars improved in 2003 while the gross profit percentage declined slightly. Gross profit in dollars and as a percentage of net sales was negatively affected in 2003 for the RV Segment as a result of major material shortages experienced throughout the year, including ovens and ranges during the fourth quarter. Initial startups at the Company’s two new RV manufacturing facilities located in Indiana and Georgia also affected production efficiencies. However, as production rates increased in these new plants, efficiencies steadily improved. For the Housing and Building Segment, gross profit in dollars and as a percentage of net sales improved slightly in 2003 when compared to the previous year. The overall increase in gross profit dollars was primarily attributable to the continued recovery of the RV Segment while the decrease in gross profit as a percentage of sales was primarily the result of manufacturing inefficiencies in the RV Segment previously discussed.

Operating expenses, consisting of selling, delivery, general and administrative expenses, were $92.2 million and $84.3 million, or as a percentage of net sales, 13.2% and 13.0% for 2003 and 2002, respectively. Delivery expenses were $33.8 million in 2003, or 4.8% of net sales, compared with $30.3 million, or 4.7% of net sales in 2002. Delivery expense is affected by product mix, delivery distance as well as operating expenses and outsourcing costs. For 2003, delivery expense increased $3.5 million as compared to 2002. However, revenue generated from delivery, included in sales revenue, increased $4.9 million, more than offsetting the increase in expenses for the year. Selling expenses for 2003 were $25.8 million, or 3.7% of net sales, a 0.2 percentage point increase over the $22.8 million, or 3.5% of net sales, experienced in 2002. The $3.0 million increase in selling expense came primarily from the RV Segment and was related to increased sales staffing and travel-related expenses along with increased expenses associated with new product shows. General and administrative expenses were $32.5 million in 2003, or 4.7% of net sales, compared with $31.2 million, or 4.8% of net sales, in 2002. The increase, while less as a percentage of sales than 2002, was primarily related to increases in insurance costs and professional services.

Operating income in 2003 of $10.4 million compared with operating income of $14.9 million in 2002, a decrease of $4.5 million. This decrease is consistent with the $5.2 million increase in gross profit coupled with the $7.9 million overall increase in operating expenses coupled with the gain on sale of properties which decreased to $.5 million in 2003 from $2.3 million in 2002. The gains on sales of properties for 2003 resulted primarily from the sale of vacant lots located in California. Assets are continually analyzed and every effort is made to sell or dispose of properties that are determined to be excess or unproductive.

Interest expense for 2003 and 2002 was $1.3 million and $1.5 million, respectively. Interest expense varies with the amount of short-and long-term borrowings incurred by the Company. The Company periodically borrows from its line of credit to meet working capital needs, as indicated by the $5.0 million outstanding balance at December 31, 2003. These borrowings were generally associated with the increased inventory levels maintained by the Company during 2003, along with the investment in two new manufacturing facilities during 2003 that were funded primarily from available cash and marketable securities. Investment income for 2003 of $1.0 million was $.5 million higher than 2002 (see Note 1 of Notes to Consolidated Financial Statements).

Pretax income from continuing operations for 2003 was $10.4 million compared with pretax income from continuing operations of $14.5 million for 2002. The Company’s RV Segment generated pretax income from continuing operations of $3.8 million, or 0.8% of recreational vehicle net sales in 2003, compared with pretax income from continuing operations of $5.0 million, or 1.2% of the RV segment’s net sales in 2002. The Housing and Building Segment recorded 2003 pretax income of $7.3 million and in 2002, $9.9 million, or 3.3% and 4.3%, respectively, of segment net sales (see Note 2 of Notes to Consolidated Financial Statements).

The provision for income taxes was an expense of $3.5 million for 2003 versus an expense of $4.9 million for 2002, representing an effective tax rate of 33.8% for both periods. The Company’s effective tax rate fluctuates based upon the states where sales occur, the level of export sales, the mix of nontaxable investment income and other factors (see Note 10 of Notes to Consolidated Financial Statements).

Net income from continuing operations for the year ended December 31, 2003 was $6.9 million ($0.45 per diluted share) compared to net income from continuing operations for the year ended December 31, 2002 of $9.6 million ($0.60 per diluted share). Net income from discontinued operations for the year ended December 31, 2003 was $0.4 million ($0.03 per diluted share) compared to net income from discontinued operations for the year ended December 31, 2002 of $0.3 million ($0.02 per diluted share). Net income for the year ended December 31, 2003 was $7.4 million ($.48 per diluted share) compared to net income of $9.9 million ($.62 per diluted share) for 2002.

Liquidity and Capital Resources

The Company generally relies on funds from operations as its primary source of working capital and liquidity. In addition, the Company maintains a $35 million unsecured line of credit to meet its seasonal working capital needs (see Note 5 of Notes to Consolidated Financial Statements). This credit line was utilized in 2004 and 2003 and there were $10.0 million and $5.0 million in outstanding borrowings at December 31, 2004 and 2003, respectively. The credit line was not utilized during 2002. In addition to the line of credit borrowings, on December 30, 2004, the Company entered into an Amendment to the Credit Agreement. The amendment provides for a one-time short-term loan to the Company of $10 million. This short-term loan bears interest at the prime rate and is due and payable on February 28, 2005. At December 31, 2004, there was $10 million outstanding on this loan. During 2004, the Company also borrowed against the cash surrender value of the Company’s investment in life insurance contracts. As of December 31, 2004, $15 million had been borrowed against the cash surrender value of Company-owned life insurance contracts.

For 2002, the Company’s operating activities had been the principal source of cash flows. However, during 2003 and 2004, mainly as a result of increased inventories and receivables, offset somewhat by an increase in trade payables, the Company generated a negative cash flow from operations. Cash used in operations in 2004 was $22.3 million and $3.6 million in 2003 while cash flows provided by operations were $13.1 million for 2002. For 2004, net income adjusted for depreciation and a slight increase in trade payables were the significant factors in generating cash flows, which were offset by increases in accounts receivables and inventories. The increase in accounts receivable was primarily related to the 8.6% increase in fourth quarter sales as compared to the previous year. For the year 2003, net income, adjusted for depreciation, and an increase in trade payables, were the significant factors in generating operating cash flows, which were offset by increases in trade receivables and inventories. The increase in receivables was related to the 15.8% increase in fourth quarter sales as compared to the previous year and particularly by the RV Segment’s strong sales effort during the final two weeks of December. For the year 2002, net income, adjusted for depreciation, was a significant factor in generating operating cash flows, offset by increases in trade receivables and inventories. The increase in receivables was related to the 28.5% increase in fourth quarter sales volume. The $35 million increase in inventory from 2003 was primarily related to increases in the RV segment as a result of production of higher value units as compared to 2003 and lower-than-expected RV sales during the fourth quarter. During the fourth quarter, the RV Segment faced an industry-wide slowdown in retail activity, and resulting high dealer inventories. In response to the level of inventory on hand, production levels were adjusted in the fourth quarter and into 2005.

Investing activities used cash of $9.8 million in 2004 and provided cash of $3.4 million in 2003 and $4.8 million in 2002. In 2004, the investment in the West Coast Service Center and in the business unit that was to have been dedicated to the Coleman® brand of recreational vehicles represented major uses of cash, which were offset in part by the sale of the property and equipment of a company-owned dealership and certain other property and equipment. In 2003, the investment in two additional manufacturing facilities for the RV Segment represented a major use of cash. In 2002, the sale of property and equipment, including real estate held for sale and rental properties provided cash flows of $10.0 million. The sale of marketable securities, net of purchases, provided cash flows of $1.0 million, $4.9 million, and $0.4 million for 2004, 2003, and 2002, respectively. These proceeds were used in part to fund the investment in the additional manufacturing facilities in 2004 and 2003. Capital expenditures in 2004 of $16.5 million consisted of the investment in the West Coast Service Center and the business unit that was to have been dedicated to the Coleman® brand of recreational vehicles, and investments in machinery and equipment and transportation equipment for both the Recreational Vehicle Segment and the Housing and Building Segment. Other than the two additional manufacturing facilities, capital expenditures of $12.1 million during 2003 included a new service facility constructed at the Company-owned dealership in North Carolina that was sold in December 2004 and investments in machinery and equipment and transportation equipment for both the Recreational Vehicle Segment and the Housing and Building Segment. Capital expenditures during 2002 consisted mainly of completion of a new office building for Mod-U-Kraf Homes and investments in machinery and equipment and transportation equipment for both operating segments.

In 2004, financing activities provided cash flows of $40.7 million. Proceeds from borrowings on the line of credit, including the short-term loan, borrowings on the cash surrender value of life insurance polices and proceeds from long-term debt, net of repayments, provided cash of $43.7 million. Offsetting the cash provided by borrowings in 2004 was the payment of cash dividends. In 2003, cash flows from financing activities reflected the Company’s short-term borrowing activity. The principal use of cash flows from financing activities was $4.4 million used to purchase common shares under the Company’s share repurchase program during the first quarter. In 2002, the principal use of cash flows from financing activities was the $18.5 million used to repay borrowings against life insurance policies, and $7.9 million used to purchase common shares under the Company’s share repurchase program. Other financing activities for 2003 and 2002, were payments of long-term debt and cash dividends. The negative cash flows for 2003 and 2002 were partially offset by the issuance of common shares under stock option and stock purchase plans. For a more detailed analysis of the Company’s cash flows for each of the last three years, see the Consolidated Statements of Cash Flows.

The Company’s cash and temporary cash investments at December 31, 2004 were $15 million or an increase of $8.6 million from 2003. The Company anticipates that available funds, together with anticipated cash flows generated from future operations and amounts available under its existing credit facilities, will be sufficient to fund future planned capital expenditures and other operating cash requirements through the end of 2005. In addition, the Company has $1.7 million of marketable securities available, if needed, for operations.

Any downturn in the U.S. economy, decline in consumer confidence and other factors may adversely impact the RV industry. This may have a negative impact on the Company’s sales of recreational vehicles and also increases the Company’s risk of loss under repurchase agreements with lenders to the Company’s independent dealers (see Note 12 of Notes to Consolidated Financial Statements and Critical Accounting Policies below).

In 2004, working capital increased $25.3 million, to $121.3 million from $96.0 million. The $53.7 million increase in current assets at December 31, 2004 versus December 31, 2003 was primarily due to increases in trade receivables and inventories. The $28.4 million increase in current liabilities is substantially due to increases in trade payables, accrued expenses and other liabilities and short-term borrowings.

The Company anticipates capital expenditures in 2005 of approximately $13 million. The major planned expenditures include a plant expansion at one of the housing manufacturing facilities to provide increased capacity. The balance of the planned capital expenditures for 2005 will be for purchase or replacement of machinery and equipment and transportation equipment to be used in the ordinary course of business. The Company plans to finance these expenditures with funds generated from operating cash flows.

Principal Contractual Obligations and Commercial Commitments

The Company’s future contractual obligations for agreements with initial terms greater than one year are summarized as follows (in thousands):

                                          Payment Period
                                          --------------

                    2005      2006      2007      2008      2009   Thereafter
                    ----      ----      ----      ----      ----   ----------

Credit facility
  borrowings     $10,000.0  $   -     $   -     $   -     $   -     $   -
Long-term debt     2,194.7   2,145.0   2,510.6   2,212.1   5,650.1   2,425.7
Operating leases     831.0     797.2     708.2     525.1     521.0     968.9

The Company’s commercial commitments, along with the expected expiration period of the commitment, is summarized as follows (in thousands):

                                                 Amount of Commitment
                                                Expiration Per Period
                                   Total        ---------------------
                                  Amounts      Less Than   In Excess of
                                 Committed      One Year     One Year
                                 ---------      --------     --------
Letters of credit               $  2,950.0    $  2,950.0    $   -
Guarantees                        21,488.9      19,239.7      2,249.2
Standby repurchase obligations   302,094.6     297,586.3      4,508.3
Chassis pool obligations          29,669.0      29,669.0        -
Financing obligation               3,200.0       3,200.0        -

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

Investments — The Company regularly reviews its investment portfolio for any unrealized losses that would be deemed other-than-temporary and require the recognition of an impairment loss in earnings. The Company recognizes other-than-temporary losses for investments when cost has exceeded fair market value for nine or more months. At December 31, 2004 and 2003, there were unrealized losses of $355,500 and $457,800, respectively, that were considered other-than-temporary.

Impairment of Goodwill – Indefinite-Lived Intangibles — The Company evaluates the carrying amounts of goodwill and indefinite-lived intangible assets annually to determine if they may be impaired. If the carrying amounts of the assets are not recoverable based upon discounted cash flow analysis, they are reduced by the estimated shortfall of fair value compared to the recorded value. The Company completed the annually required valuation process and no impairment losses were recognized in 2004. However, should actual results or changes in future expectations differ from those projected by management, goodwill impairment may be required and may be material.

Warranty Reserves — The Company provides customers of its products with a warranty covering defects in material or workmanship for periods generally ranging from one to two years in length and up to ten years on certain structural components. The Company records a liability based on its estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. Average per unit costs are estimated based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. Warranty expense totaled $22.2 million, $16.5 million and $16.6 million in 2004,

2003 and 2002, respectively. Accrued liabilities for warranty expense at December 31, 2004 and 2003 were $10.1 million and $8.7 million, respectively.

Litigation and Product Liability Reserves — At December 31, 2004 the Company had reserves for certain other loss exposures, such as product liability ($2.9 million) and litigation ($0.5 million) (see Note 12 of Notes to Consolidated Financial Statements). The Company’s litigation reserve is determined based on an individual case evaluation process. The Company’s estimated loss reserves for product liability are determined using loss triangles established by the Company’s management reflecting historical claims incurred by the Company. While the Company believes this method to be consistent and appropriate, changes in estimates based on historical trends could materially affect the Company’s recorded liabilities for loss.

New and Pending Accounting Policies

(See New Accounting Pronouncements in Note 1 of Notes to Consolidated Financial Statements.)

Forward-Looking Statements

This Annual Report contains certain statements that are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management’s expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks and uncertainties, and are dependent on various factors, many of which are outside the control of the Company. These uncertainties and other factors include, but are not limited to, the potential fluctuations in the Company’s operating results; the availability for floor plan financing for the Company’s recreational vehicle dealers and corresponding availability of cash to the Company; the condition of the telecommunications industry which purchases system-built structures; the impact of performance on the valuation of intangible assets; the availability and price of gasoline and diesel fuel, which can impact the sale of recreational vehicles; the Company’s dependence on chassis and appliance suppliers, which are used in the production of many of the Company’s recreational vehicle products; interest rates, which affect the affordability of the Company’s products; the availability and cost of real estate for residential housing; the ability of the Housing and Building Segment to perform in new market segments where it has limited experience; potential liabilities under repurchase agreements and guarantees; changing government regulations, such as those covering accounting standards; environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability; legislation governing the relationships of the Company with its recreational vehicle dealers, which may affect the Company’s options and liabilities in the event of a general economic downturn; the impact of consumer confidence and economic uncertainty on high-cost discretionary product purchases, which can hinder the sales of recreational vehicles; the demand for commercial structures in the various industries that the Housing and Building Segment serves; uncertainties related to the launch of a new brand product line of recreational vehicles; consolidation of distribution channels in the recreational vehicle industry; and also on the state of the recreational vehicle and housing industries in the United States. Other factors affecting forward-looking statements include the cyclical and seasonal nature of the Company’s businesses, uncertainties related to the launch of a new brand product line of recreational vehicles and regarding the Coleman trademark license for recreational vehicles, consolidation of distribution channels in the recreational vehicle industry, adverse weather conditions affecting home deliveries, changes in property taxes and energy costs, changes in federal income tax laws and federal mortgage financing programs, changes in public policy, competition in these industries, the Company’s ability to maintain or increase gross margins which are critical to profitability whether there are or are not increased sales, further developments in the war on terrorism and related international crises, oil supplies and other risks and uncertainties. In addition, investors should be aware that generally accepted accounting principles prescribe when a company must disclose or reserve for particular risks, including litigation exposure. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain accounting periods. The foregoing lists are not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. Throughout 2004, the Company utilized its revolving credit facility to meet short-term working capital needs. The Company had $10 million outstanding against the revolving credit facility on December 31, 2004. In addition, on December 30, 2004, the Company entered into an Amendment to the Credit Agreement. The December amendment provided for a one-time short-term loan to the Company of $10 million. At December 31, 2004, there was $10 million outstanding on this loan. In 2003, the Company periodically utilized its credit facility to meet short-term working capital needs and these borrowings were typically repaid in the near-term. The Company had borrowings of $5.0 million outstanding against its credit facility at December 31, 2003. The Company did not utilize its credit facility in 2002. Accordingly, changes in interest rates would impact both the Company’s short and long-term debt. At December 31, 2004, the Company had $17.1 million of long-term debt, including current maturities. Long-term debt consists mainly of industrial development revenue bonds of approximately $9.2 million and $7.2 million outstanding related to a term loan. In January of 2003, the Company entered into various interest rate swap agreements that became effective beginning in October of 2003. These swap agreements, which are designated as cash flow hedges for accounting purposes, effectively convert a portion of the Company’s variable-rate borrowings to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. The fair value of the Company’s interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. A cumulative loss of $96,000, net of taxes, attributable to changes in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive income (loss) as of December 31, 2004. If in the future the interest rate swap agreements were determined to be ineffective or were terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive income (loss). At December 31, 2004, the Company had four interest rate swap agreements with notional amounts of $1.8 million, $350,000, $3.4 million, and $2.0 million, respectively, that were used to convert the variable interest rates on certain industrial development revenue bonds to fixed rates. In accordance with the terms of the swap agreements, the Company pays 3.39%, 3.12%, 3.71%, and 3.36% interest rates, respectively, and receives the Bond Market Association Index (BMA), calculated on the notional amounts, with net receipts or payments being recognized as adjustments to interest expense.

At December 31, 2004, the Company had $1.7 million invested in marketable securities. The Company’s marketable securities consist of public utility preferred stocks which typically pay quarterly fixed rate dividends. These financial instruments are subject to market risk in that available energy supplies and changes in available interest rates would impact the market value of the preferred stocks. As discussed in Note 1 of Notes to Consolidated Financial Statements, the Company utilizes U.S. Treasury bond futures options as a protection against the impact of increases in interest rates on the fair value of the Company’s investments in these fixed rate preferred stocks. Outstanding options are marked to market with market value changes recognized in current earnings. The U.S. Treasury bond futures options generally have terms ranging from 90 to 180 days. Based on the Company’s overall interest rate exposure at December 31, 2004, including variable or floating rate debt and derivatives used to hedge the fair value of fixed rate preferred stocks, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of December 31, 2004, would have no material impact on earnings, cash flows or fair values of interest rate risk-sensitive instruments over a one-year period.

Item 8. Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Coachmen Industries, Inc.

We have audited the accompanying consolidated balance sheets of Coachmen Industries, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coachmen Industries, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Grand Rapids, Michigan
March 4, 2005

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

Board of Directors and Shareholders
Coachmen Industries, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Coachmen Industries, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Coachmen Industries, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Coachmen Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coachmen Industries, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Coachmen Industries, Inc. and subsidiaries and our report dated March 4, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Grand Rapids, MI
March 4, 2005

Coachmen Industries, Inc. and Subsidiaries

Consolidated Balance Sheets
as of December 31
(in thousands)

Assets
                                                 2004           2003
                                                 ----           ----
CURRENT ASSETS
  Cash and temporary cash investments          $ 14,992       $  6,408
  Marketable securities                           1,747          5,667
  Trade receivables, less allowance for
   doubtful receivables 2004 - $919 and
   2003 - $1,208                                 58,805         46,232
  Other receivables                               4,209          1,906
  Refundable income taxes                           244            642
  Inventories                                   136,088        101,100
  Prepaid expenses and other                      4,144          4,622
  Deferred income taxes                           6,014          5,959
                                               --------       --------

    Total current assets                        226,243        172,536

Property, plant and equipment, net               82,351         79,225
Goodwill                                         18,132         18,954
Cash value of life insurance, net of loans       25,162         36,506
Real estate held for sale                            60            -
Other                                             5,775          3,467
                                               --------       --------

    TOTAL ASSETS                               $357,723       $310,688
                                               ========       ========

Liabilities and Shareholders' Equity

CURRENT LIABILITIES
  Accounts payable, trade                      $ 33,805       $ 30,486
  Accrued income taxes                            2,479          2,511
  Accrued expenses and other liabilities         39,466         37,586
  Floor plan notes payable                        6,986            -
  Short-term borrowings and current
   maturities of long-term debt                  22,195          5,990
                                               --------       --------

    Total current liabilities                   104,931         76,573

Long-term debt                                   14,943          9,419
Deferred income taxes                             3,512          4,089
Postretirement deferred compensation benefits     9,724          9,172
Other                                               195            284
                                               --------       --------

    Total liabilities                           133,305         99,537
                                               --------       --------

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY
  Common shares, without par value: authorized
   60,000 shares; issued 2004 - 21,108
   shares and 2003 - 21,086 shares               91,850         91,539
  Additional paid-in capital                      8,894          7,616
  Retained earnings                             184,284        172,700
  Treasury shares, at cost, 2004 - 5,384
    shares and 2003 - 5,533 shares              (59,002)       (59,858)
  Unearned compensation                          (1,700)        (1,136)
  Accumulated other comprehensive income             92            290
                                               --------       --------

    Total shareholders' equity                  224,418        211,151
                                               --------       --------

    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                     $357,723       $310,688
                                               ========       ========

See Notes to Consolidated Financial Statements.

Coachmen Industries, Inc. and Subsidiaries

Consolidated Statements of Income
for the years ended December 31
(in thousands, except per share amounts)

                                            2004          2003         2002
                                            ----          ----         ----

Net sales                                 $865,144      $698,376     $651,028
Cost of sales                              740,525       596,308      554,173
                                          --------      --------     --------

    Gross profit                           124,619       102,068       96,855
                                          --------      --------     --------

Operating expenses:
  Delivery                                  41,569        33,814       30,324
  Selling                                   31,523        25,811       22,752
  General and administrative                34,221        32,526       31,210
  Gain on sale of properties, net           (1,754)         (471)      (2,342)
                                          --------      --------     --------
                                           105,559        91,680       81,944
                                          --------      --------     --------

    Operating income                        19,060        10,388       14,911
                                          --------      --------     --------

Nonoperating (income) expense:
  Interest expense                           2,199         1,332        1,476
  Investment income                         (2,394)       (1,045)        (463)
  Other (income) expense, net                 (378)         (344)        (630)
                                          --------      --------     --------
                                              (573)          (57)         383
                                          --------      --------     --------

    Income from continuing operations
    before income taxes                     19,633        10,445       14,528

Income taxes                                 6,208         3,526        4,909
                                          --------      --------     --------

    Net income from continuing operations   13,425         6,919        9,619

Discontinued operations
  Income from operations of
   discontinued entity (net of taxes of
   $82, $230, and $158, respectively)          174           446          310
  Gain on sale of assets of discontinued
   entity (net of taxes of $816)             1,735             -            -
                                          --------      --------     --------
    Income from discontinued operations      1,909           446          310

    Net Income                            $ 15,334      $  7,365     $  9,929
                                          ========      ========     ========

Earnings per share - Basic
    Continuing operations                 $    .87      $    .45     $    .60
    Discontinued operations                    .12           .03          .02
                                               ---           ---          ---
      Net earnings per share                   .99           .48          .62
Earnings per share - Diluted
    Continuing operations                      .87           .45          .60
    Discontinued operations                    .12           .03          .02
                                               ---           ---          ---
      Net earnings per share                   .99           .48          .62

Number of common shares used in the
computation of earnings per share:
    Basic                                   15,483        15,437       15,996
    Diluted                                 15,551        15,487       16,107

See Notes to Consolidated Financial Statements.

Coachmen Industries, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity
for the years ended December 31, 2004, 2003 and 2002
(in thousands, except per share amounts)

                                                                        Additional
                                    Comprehensive       Common Shares     Paid-In    Retained
                                    Income(Loss)      Number       Amount      Capital     Earnings
                                    ------------      ------       ------      -------     --------
Balance at January 1, 2002                            21,046    $  91,072   $   5,755    $ 162,646
  Net income                          $   9,929         --          --           --          9,929
  Reduction in unrealized losses on
    securities net of taxes of $105         270         --          --           --           --
                                      ---------
  Total comprehensive income          $  10,199
                                      =========

  Issuance of common shares upon
    the exercise of stock options
    net of tax benefit of $121                          --          --           (222)        --
  Issuance of common shares under
    employee stock purchase plan                          16         211         --           --
  Issuance of common shares from
    treasury                                            --           --           600         --
  Acquisition of common shares
    for treasury                                        --           --          --           --
  Cash dividends of $.22 per
    common share                                        --           --          --         (3,521)
                                                   ---------    ---------    --------     --------
Balance at December 31, 2002                          21,062       91,283       6,133      169,054
                                                   ---------    ---------    --------     --------

  Net income                          $   7,365         --          --           --          7,365
  Net unrealized gain on securities
    net of taxes of $681                  1,111         --          --           --           --
 Net unrealized loss on cash flow
    hedges net of taxes of $98             (160)        --          --           --           --
                                     ---------
  Total comprehensive income          $   8,316
                                      =========
  Issuance of common shares upon
    the exercise of stock options
    net of tax benefit of $37                           --          --           112          --
  Issuance of common shares under
    employee stock purchase plan                          24          256        --           --
  Issuance of common shares from
    treasury                                            --          --         1,371          --
  Acquisition of common shares
    for treasury                                        --          --           --           --
  Cash dividends of $.24 per
    common share                                        --          --           --         (3,719)
                                                   ---------   ---------    ---------    ---------
Balance at December 31, 2003                          21,086      91,539        7,616      172,700
                                                   ---------   ---------    ---------    ---------
Comprehensive Income - 2004
  Net income                          $  15,334         --          --           --         15,334
  Net unrealized loss on
    securities net of taxes of $160        (262)        --          --           --           --
 Net unrealized gain on
    cash flow hedges net of
    taxes of $39                             64         --          --           --           --
                                     ---------
  Total comprehensive income          $  15,136
                                      =========
  Issuance of common shares upon
    the exercise of stock options
    net of tax benefit of $46                           --           --           250         --
  Issuance of common shares under
    employee stock purchase plan                          22         311         --           --
  Issuance of common shares from
    treasury                                            --           --         1,028         --
  Cash dividends of $.24 per
    common share                                        --           --          --         (3,750)
                                                   ---------   ---------    ---------    ---------
Balance at December 31, 2004                          21,108   $  91,850    $   8,894    $ 184,284
                                                   =========   =========    =========    =========

                                                                               Accumulated
                                                                                  Other            Total
                                         Treasury Shares         Unearned      Comprehansive    Shareholders'
                                         Number     Amount     Compensation      Income(Loss)      Equity
                                         ------     ------     ------------      ------------      ------

 Balance at January 1, 2002               (5,110) $(49,902)         --              $(931)       $208,640
  Net income                                --        --            --                --            9,929
  Reduction in unrealized losses on
    securities net of taxes of $105         --        --            --                270             270
  Total comprehensive income
  Issuance of common shares upon
    the exercise of stock options
    net of tax benefit of $121               164     1,044          --                --              822
  Issuance of common shares under
    employee stock purchase plan            --        --            --                --              211
  Issuance of common shares from
    treasury                                  58       332          --                --              932
  Acquisition of common shares
    for treasury                            (507)   (7,857)         --                --           (7,857)
  Cash dividends of $.22 per
    common share                            --        --            --                --           (3,521)
                                       --------- ---------        ------            -----        --------
Balance at December 31, 2002              (5,395)  (56,383)         --               (661)        209,426
                                       --------- ---------        ------            -----        --------

  Net income                                --        --            --                --            7,365
  Net unrealized gain on securities
    net of taxes of $681                    --        --            --               1,111          1,111
  Net unrealized loss on cash flow
    hedges net of taxes of $98              --        --            --                (160)          (160)
  Total comprehensive income
  Issuance of common shares upon
    the exercise of stock options
    net of tax benefit of $37                 25       143          --                --              255
  Issuance of common shares under
    employee stock purchase plan            --        --            --                --              256
  Issuance of common shares from
    treasury                                 130         736      $(1,136)            --              971
  Acquisition of common shares
    for treasury                            (293)     (4,354)         --              --           (4,354)
  Cash dividends of $.24 per
    common share                            --        --            --                --           (3,719)
                                       ---------   ---------     --------             ------       --------
Balance at December 31, 2003              (5,533)    (59,858)      (1,136)             290        211,151
                                       ---------   ---------     --------             ------       --------

Comprehensive Income - 2004
  Net income                                --        --            --                --           15,334
  Net unrealized loss on
    securities net of taxes of $160         --        --            --                (262)         (262)
  Net unrealized gain on
    cash flow hedges net of
    taxes of $39                            --        --            --                  64             64
  Total comprehensive income
 Issuance of common shares upon
    the exercise of stock options
    net of tax benefit of $46                34        199          --                --              449
  Issuance of common shares under
    employee stock purchase plan            --        --            --                --              311
  Issuance of common shares from
    treasury                                115        657         (564)              --            1,121
  Cash dividends of $.24 per
    common share                            --        --            --                --           (3,750)
                                       --------  ---------        -------           ------     ----------

Balance at December 31, 2004             (5,384)  $(59,002)       $(1,700)          $   92       $ 224,418
                                       ========   ========        =======           ======       =========

See Notes to Consolidated Financial Statements.

Coachmen Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
for the years ended December 31
(in thousands)

                                                      2004         2003       2002
                                                      ----         ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ 15,334     $  7,365   $  9,929
  Adjustments to reconcile net income to
    net cash provided by (used in) operating
    activities:
      Depreciation                                    9,402        9,678      9,927
      Provision for doubtful receivables                200          574        183
      Net realized and unrealized (gains)/losses on
        marketable securities and derivatives            93          (74)     1,048
      Gain on sale of properties and other assets,
        net of losses                                (4,305)        (471)    (2,343)
      Gain on sale of intangible assets              (1,550)        -          -
      Increase in cash surrender value of
        life insurance policies                      (1,074)      (2,055)    (1,472)
      Deferred income tax provision (benefit)          (892)         309      2,802
      Tax benefit from stock options exercised           46           37        121
      Other                                           2,696        2,170      1,529
      Changes in certain assets and liabilities, net
        of effects of acquisitions and dispositions:
          Trade receivables                         (15,076)     (17,732)    (5,245)
          Inventories                               (34,789)     (16,090)    (4,533)
          Prepaid expenses and other                    478         (210)       244
          Accounts payable, trade                     3,319       11,685       (143)
          Income taxes - accrued and refundable         366        3,525         91
          Accrued expenses and other liabilities      1,880       (2,270)     1,010
                                                    -------      -------    -------
              Net cash provided by (used in)
                operating activities                (22,322)      (3,559)    13,148
                                                    -------      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of marketable securities        3,629       30,975     32,157
  Proceeds from sale of properties and other assets   7,034        2,869     10,004
  Investments in marketable securities               (2,582)     (26,072)   (31,756)
  Purchases of property and equipment               (16,477)     (12,067)    (5,283)
  Other                                              (1,377)         902       (294)
                                                    -------      -------    -------
              Net cash provided by (used in)
                investing activities                 (9,773)      (3,393)     4,828
                                                    -------      -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings                39,938       32,000       -
  Payments of short-term borrowings                 (17,952)     (27,000)      -
  Proceeds from long-term debt                        8,036          571       -
  Payments of long-term debt                         (1,307)      (1,161)      (919)
  Proceeds from borrowings on cash value of
    life insurance policies                          20,000
  Repay borrowings against cash value of life
    insurance policies                               (5,000)        -       (18,458)
  Issuance of common shares under stock
    incentive plans                                     714          474        912
  Cash dividends paid                                (3,750)      (3,719)    (3,521)
  Purchases of common shares for treasury              -          (4,354)    (7,857)
                                                    -------      -------    -------
              Net cash provided by (used in)
                financing activities                 40,679       (3,189)   (29,843)
                                                    -------      -------    -------

Coachmen Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows, Continued

                                                      2004         2003       2002
                                                      ----         ----       ----

Increase (decrease) in cash and temporary cash
  investments                                         8,584      (10,141)   (11,867)

CASH AND TEMPORARY CASH INVESTMENTS
  Beginning of year                                   6,408       16,549     28,416
                                                   --------     --------   --------

  End of year                                      $ 14,992     $  6,408   $ 16,549
                                                   ========     ========   ========

Supplemental disclosures of cash flow
  information:
    Cash paid during the year for:
      Interest                                     $  1,460     $  1,109   $ 1,153
      Income taxes                                    7,114        2,130     4,626

See Notes to Consolidated Financial Statements.

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES

Nature of Operations — Coachmen Industries, Inc. and its subsidiaries (the “Company”) manufacture a full array of recreational vehicles and system-built housing and buildings. Recreational vehicles are sold through a nationwide dealer network. The system-built products (single-family homes, multi-family dwellings, schools, offices, commercial facilities and specialized structures) are sold to builders/dealers or directly to the end user for certain specialized structures.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Coachmen Industries, Inc. and its subsidiaries, all of which are wholly or majority owned. All intercompany transactions have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition — For the Recreational Vehicle Segment, the shipping terms are free on board (“FOB”) shipping point and title and risk of ownership are transferred to the independent dealers at that time. Accordingly, sales are recognized as revenue at the time the products are shipped. For the Housing and Building Segment, the shipping terms are generally FOB destination. Title and risk of ownership are transferred when the Company completes installation of the product. The Company recognizes the revenue at the time delivery and installation are completed. Revenue from final set-up procedures, which are perfunctory, is deferred and recognized when such set-up procedures are completed.

Cash Flows and Noncash Activities — For purposes of the consolidated statements of cash flows, cash and temporary cash investments include cash, cash investments and any highly liquid investments purchased with original maturities of three months or less.

          Noncash investing and financing activities are as follows (in thousands):

                                                                  2004         2003        2002
                                                                  ----         ----        ----
      Issuance of common shares, at market
         value, in lieu of cash compensation                     $1,121     $   991     $   932
      Note receivable received in connection with the sale of
         certain assets (see also Note 11)                        1,000           -            -
Concentrations of Credit Risk — Financial instruments that potentially subject the Company to credit risk consist primarily of cash and temporary cash investments and trade receivables.

At December 31, 2004 and 2003, cash and temporary cash investments invested in money market accounts and short-term bond funds was less than $0.1 million.

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued
The Company has a concentration of credit risk in the recreational vehicle industry, although there is no geographic concentration of credit risk. The Company performs ongoing credit evaluations of its customers’ financial condition and sales to its recreational vehicle dealers are generally subject to pre-approved dealer floor plan financing whereby the Company is paid upon delivery or shortly thereafter. The Company generally requires no collateral from its customers. Future credit losses are provided for currently through the allowance for doubtful receivables and actual credit losses are charged to the allowance when incurred.

Marketable Securities — Marketable securities consist of public utility preferred stocks which pay quarterly cash dividends. The preferred stocks are part of a dividend capture program whereby preferred stocks are bought and held for the purpose of capturing the preferred dividend. The securities are available to be sold after exceeding the minimum 45 or 90-day holding period required for favorable tax treatment and the proceeds are reinvested again in preferred stocks. The Company’s dividend capture program is designed to maximize dividend income which is 70% excludable from taxable income under the Internal Revenue Code and related state tax provisions. The Company accounts for its marketable securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Based on the Company’s intent to invest in the securities at least through the minimum holding period, the Company’s marketable securities at December 31, 2004 and 2003 are classified as available-for-sale and, accordingly, are carried at fair value with net unrealized appreciation (depreciation) recorded as a separate component of shareholders’ equity. The Company has previously concluded that certain marketable securities which had been in a loss position for nine or more months were other-than-temporarily impaired and the loss position on those securities were charged against earnings. At December 31, 2004 and 2003, there were unrealized losses of $355,500 and $457,800, respectively, that were considered other-than-temporary. The cost of securities sold is determined by the specific identification method and are classified as short-term marketable securities based on the intended holding period.

The cost, unrealized gains and losses, and market value of securities available for sale as of December 31, 2004 and 2003 are as follows (in thousands):

                                                         2004          2003
                                                         ----          ----
           Cost                                         $1,807        $5,399
           Recognized losses for other-than-
            temporary impairment                         (356)        (458)
           Unrealized gains                                296           726
           Unrealized losses                                 -             -
                                                        ------        ------

           Market value                                 $1,747        $5,667
                                                        ======        ======
The Company utilizes U.S. Treasury bond futures options to mitigate the impact of increases in interest rates on the fair value of the Company’s investments in marketable securities (fixed rate preferred stocks). The options are marked to market with market value changes recognized in the consolidated statements of income in the period of change. At December 31, 2004 and 2003, the carrying amounts of U.S. Treasury bond futures options, which are derivative instruments, aggregated $2,000 and $10,000 respectively.

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued
Investment income consists of the following for the years ended December 31 (in thousands):
                                                2004         2003        2002
                                                ----         ----        ----
     Interest income                           $  344       $  107      $  818
     Increase in cash value of life insurance
       policies                                 1,148        1,241           -
     Dividend income on
       preferred stocks                           770          415         839
     Net realized gains (losses) on sale of
       preferred stocks and bond funds            586         (342)       (920)
     Net realized gains (losses) on closed
       U.S. Treasury bond futures options         (55)          82        (240)
     Other than temporary unrealized losses on
       preferred stocks                          (390)        (458)          -
     Unrealized gains (losses) on open
       U.S. Treasury bond futures options          (9)           -         (34)
                                               ------       ------      ------

          Total                                $2,394       $1,045      $  463
                                               ======       ======      ======
Fair Value of Financial Instruments — The carrying amounts of cash and temporary cash investments, receivables and accounts payable approximated fair value as of December 31, 2004 and 2003, because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of December 31, 2004 and 2003, based upon terms and conditions currently available to the Company in comparison to terms and conditions of the existing long-term debt. The Company has investments in life insurance contracts principally to fund obligations under deferred compensation agreements (see Note 9). At December 31, 2004 and 2003, the carrying amount of life insurance policies, which equaled their fair value, was $25.2 million ($40.2 million, net of $15 million of policy loans) and $36.5 million, respectively.

As required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company adopted the requirements of SFAS No. 133 effective January 1, 2001. SFAS No. 133, as amended by Statement No.‘s. 137 and 138, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company utilizes U.S. Treasury bond futures options, which are derivative instruments, and changes in market value are recognized in current earnings. The Company has also entered into various interest rate swap agreements to manage the economic risks associated with fluctuations in interest rates by converting a portion of the Company’s variable rate debt to a fixed rate basis, thus reducing the impact of changes in interest rates on future interest expense. These financial instruments have been designated as cash flow hedges, with changes in fair value being included as a component of other comprehensive income (loss) within shareholders’ equity. Hedge effectiveness is evaluated by the hypothetical derivative method and any hedge ineffectiveness is reported as interest expense. Hedge ineffectiveness was not material in 2004 or 2003.

Inventories — Inventories are valued at the lower of cost (first-in, first-out method) or market.

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued

Property, Plant and Equipment — Property, plant and equipment are carried at cost less accumulated depreciation. Amortization of assets held under capital leases is included in depreciation and amortized over the estimated useful life of the asset. Depreciation is computed using the straight-line method on the costs of the assets, at rates based on their estimated useful lives as follows:

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

Evaluation of Impairment of Long-Lived Assets — In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which revised the standard for accounting for goodwill and other intangible assets. Statement No. 142 requires that goodwill and indefinite lived identifiable intangible assets no longer be amortized, but be tested for impairment at least annually based on their estimated fair market values. Any impairment of goodwill must be recognized currently as a charge to earnings in the financial statements. The provisions for SFAS No. 142 became effective on January 1, 2002 and required full implementation of the impairment measurement provisions by December 31, 2002. The Company completed its initial impairment analysis under SFAS No. 142 in June 2002 and performed its annual impairment analyses as of October 31, thereafter. Based on the estimated fair values of the Company’s reporting units using a discounted cash flows valuation, no goodwill for any unit was evaluated as impaired. Effective January 1, 2002, the Company discontinued recording goodwill amortization expense.

The Company periodically reviews its long-lived assets and finite-lived intangible assets for impairment and assesses whether significant events, changes in business circumstances or economic trends indicate that the carrying value of the assets may not be recoverable. An impairment loss, equal to the difference between carrying value and fair value, is recognized after an indicator of impairment has occurred. Such an indicator would be when the carrying amount of an asset exceeds the anticipated undiscounted future cash flows expected to result from use of the asset or a decision is made to dispose of the asset.

Warranty Expense — The Company offers to its customers a variety of warranties on its products ranging from 1 to 2 years in length and up to ten years on certain structural components. Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. Estimated costs are based upon past warranty claims and sales history and adjusted as required to reflect actual costs incurred, as information becomes available. Warranty expense totaled $22.2 million, $16.5 million and $16.6 million in 2004, 2003 and 2002, respectively.

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued
Changes in the Company’s warranty liability during the years ended December 31, 2004 and 2003 were as follows (in thousands):

                                                         2004      2003
                                                           ----      ----

     Balance of accrued warranty at January 1            $ 8,658    $ 8,796

     Warranties issued during the period and
      changes in liability for pre-existing warranties    22,189     16,467

     Cash settlements made during the period             (20,707)   (16,605)
                                                         -------    -------

     Balance of accrued warranty at December 31          $10,140    $ 8,658
                                                         =======    =======
Stock-Based Compensation — On March 1, 2003, the Company adopted the Performance Based Restricted Stock Plan initiated to motivate and reward participants for superior achievement of the Company’s pre-established long-term financial performance goals. This new plan, effective as of January 1, 2003, utilizes variable plan accounting, meaning that the cost of the awards are expensed over the vesting period based upon the fair value of the estimated shares to be earned at the end of the vesting period.

The following table summarizes, by plan year, the number of contingent shares awarded, forfeited and the remaining contingent shares outstanding as of December 31, 2004:

                                                            Plan Year
                                                         2004         2003
                                                         ----         ----
     Contingent shares awarded                          99,600       88,500

     Shares forfeited                                    2,400       16,590
                                                        ------       ------

     Contingent shares outstanding
      as of December 31, 2004                           97,200       71,910
                                                        ======       ======
The exact number of shares that each employee will receive is dependent on the Company’s performance, with respect to net income, over a three-year period. The amount expensed during the years ended December 31, 2004 and 2003 was $871,000 and $523,000, respectively.

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

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued
Had the Company adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s pro forma net income and net income per share would have been:

                                           2004         2003         2002
                                           ----         ----         ----
      Net income, as reported            $15,334      $ 7,365      $ 9,929

      Add: Stock-based compensation expense
       under variable plan included in
       reporting net income, net of taxes    584          347           -

      Deduct: Total stock-based employee
       compensation expense determined under
       fair value based method for all awards,
       net of taxes                         (739)        (943)        (517)
                                          -------      -------      -------

      Pro forma net income               $15,179      $ 6,769      $ 9,412
                                         =======      =======      =======

      Earnings per share:

        Basic - as reported                  .99          .48          .62
        Basic - pro forma                    .98          .44          .59

        Diluted - as reported                .99          .48          .62
        Diluted - pro forma                  .98          .44          .58
The pro forma amounts and the weighted-average grant-date fair-value of options granted were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                            2004         2003         2002
                                            ----         ----         ----
      Risk free interest rate               3.05%        3.05%        3.68%
      Expected life                         4.00 years   4.00 years   4.00 years
      Expected volatility                   49.3%        49.4%        48.6%
      Expected dividends                     1.5%         1.8%         1.4%
New Accounting Pronouncements — On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005 for the Company. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued

2.

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The company is still evaluating the adoption alternatives available to adopt Statement 123(R). The available options are (a) modified-prospective method, (b) the modified-retrospective method, restating all prior periods or (c) the modified-retrospective method, restating only the prior interim periods of 2005.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25‘s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)‘s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share as previously noted. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Research and Development Expenses — Research and development expenses charged to operations were approximately $8,040,000; $7,220,000; and $6,370,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Shipping and Handling Costs — The Company records freight billed to customers as sales. Costs incurred related to shipping and handling of products are reported as delivery expense in operating expenses.

Comprehensive Income (Loss) — Comprehensive income (loss) represents net earnings and any revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of shareholders’ equity. The components of accumulated other comprehensive income (loss) are as follows (in thousands):

                                                         Unrealized     Accumulated
                                        Unrealized      Gains(Losses)      Other
                                        Gains(Losses)   on Cash Flow   Comprehensive
                                        on Securities      Hedges       Income(Loss)
                                        -------------      ------       ------------
   Balances at January 1, 2002            $ (931)         $   -           $ (931)
   Other comprehensive income (loss)         270              -              270
                                          ------          ------          ------

   Balances at December 31, 2002            (661)             -             (661)
   Other comprehensive income (loss)       1,111            (160)            951
                                          ------          ------          ------

   Balances at December 31, 2003             450            (160)            290
   Other comprehensive income (loss)        (262)             64            (198)
                                          ------          ------          ------

   Balances at December 31, 2004          $  188          $  (96)         $   92
                                          ======          ======          ======

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued
Volume-Based Sales and Dealer Incentives — The Company nets certain dealer incentives, including volume-based bonuses, interest reimbursements and other rebates, against revenue in accordance with EITF 00-22 and EITF 01-09.

Income Taxes — The Company recognizes income tax expense in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are established for the expected future tax consequences of events that have been included in the financial statements or tax returns using enacted tax rates in effect for the years in which the differences are expected to reverse and are subject to ongoing assessment of realizability. Deferred income tax expense (benefit) represents the change in net deferred tax assets and liabilities during the year.

2.	SEGMENT INFORMATION
The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting, which disaggregates its business by product category. The Company’s two reportable segments are recreational vehicles, including related parts and supplies, and housing and building. The Company evaluates the performance of its segments and allocates resources to them based on performance. The accounting policies of the segments are the same as those described in Note 1 and there are no inter-segment revenues. During 2004, management adjusted its method for allocating corporate expenses to better reflect the actual use of corporate resources by the divisions. Historically, corporate expenses were allocated based on revenues. The new methodology allocates the expenses based on three dimensions: revenues, subsidiary structure and number of employees. The segment data presented below has been adjusted to reflect this change in corporate expense allocation. In addition, the recreational vehicle data excludes the results of the discontinued operation (see Note 11). Differences between reported segment amounts and corresponding consolidated totals represent corporate income or expenses for administrative functions and income, costs or expenses relating to property and equipment that are not allocated to segments.

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

2.	SEGMENT INFORMATION, Continued.
The table below presents information about segments, including product class information within the Recreational Vehicle Segment, used by the chief operating decision maker of the Company for the years ended December 31 (in thousands):

                                             2004          2003          2002
                                             ----          ----          ----
    Net sales:
      Recreational vehicles
         Motorhomes                        $422,631      $304,625      $263,749
         Travel trailers
           and fifth wheels                 143,697       135,536       119,053
         Camping trailers                    22,866        17,543        21,693
         Truck campers                            4            13            11
         Parts and supplies                  17,079        17,692        16,878
                                           --------      --------      --------

          Total recreational vehicles       606,277       475,409       421,384

      Housing and buildings                 258,867       222,967       229,644
                                           --------      --------      --------

          Consolidated total               $865,144      $698,376      $651,028
                                           ========      ========      ========

    Gross profit
      Recreational vehicle                 $ 60,070      $ 45,148      $ 41,702
      Housing and building                   64,369        56,971        55,337
      Other reconciling items                   180           (51)         (184)
                                           --------      --------      --------
         Total                             $124,619      $102,068      $ 96,855
                                           ========      ========      ========

    Operating expenses
      Recreational vehicle                 $ 48,685      $ 41,409      $ 36,331
      Housing and building                   56,357        49,629        45,157
      Other reconciling items                   517           642           456
                                           --------      --------      --------
         Total                             $105,559      $ 91,680      $ 81,944
                                           ========      ========      ========

     Operating income/(loss)
       Recreational vehicle                $ 11,385      $  3,739      $  5,371
       Housing and building                   8,012         7,342        10,180
       Other reconciling items                 (337)         (693)         (640)
                                           --------      --------      --------
         Total                             $ 19,060      $ 10,388      $ 14,911
                                           ========      ========      ========

    Pre-tax income/(loss) from
    continuing operations
      Recreational vehicle                 $ 11,614      $  3,784      $  5,015
      Housing and building                    8,315         7,281         9,944
      Other reconciling items                  (296)         (620)         (431)
                                           --------      --------      --------
         Total                             $ 19,633      $ 10,445      $ 14,528
                                           ========      ========      ========

    Total assets
      Recreational vehicles                $174,101      $126,157      $ 93,571
      Housing and buildings                 111,099       105,056        97,765
      Other reconciling items                72,523        79,475       101,859
                                           --------      --------      --------
         Total                             $357,723      $310,688      $293,195
                                           ========      ========      ========

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

2.	SEGMENT INFORMATION, Continued.
The following specified amounts are included in the measure of segment pretax income or loss reviewed by the chief operating decision maker (in thousands):

                                             2004          2003          2002
                                             ----          ----          ----
    Interest expense:
         Recreational vehicles             $    136      $    277      $    299
         Housing and buildings                  323           227           528
         Other reconciling items              1,740           828           649
                                           --------      --------      --------

           Consolidated total              $  2,199      $  1,332      $  1,476
                                           ========      ========      ========

    Depreciation:
         Recreational vehicles             $  3,477      $  2,869      $  2,737
         Housing and buildings                4,181         4,268         4,400
         Other reconciling items              1,744         2,541         2,790
                                           --------      --------      --------

           Consolidated total              $  9,402      $  9,678      $  9,927
                                           ========      ========      ========

3.     INVENTORIES.

        Inventories consist of the following (in thousands):

                                                      2004          2003
                                                      ----          ----
      Raw materials                                $ 39,524      $ 32,452
      Work in process                                21,173        15,256
      Improved lots                                   2,236         2,314
      Finished goods                                 73,155        51,078
                                                   --------      --------

        Total                                      $136,088      $101,100
                                                   ========      ========

4.     PROPERTY, PLANT AND EQUIPMENT.

        Property, plant and equipment consists of the following (in thousands):

                                                      2004          2003
                                                      ----          ----
      Land and improvements                        $ 15,671      $ 15,889
      Buildings and improvements                     78,359        76,250
      Machinery and equipment                        33,241        29,575
      Transportation equipment                       16,127        14,707
      Office furniture and fixtures                  20,311        19,252
                                                   --------      --------

        Total                                       163,709       155,673
      Less, accumulated depreciation                 81,358        76,448
                                                   --------      --------

        Property, plant and equipment, net         $ 82,351      $ 79,225
                                                   ========      ========

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

5.	SHORT-TERM BORROWINGS.
The Company maintains a Revolving Credit Facility that provides an unsecured line of credit aggregating $35 million through June 30, 2006. As of December 31, 2004, the Company had borrowings outstanding on this facility of $10.0 million and outstanding letters of credit of $3.0 million. Borrowings under the new Credit Facility bear interest equal to: (i) a eurodollar rate plus an applicable margin of 1.5% to 2.0%, or (ii) a floating rate, for any day, equal to the greater of the prime rate or the federal funds effective rate plus ..5%. The effective interest rate at December 31, 2004 was 4.38%. The Company is also required to pay a facility fee of .25% of the daily unborrowed portion of the aggregate commitment.

On December 30, 2004, the Company entered into an Amendment to the Credit Agreement. The December amendment provided for a one-time short-term loan to the Company of $10 million. At December 31, 2004, there was $10 million outstanding on this loan. This loan bears interest at the prime rate and was due and paid in full on February 28, 2005.

The Credit Facility also contains customary affirmative and negative covenants including financial covenants requiring the maintenance of a specified consolidated current ratio, fixed charge coverage ratio, leverage ratio and a required minimum net worth.

At December 31, 2004, the new and used recreational vehicle inventory of the Company-owned dealership was pledged as collateral on floor plan notes aggregating $7.0 million. The interest rate on these floor plan notes is tiered based on the outstanding note balance. The effective rate at December 31, 2004 was 5.13%.

6.	LONG-TERM DEBT.

          Long-term debt consists of the following (in thousands):

                                                              2004         2003
                                                              ----         ----

      Term Loan, variable rate (4.5% at December 31,
       2004), maturities through 2009                       $ 7,188      $   -
      Obligations under industrial development revenue
       bonds, variable rates (effective weighted average
       interest rates of 2.1% and 3.1% at December 31,
       2004 and 2003, respectively), with various
       maturities through 2015                                9,200       10,065
      Obligations under Community Development Block
       Grants, fixed rates of 3.5% and 4.5% with various
       maturities through 2005                                    2           32
      Obligations under capital leases, interest imputed
       at rates ranging from 2.9% to 5.5%, with maturities
       through 2011                                             748          312
                                                            -------      -------

        Subtotal                                             17,138       10,409

      Less, current maturities of long-term debt              2,195          990
                                                            -------      -------

        Long-term debt                                      $14,943      $ 9,419
                                                            =======      =======
Principal maturities of long-term debt during the four fiscal years succeeding 2005 are as follows: 2006 — $2,145,000; 2007 — $2,511,000; 2008 — $2,212,000; 2009 — $5,650,000 and thereafter — $2,425,000.

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

6.	LONG-TERM DEBT, Continued.
In July 2004, the Company entered into an Amendment to the Credit Agreement, which provided for a term loan of $7.5 million, payable in monthly installments through July 2009. In connection with the industrial development revenue bond obligations, the Company obtained, as a credit enhancement for the bondholders, irrevocable letters of credit in favor of the bond trustees. Under the industrial revenue bond for the Mod-U-Kraf Homes manufacturing facility in Virginia , the issuer of the letter of credit holds a first lien and security interest on that facility. The agreements relating to these letters of credit contain, among other provisions, certain covenants relating to required amounts of working capital and net worth and the maintenance of certain required financial ratios. At December 31, 2004, the Company was in compliance with all related covenants.

In January of 2003, the Company entered into various interest rate swap agreements that became effective beginning in October of 2003. These swap agreements are designated as cash flow hedges under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are used to manage the economic risks associated with fluctuations in interest rates by converting a portion of the Company’s variable-rate debt to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the interest expense caption of the statements of income. Hedge ineffectiveness was not material in 2004 or 2003. The fair value of the Company’s interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. If, in the future, the interest rate swap agreements are determined to be ineffective hedges or are terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts on cash flow hedges included in accumulated other comprehensive income (loss) within shareholders’ equity.

At December 31, 2004, the Company had four interest rate swap agreements with notional amounts of $1.8 million, $350,000, $3.4 million, and $2.0 million, respectively, that were used to convert the variable interest rates on certain industrial development revenue bonds to fixed rates. In accordance with the terms of the swap agreements, the Company pays 3.39%, 3.12%, 3.71%, and 3.36% interest rates, respectively, and receives the Bond Market Association Index (BMA), calculated on the notional amounts, with net receipts or payments being recognized as adjustments to interest expense. The Company recorded a liability for the potential early settlement of these new swap agreements in the amount of $167,000 at December 31, 2004 and $267,000 at December 31, 2003. This exposure represents the fair value of the swap instruments and has been recorded in the balance sheets in accordance with SFAS No. 133 as a noncurrent liability. The effective portion of the cash flow hedge has been recorded, net of taxes, as a reduction of shareholders’ equity as a component of accumulated other comprehensive loss.

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

7.	ACCRUED EXPENSES AND OTHER LIABILITIES.

          Accrued expenses and other liabilities at year-end consist of the following (in thousands):

                                                              2004         2003
                                                              ----         ----

          Wages, salaries, bonuses and commissions           $ 5,366      $ 4,953
          Dealer incentives, including volume bonuses,
            dealer trips, interest reimbursement,
            co-op advertising and other rebates                5,119        3,839
          Warranty                                            10,140        8,658
          Insurance-products and general liability,
            workers compensation, group health and other       5,589        6,361
          Customer deposits and unearned revenues              7,340        7,000
          Other current liabilities                            5,912        6,775
                                                             -------      -------

           Total                                             $39,466      $37,586
                                                             =======      =======
8.	COMMON STOCK MATTERS AND EARNINGS PER SHARE.

Stock Option Plan

The Company has stock option plans, including the 2000 Omnibus Stock Incentive Program (the “2000 Plan”), which was approved by the shareholders on May 4, 2000. The 2000 Plan provides for an additional one million common shares to be reserved for grants under the Company’s stock option and award plans. The Company’s stock option plan provides for the granting of options to directors, officers and eligible key employees to purchase common shares. The 2000 Plan permits the issuance of either incentive stock options or nonqualified stock options. Stock Appreciation Rights (“SAR’s”) may be granted in tandem with stock options or independently of and without relation to options. There were no SAR’s outstanding at December 31, 2004 or 2003. The option price for incentive stock options shall be an amount of not less than 100% of the fair market value per share on the date of grant and the option price for nonqualified stock options shall be an amount of not less than 90% of the fair market value per share on the date the option is granted. No such options may be exercised during the first year after grant, and are exercisable cumulatively in four installments of 25% each year thereafter. Options have terms ranging from five to ten years.

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.	COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.

          The following table summarizes stock option activity (number of shares in thousands):

                                                                      Weighted-
                                                                       Average
                                                   Number             Exercise
                                                  of Shares             Price
                                                  ---------             -----
    Outstanding, January 1, 2002                    1,016              $13.84
      Granted                                         102               16.69
      Canceled                                       (135)              19.37
      Exercised                                      (267)               8.37
                                                    -----

    Outstanding, December 31, 2002                    716               15.74
      Granted                                          36               12.41
      Canceled                                       (180)              18.17
      Exercised                                       (26)               8.66
                                                    -----

    Outstanding, December 31, 2003                    546               15.05
      Granted                                          -                   -
      Canceled                                       (184)              20.52
      Exercised                                       (35)              12.21
                                                    -----

    Outstanding, December 31, 2004                    327              $12.26
                                                    =====
Options outstanding at December 31, 2004 are exercisable at prices ranging from $7.88 to $18.68 per share and have a weighted average remaining contractual life of 6.5 years. The following table summarizes information about stock options outstanding and exercisable at December 31, 2004 (in thousands):

                                      Options Outstanding       Options Exercisable
                                     Weighted-
                        Number        Average    Weighted-      Number      Weighted-
                   Outstanding at   Remaining    Average    Exercisable at  Average
      Range of       December 31,   Contractual  Exercise    December 31,   Exercise
   Exercise Price        2004          Life        Price         2004         Price
   --------------        ----          ----        -----         ----         -----
   $7.88 - $12.00         233           6.2       $10.61          201        $10.46
   12.01 -  17.00          82           7.2        16.12           39         16.29
   17.01 -  18.68          12           8.0        18.15            5         18.34
                          ---                                     ---
                          327                                     245
                          ===                                     ===
At December 31, 2003 and 2002 there were exercisable options to purchase 373,000 and 395,000 shares, respectively, at weighted-average exercise prices of $15.88 and $16.62, respectively. There were no options granted during 2004. The weighted-average grant-date fair value of options granted during the years ended December 31, 2003 and 2002 were $4.55 and $6.31, respectively. As of December 31, 2004, 1,194,000 shares were reserved for the granting of future stock options and awards, compared with 1,129,000 shares at December 31, 2003.

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.	COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.

Stock Award Programs

On October 19, 1998, the Board of Directors approved a Stock Award Program, which provided for the awarding to key employees of up to 109,000 shares of common stock from shares reserved under the Company’s stock option plan. This Stock Award Program expired December 31, 2002, therefore no shares were awarded, issued or canceled in 2004 or 2003. During the year ended December 31, 2002, no shares were awarded, 8,800 shares were issued and 300 shares were canceled. The shares under the stock award program were issued in four annual installments of 25% beginning one year from the date of grant. The Company recognized compensation expense over the term of the awards. No compensation expense was recognized for the years ended December 31, 2004 or 2003. During the year ended December 31, 2002, compensation expense of $196,000 was recognized.

The 2000 Plan also permits the granting of restricted and unrestricted stock awards to the Company’s key employees and non-employee directors. In accordance with the provisions of the 2000 Plan, the Board of Directors may grant shares of stock to eligible participants for services to the Company. Restricted shares vest over a period of time as determined by the Board of Directors and are granted at no cost to the recipient. For restricted shares that are not subject to pre-established Company performance objectives, compensation expense is recognized over the vesting period at an amount equal to the fair market value of the shares on the grant date. Compensation expense for discretionary unrestricted stock awards is recognized at date of grant. There were 17,900; 14,200 and 4,600 restricted non-contingent stock awards granted at a weighted-average per share grant-date fair value of $15.95, $14.98, and $18.68 in 2004, 2003 and 2002, respectively. Compensation expense of $148,700, $124,600, and $134,000 was recognized in the years ended December 31, 2004, 2003 and 2002, respectively.

On March 1, 2003, the Company adopted the Performance Based Restricted Stock Plan covering 115,000 shares of common stock per performance period for officers and other key employees. The purpose of the plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. There is also a requirement to forfeit the award upon certain terminations of employment, in cases other than death, disability or retirement. The plan, effective as of January 1, 2003, is accounted for in accordance with the variable plan accounting provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and therefore awards are expensed based upon the fair value of the estimated shares to be earned over the vesting period. The exact number of shares that each employee will receive is dependent on the Company’s performance, with respect to net income, over a three-year period. The weighted-average grant-date fair value was $16.65 and $11.18 in 2004 and 2003, respectively, for the shares awarded under the plan. The market value of the shares awarded is recognized as unearned compensation in the consolidated statements of shareholders’ equity and is amortized to operations over the vesting period. The Company amortized $871,300 and $523,400 to compensation expense for the years ended December 31, 2004 and 2003, respectively.

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.	COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.

The following table summarizes the activity of this program (in thousands):
                                                   Number
                                                  of Shares

    Outstanding, January 1, 2003                       -
      Granted                                      88,500
      Forfeited                                    (1,800)
                                                  -------

    Outstanding, December 31, 2003                 86,700
      Granted                                      99,600
      Forfeited                                   (17,190)
                                                  -------

    Outstanding, December 31, 2004                169,110
                                                  =======
Stock Purchase Plan

The Company has an employee stock purchase plan under which a total of 431,000 shares of the Company’s common stock are reserved for purchase by full-time employees through weekly payroll deductions. Shares of the Company’s common stock are purchased quarterly by the employees at a price equal to the lesser of 90% of the market price at the beginning or end of the quarter. As of December 31, 2004, there were 303 employees actively participating in the plan. Since its inception, a total of 390,000 shares have been purchased by employees under the plan. The Company sold to employees 21,600, 24,300 and 16,500 shares at weighted fair values of $14.48, $10.53 and $12.77 in 2004, 2003 and 2002, respectively. Certain restrictions in the plan limit the amount of payroll deductions an employee may make in any one quarter. There are also limitations as to the amount of ownership in the Company an employee may acquire under the plan.

Earnings Per Share
Basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and awards and shares held in deferred compensation plans. Basic and diluted earnings per share were calculated using the average shares as follows (in thousands):

                                                     2004         2003         2002
                                                     ----         ----         ----
     Numerator:
      Net income available
       to common stockholders                      $15,334      $ 7,365      $ 9,929

     Denominator:
      Number of shares outstanding, end of period:
       Common stock                                 15,724       15,553       15,667
       Effect of weighted average contingently
        liable shares outstanding during period       (172)         (77)          -
       Effect of weighted average shares
        outstanding during period                      (69)         (39)         329
                                                    ------       ------       ------
      Weighted average number of common
       shares used in basic EPS                     15,483       15,437       15,996
      Effect of dilutive securities
       Stock options and awards                         68           50          101
                                                    ------       ------       ------
       Deferred compensation plans                      -            -            10
      Weighted average number of common
       shares used in diluted EPS                   15,551       15,487       16,107
                                                    ======       ======       ======

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.	COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.

For the years ended December 31, 2004, 2003 and 2002, 85,400, 285,275 and 305,300 shares, respectively, of outstanding stock options were not included in the computation of diluted earnings per share because their exercise price was greater than the average market prices for the respective periods and their inclusion would have been antidilutive.

The sum of quarterly earnings per share may not equal year-to-date earnings per share due to rounding and changes in diluted potential common shares.

Shareholder Rights Plan

On October 21, 1999, the Company’s Board of Directors adopted a new shareholder rights plan to replace an existing rights plan that was due to expire on February 15, 2000. The new rights plan, which became effective January 12, 2000 (the “Record Date”), provides for a dividend distribution of one common share purchase right (the “Rights”) for each outstanding common share to each shareholder of record on the Record Date. The Rights will be represented by common share certificates and will not be exercisable or transferable apart from the common shares until the earlier to occur of (i) ten (10) business days following a public announcement that a person or group of persons (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding common shares or (ii) ten (10) business days following the commencement of (or announcement of an intention to make) a tender offer or exchange offer if, upon consummation thereof, such an Acquiring Person would be the beneficial owner of 20% or more of the outstanding common shares. Upon the occurrence of the certain events and after the Rights become exercisable, each right would entitle the rightholder (other than the Acquiring Person) to purchase one fully paid and nonassessable common share of the Company at a purchase price of $75 per share, subject to anti-dilutive adjustments. The Rights are nonvoting and expire February 1, 2010. At any time prior to a person or a group of persons becoming an Acquiring Person, the Company’s Board of Directors may redeem the Rights in whole, but not in part, at a purchase price $.01 per Right.

9.	COMPENSATION AND BENEFIT PLANS.

Incentive Compensation

The Company has incentive compensation plans for its officers and other key management personnel. The amounts charged to expense for the years ended December 31, 2004, 2003 and 2002 aggregated $3,516,000, $1,598,000, and $2,959,000, respectively.

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued.

9.	COMPENSATION AND BENEFIT PLANS, Continued.

Deferred Compensation

The Company has established a deferred compensation plan for executives and other key employees. The plan provides for benefit payments upon termination of employment, retirement, disability, or death. The Company recognizes the cost of this plan over the projected service lives of the participating employees based on the present value of the estimated future payment to be made. The plan is funded by insurance contracts on the lives of the participants. At December 31, 2004 and 2003, the carrying amount of these policies, which equaled their fair value, was $22,496,000 ($37,496,000, net of $15,000,000 of policy loans) and $35,117,000, respectively. The deferred compensation obligations, which aggregated $7,632,000 and $7,588,000 at December 31, 2004 and 2003, respectively, are included in other non-current liabilities, with the current portion ($372,000 and $364,000 at December 31, 2004 and 2003, respectively) included in other current liabilities.

In connection with the acquisitions of Miller Building Systems and Mod-U-Kraf Homes in 2000, the Company assumed obligations under existing deferred compensation agreements. During 2003, the trustees of the Miller plan elected to dissolve their plan and release the collateral to the five remaining participants in the plan. Liquidation of the Miller plan had no impact on earnings. The remaining liability recognized in the consolidated balance sheet related to Mod-U-Kraf aggregated $417,000 and $536,000 at December 31, 2004 and 2003, respectively. As part of the Mod-U-Kraf acquisition, the Company assumed ownership of life insurance contracts and trust accounts established for the benefit of participating executives. Such assets, which are valued at fair value, aggregated $60,000 and $58,000 at December 31, 2004 and 2003, respectively.

Supplemental Deferred Compensation

The Company has established a supplemental deferred compensation plan (Mirror Plan) for key employees as determined by the Board of Directors. The plan allows participants to defer compensation only after they had deferred the maximum allowable amount under the Company’s 401(k) Plan. The participants select certain mutual funds investments and Company stock whose performance is tracked by the Company. In addition, the Company matches a certain level of participant contributions that vests over a five-year period. Under the plan, the investments are not funded directly, including the matching contributions and investments in Company stock. Instead, the plan administrator tracks the performance of investments in mutual funds and Company stock as directed by the participant and a liability to the participants is recorded by the Corporation based on the performance of the phantom investments. Participant benefits are limited to the value of the vested benefits recorded on their behalf.

The Company has also established a supplemental deferred compensation plan (Executive Savings Plan) for certain key executive management as determined by the Board of Directors. This plan allows participants to defer compensation without regard to participation in the Company’s 401(k) plan. The participants select certain mutual funds investments and Company stock whose performance is tracked by the Company. In addition, the Company matches a certain level of participant contributions that vests after a five-year period. Under the plan, the investments are not funded directly, including the matching contributions and investments in Company stock. Instead, the plan administrator tracks the performance of investments in mutual funds and Company stock as directed by the participant and a liability to the participants is recorded by the Corporation based on the performance of the phantom investments. Participant benefits are limited to the value of the vested benefits recorded on their behalf. Liabilities recorded on the consolidated balance sheets related to these plans as of December 31, 2004 and 2003 are $2,190,000 and $1,523,000, respectively.

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.	COMPENSATION AND BENEFIT PLANS, Continued.

Employee Benefit Plans

The Company sponsors a retirement plan (the “Plan”), under Section 401(k) of the Internal Revenue Code (IRS) that covers all eligible employees. The Plan is a defined contribution plan and allows employees to make voluntary contributions up to 20% of annual compensation. Effective January 1, 2005, the Plan was amended to allow for voluntary contributions of up to 50% of annual compensation, not to exceed IRS limits. Under the Plan, the Company may make discretionary matching contributions on up to 6% of participants’ compensation. Expenses under the Plan aggregated $1,291,000, $1,291,000, and $1,296,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

10.	INCOME TAXES.

Income taxes (benefit) attributable to continuing operations are summarized as follows for the years ended December 31 (in thousands):

                                                   2004         2003         2002
                                                   ----         ----         ----
            Federal:
              Current                            $ 5,894      $ 2,824      $ 1,747
              Deferred                              (855)         285        2,581
                                                 -------      -------      -------

                                                   5,039        3,109        4,328
                                                 -------      -------      -------

            State:
              Current                              1,206          393          360
              Deferred                               (37)          24          221
                                                 -------      -------      -------

                                                   1,169          417          581
                                                 -------      -------      -------

                Total                            $ 6,208      $ 3,526      $ 4,909
                                                 =======      =======      =======
The following is a reconciliation of the provision for income taxes attributable to continuing operations computed at the federal statutory rate (35% in 2004 and 2003 and 34% in 2002) to the reported provision for income taxes (in thousands):

                                                   2004         2003         2002
                                                   ----         ----         ----
          Computed federal income tax
            at federal statutory rate            $ 6,872      $ 3,656      $ 4,940
          Changes resulting from:
            Increase in cash surrender
              value of life insurance
              contracts                             (395)        (434)        (389)
            Current year state income taxes,
              net of federal income tax benefit      461          279          305
            Preferred stock dividend
              exclusion                             (189)        (100)        (199)
            Extraterritorial income exclusion        (57)         (50)         (34)
          Decrease in federal tax reserves,
             net of additional state tax
             reserves                               (570)          -            -
            Other, net                                86          175          286
                                                 -------      -------      -------

                Total                            $ 6,208      $ 3,526      $ 4,909
                                                 =======      =======      =======

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

10.	INCOME TAXES, Continued.

For the year ended December 31, 2004, the effective tax rate was adversely impacted by the accrual of additional state income taxes as a result of state tax audits and the Company’s decision to participate in voluntary compliance programs of certain states. In addition, the effective tax rate was favorably affected in 2004 by the reversal of certain reserves for federal income taxes, which were no longer required since the statute of limitations expired or the risk of additional tax assessments was no longer probable.

The components of the net deferred tax assets (liabilities) are as follows (in thousands):
                                                          2004            2003
                                                          ----            ----
         Current deferred tax asset (liability):
            Accrued warranty expense                    $ 2,979         $ 3,277
            Accrued self-insurance                        1,991           1,355
            Inventories                                     572             544
            Receivables                                     365             459
            Prepaid Insurance                              (394)             -
            Other                                           501             324
                                                        -------         -------

         Net current deferred
             tax asset                                  $ 6,014         $ 5,959
                                                        =======         =======

         Noncurrent deferred tax asset (liability):
          Deferred compensation                         $ 3,721         $ 2,869
          Property and equipment and other
            real estate                                  (5,216)         (4,482)
          Intangible assets                              (2,361)         (2,263)
          Other                                             344            (213)
                                                        -------         -------

       Net noncurrent deferred
          tax liability                                 $(3,512)        $(4,089)
                                                        =======         =======
11.	DISCONTINUED OPERATIONS.

On December 31, 2004, the Company sold all operating assets of the Company-owned dealership located in North Carolina. The total sale price was $11.8 million, of which the Company received cash of $10.8 and a promissory note of $1 million. The promissory note is due in two annual payments, including interest at 4%. The sale resulted in a gain on sale of discontinued operations of $1.7 million, net of $.8 million in taxes. In accordance with SFAS No. 144, the dealership qualified as a separate component of the Company’s business and as a result, the operating results and the gain on the sale of assets have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation.

Net sales of the North Carolina dealership for the years ended December 31, 2004, 2003, and 2002 were $20.0 million, $12.8 million, and $14.2 million, respectively.

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

12.	COMMITMENTS AND CONTINGENCIES.

Lease Commitments

The Company leases various manufacturing and office facilities under non-cancelable agreements that expire at various dates through November 2011. Several of the leases contain renewal options and options to purchase and require the payment of property taxes, normal maintenance and insurance on the properties. Certain office and delivery equipment is also leased under non-cancelable agreements that expire at various dates through June 2010. The above-described leases are accounted for as operating leases.

Future minimum annual operating lease commitments at December 31, 2004 aggregated $4,351,000 and are payable during the next 5 years as follows: 2005 — $831,000, 2006 — $797,000, 2007 — $708,000, 2008 — $525,000, 2009 — $521,000 and $969,000 for years thereafter. Total rental expense for the years ended December 31, 2004, 2003 and 2002 aggregated $1,114,000, $1,057,000 and $1,118,000, respectively.

Obligation to Purchase Consigned Inventories

The Company obtains vehicle chassis for its recreational vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company’s various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until either assigned to a unit in the production process or 90 days have passed. At the earlier of these dates, the Company is obligated to purchase the chassis and it is recorded as inventory. At December 31, 2004 and 2003, chassis inventory, accounted for as consigned inventory, approximated $29.7 million and $11.6 million, respectively.

Repurchase Agreements

The Company was contingently liable at December 31, 2004 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company’s independent dealers in connection with their purchase of the Company’s recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer’s default. Products repurchased from dealers under these agreements are accounted for as a reduction in revenue at the time of repurchase. Although the estimated contingent liability approximates $298 million at December 31, 2004 ($238 million at December 31, 2003), the risk of loss resulting from these agreements is spread over the Company’s numerous dealers and is further reduced by the resale value of the products repurchased. Based on losses previously experienced under these obligations, the Company has established a reserve for estimated losses under repurchase agreements. At December 31, 2004 and 2003, $0.3 million was recorded as an accrual for estimated losses under repurchase agreements.

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

12.	COMMITMENTS AND CONTINGENCIES, Continued.

The Company was also contingently liable at December 31, 2004 to a financial institution on repurchase agreements in connection with financing provided by the institution to certain of the Company’s independent home builders in connection with their purchase of the Company’s housing products. This agreement, which began in 2004, provides for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a builder’s default. Products repurchased from builders under this agreement are accounted for as a reduction in revenue at the time of repurchase. Although the estimated contingent liability approximates $4.5 million at December 31, 2004, the risk of loss resulting from these agreements is spread over the Company’s numerous builders and is further reduced by the resale value of the products repurchased. The Company has evaluated the potential for losses under this agreement and has recorded an accrual of $0.1 million at December 31, 2004 for estimated losses under the repurchase agreement.

Corporate Guarantees

The Company was contingently liable under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $19.2 million at December 31, 2004, $4.6 million at December 31, 2003 and $0.9 million at December 31, 2002. During 2003, the Company entered into an agreement with a financial institution to form a private-label financing program to provide wholesale inventory financing to the Company’s dealers in the Recreational Vehicle Segment. The agreement provides for a preferred program that provides financing that is subject to the standard repurchase agreement described above. In addition, the agreement provides for a reserve pool whereby the financial institution makes available an aggregate line of credit not to exceed $40 million that will provide financing for dealers that may not otherwise qualify for credit approval under the preferred program. No dealer being provided financing from the reserve pool can receive an aggregate line of credit exceeding $5 million. In addition to the standard repurchase agreement described above, for 2005 the Company will be liable to the financial institutions for a maximum of $3.8 million of aggregate losses, as defined by the agreement, incurred by the financial institutions on designated dealers with higher credit risks that are accepted into the reserve pool financing program, thereafter the Company will be liable to the financial institutions for the first $2 million of aggregate losses. The Company has recorded a loss reserve of $0.3 million at December 31, 2004 and $0.1 million at December 31, 2003 associated with these guarantees.

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

In addition, the Company is liable under a guarantee to a financial institution for model home financing provided to certain independent builders doing business with the Company’s Housing and Building Segment. The amount outstanding under this agreement at December 31, 2004 is $1.2 million. Any losses incurred under this guarantee would be offset by the proceeds from the resale of the model home and losses are limited to 20% of the original contract price, and cannot exceed $2.0 million. As of December 31, 2004, no losses have been incurred by the Company under the model home financing program.

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

12.	COMMITMENTS AND CONTINGENCIES, Continued.

Share Repurchase Programs

Periodically, the Company has repurchased its common stock as authorized by the Board of Directors. Under the repurchase program, common shares are purchased from time to time, depending on market conditions and other factors, on the open market or through privately negotiated transactions. There were no shares repurchased in 2004. The Company repurchased 293,000,and 507,000 shares during 2003 and 2002, respectively. At December 31, 2004, there are 73,000 remaining shares authorized for repurchase by the Board of Directors.

Financing Obligation

During the second quarter of 2004, the Company entered into an agreement to provide financing of up to $4.9 million to a developer for the construction of a hotel. After the construction loan financing period as defined in the agreement, the construction loan may be converted to a term loan for a period of two years, provided the terms and conditions of the agreement are met. The loans are collateralized by a first priority interest in all tangible and intangible property of the borrower. As of December 31, 2004, the Company has provided $1.7 million in financing to the developer.

Self-Insurance

The Company is self-insured for a portion of its product liability and certain other liability exposures. Depending on the nature of the claim and the date of occurrence, the Company’s maximum exposure ranges from $250,000 to $500,000 per claim. The Company accrues an estimated liability based on various factors, including sales levels, insurance coverage and the amount of outstanding claims. Management believes the liability recorded (See Note 7) is adequate to cover the Company’s self-insured risk.

Change of Control Agreements

On February 3, 2000, the Company entered into Change of Control Agreements with key executives. Under the terms of these agreements, in the event of a change in control of the Company, as defined, the Company would be obligated to pay these key executives for severance and other benefits. These agreements, as adjusted for subsequent changes in key personnel, aggregated obligations of approximately $14.6 million and $14.0 million based on salaries and benefits at December 31, 2004 and 2003, respectively. In addition, in the event of a change of control of the Company, all outstanding stock options and SAR’s shall become immediately exercisable, restrictions are removed from restricted stock and all stock awards shall immediately be deemed fully achieved.

Also on February 3, 2000, the Company established a rabbi trust, which in the event of a change of control, as defined, will be funded to cover the Company’s obligations under its Change of Control Agreements and its deferred compensation plan (see Note 9).

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

12.	COMMITMENTS AND CONTINGENCIES, Continued.

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
Certain selected unaudited quarterly financial information for the years ended December 31, 2004 and 2003 is as follows (in thousands):

                                                        2004
                                                    Quarter Ended
                                    March 31    June 30    September 30  December 31
                                    --------    -------    ------------  -----------
    Net sales                       $197,465    $231,138     $232,311      $204,230
    Gross profit                      24,317      35,638       37,275        27,389
    Net income from continuing
      operations                         587       5,076        5,885         1,877
    Net income                           642       5,185        5,940         3,567
    Net income per common share-Basic
        Continuing operations            .04         .33          .38           .12
        Discontinuing operations         .00         .01          .00           .11
                                         ---         ---          ---           ---
                                         .04         .34          .38           .23
                                         ===         ===          ===           ===
    Net income per common share-Diluted
        Continuing operations            .04         .33          .38           .12
        Discontinuing operations         .00         .00          .00           .11
                                         ---         ---          ---           ---
                                         .04         .33          .38           .23
                                         ===         ===          ===           ===

                                                         2003
                                                    Quarter Ended
                                    March 31    June 30    September 30  December 31
                                    --------    -------    ------------  -----------
    Net sales                       $143,728    $169,772     $196,902      $187,974
    Gross profit                      16,493      26,675       32,335        26,565
    Net income/(loss)from
      continuing operations           (2,878)      2,624        5,203         1,970
    Net income/(loss)                 (2,820)      2,836        5,358         1,991
    Net income/(loss) per common
      share-Basic
        Continuing operations           (.19)        .17          .34           .13
        Discontinuing operations         .01         .01          .01           .00
                                         ---         ---          ---           ---
        Diluted                         (.18)        .18          .35           .13
                                         ===         ===          ===           ===
    Net income/(loss) per common
      share-Diluted
        Continuing operations           (.19)        .17          .34           .13
        Discontinuing operations         .01         .01          .01           .00
                                         ---         ---          ---           ---
        Diluted                         (.18)        .18          .35           .13
                                         ===         ===          ===           ===

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

13.	UNAUDITED INTERIM FINANCIAL INFORMATION, Continued.
On December 31, 2004, the Company sold all operating assets of the Company-owned dealership located in North Carolina. The total sale price was $11.8 million, of which the Company received cash of $10.8 and a promissory note of $1 million. The promissory note is due in two annual payments, including interest. The sale resulted in a gain on sale of discontinued operations of $1.7 million, net of $.8 million in taxes. In accordance with Statement of Financial Accounting Standard No. 144, the dealership qualified as a separate component of the Company’s business and as a result, the operating results and the gain on the sale of assets have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation.

During the fourth quarter of 2004, income taxes were favorably impacted by the reversal of certain reserves that were no longer required since the statute of limitations had expired or the risk of additional tax assessments was no longer probable. In addition, there was an adverse impact on state income taxes related to the accrual of additional income taxes resulting from state audits and the Company’s decision to participate in voluntary compliance programs of certain states. The adverse impact on state income taxes was partially offset by a favorable impact resulting from the determination that the Company qualified for new jobs creation tax incentives. The net impact of these items on total income tax expense from continuing operations was a reduction of $557,000.

Included in the fourth quarter of 2003 were gains of $376,000 from the sale of vacant lots located in California and investment income $870,000 which included the sale of marketable securities and increased cash surrender value of investments in Company-owned life insurance policies.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable in 2004.

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation, as of December 31, 2004, of the Company’s disclosure controls and procedures; as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

The Company’s independent registered public accounting firm has audited and issued their report on management’s assessment of the Company’s internal control over financial reporting, which appears on page 26.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2004 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III.

Item 10. Directors and Executive Officers of the Registrant

     (a)  Identification of Directors

Information regarding the Registrant’s directors is contained under the caption “Election of Directors” in the Company’s Proxy Statement dated April 1, 2005 and is incorporated herein by reference.

     (b)  Executive Officers of the Company

See “Executive Officers of the Registrant” contained herein.

     (c)  Beneficial Ownership Reporting Compliance

Information for “Section 16(a) Beneficial Ownership Reporting Compliance” is contained under that caption in the Company’s Proxy Statement dated April 1, 2005 and is incorporated herein by reference.

     (d)  Code of Ethics

The Company has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief operating officer, chief financial officer, controller and any person performing similar functions) and employees. The Company has made the Code of Ethics available on its website at http://www.coachmen.com.

     (e)   Audit Committee and Financial Expert of the Audit Committee

Information regarding the Registrant’s Audit Committee, including the committee members designated as Financial Experts is contained under the caption “Audit Committee” in the Company’s Proxy Statement dated April 1, 2005 and is incorporated herein by reference.

     (f)  Nominations for Director

Information regarding the Registrant’s procedures for nominations for director is contained under the caption “Nominations for Director” in the Company’s Proxy Statement dated April 1, 2005 and is incorporated herein by reference.

Item 11. Executive Compensation

Information for Item 11 is contained under the headings “Compensation of Executive Officers,” “Management Development/Compensation Committee Report,” “Outside Director Compensation” and “Performance Graph” in the Company’s Proxy Statement dated April 1, 2005 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information for Item 12 is contained under the captions “Directors’ and Officers’ Stock Ownership” and “Stock Ownership Information” in the Company’s Proxy Statement dated April 1, 2005 and is incorporated herein by reference.

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of December 31, 2004:

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
         Plan Category       warrants and rights   warrants and rights   compensation plans
         -------------       -------------------   -------------------   ------------------

Equity compensation plans
 approved by shareholders           326,650                $12.26               1,194,208

Equity compensation plans not
 approved by shareholders              -                     -                      -
                                    -------                ------               ---------

       Total                        326,650                $12.26               1,194,208
                                    =======                ======               =========

Item 13. Certain Relationships and Related Transactions

Not Applicable.

Item 14. Principal Accountant Fees and Services

Information regarding the Principal Accountant Fees and Services is contained under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement dated April 1, 2005 and is incorporated herein by reference.

Part IV.

Item 15. Exhibits and Financial Statement Schedule

(a)	The following Financial Statements and Financial Statement Schedule are included in Item 8 herein.

1.	Financial Statements

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2004 and 2003
Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

         Schedule II — Valuation and Qualifying Accounts

All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, included in the Notes to the Consolidated Financial Statements, or otherwise not required under instructions contained in Regulation SX.

3.	Exhibits

         See Index to Exhibits.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

                                    Additions
                        Balance At   Charged                      Balance
                        Beginning    To Costs     Payment or      At End
Description             Of Period  And Expenses   Utilization     Of Period
-----------             ---------  ------------   -----------     ---------
Fiscal year ended
 December 31, 2004:

Allowance for doubtful
 accounts:              $1,208,000 $   158,000    $   (447,000)(A)$   919,000

Product warranty
 reserves:              $8,658,000 $22,189,000    $(20,707,000)(B)$10,140,000

Repurchase agreement and
 Corporate guarantee
 loss reserves:         $  350,000 $   564,000    $   (188,000)   $   726,000

Fiscal year ended
 December 31, 2003:

Allowance for doubtful
 accounts:              $  861,000 $   574,000    $   (227,000)(A)$ 1,208,000

Product warranty
 reserves:              $8,796,000 $16,467,000    $(16,605,000)(B)$ 8,658,000

Repurchase agreement and
 Corporate guarantee
 loss reserves:         $  403,000 $   (11,000)(C)$    (42,000)   $   350,000

Fiscal year ended
 December 31, 2002:

Allowance for doubtful
 accounts:              $  972,000 $   183,000    $   (294,000)(A)$   861,000

Product warranty
 reserves:              $8,391,000 $16,575,000    $(16,170,000)(B)$ 8,796,000

Repurchase agreement and
 Corporate guarantee
 loss reserves:         $1,169,000 $  (306,000)(C)$   (460,000)   $   403,000

(A)	Write-off of bad debts, less recoveries.
(B)	Claims paid, less recoveries.
(C)	Reflects favorable change in estimate due to improved market conditions within the RV industry during 2002 and 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  COACHMEN INDUSTRIES, INC.

Date:  March 10, 2005
                                               /s/ J. P. Tomczak
                                               --------------------------------
                                                      J. P. Tomczak
                                              (Executive Vice President and
                                               Chief Financial Officer)

                                               /s/ Colleen A. Zuhl
                                              ---------------------------------
                                                    Colleen A. Zuhl
                                              (Vice President and Controller)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 10, 2005.

/s/ C. C. Skinner                          /s/ W. P. Johnson
----------------------------------         ------------------------------------
      C. C. Skinner                               W. P. Johnson
       (Director)                                  (Director)
   (Chief Executive Officer)

/s/ T. H. Corson                           /s/ P. G. Lux
----------------------------------         ------------------------------------
      T. H. Corson                                P. G. Lux
       (Director)                                  (Director)

/s/ E. W. Miller                           /s/ G. B. Bloom
----------------------------------         ------------------------------------
        E. W. Miller                                 G. B. Bloom
       (Director)                                  (Director)

/s/ R. J. Deputy                           /s/ R. Martin
----------------------------------         ------------------------------------
        R. J. Deputy                                R. Martin
       (Director)                                  (Director)

/s/ D. W. Hudler
----------------------------------
       D. W. Hudler
       (Director)

INDEX TO EXHIBITS

Number Assigned
  In Regulation
  S-K,Item 601                                       Description of Exhibit

(3)(a)(i)	Articles of Incorporation of the Company as amended on May 30, 1995 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
(3)(a)(ii)	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4.2 to the Company's Form S-3 Registration Statement, File No. 333-14579).
(3)(b)	By-Laws as modified through March 1, 2005 (incorporated by reference to the Company's Form 8-K filed March 4, 2005).
(4)(a)	Credit Agreement dated as of June 30, 2003 among Coachmen Industries, Inc., the Lenders named therein, and Bank One, Indiana, N.A. (incorporated by reference to Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

(4)(b)	Stockholder Rights Agreement (incorporated by reference to Exhibit 1 to Form 8-A dated January 5, 2000).
(4)(c)	Amendment No. 1 to Credit Agreement dated as of October 28, 2003 among Coachmen Industries, Inc., the Lenders named therein and Bank One, Indiana, N.A.
(4)(d)	Amendment No. 2 to Credit Agreement dated as of March 11, 2004 among Coachmen Industries, Inc., the Lenders named therein and Bank One, Indiana, N.A.
(4)(e)	Amendment No. 3 to Credit Agreement dated as of June 30, 2004 among Coachmen Industries, Inc., the Lenders named therein and Bank One, Indiana, N.A.
(4)(f)	Amendment No. 4 to Credit Agreement dated as of July 30, 2004 among Coachmen Industries, Inc., the Lenders named therein and Bank One, Indiana, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

(4)(g)	Amendment No. 5 to Credit Agreement dated as of December 1, 2004 among Coachmen Industries, Inc., the Lenders named therein and Bank One, Indiana, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 8, 2004).

(4)(h)	Amendment No. 6 to Credit Agreement dated as of December 30, 2004 among Coachmen Industries, Inc., the Lenders named therein and Bank One, Indiana, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 4, 2005).

*(10)(a)	Executive Benefit and Estate Accumulation Plan, as amended and restated effective as of September 30, 2000 (incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

*(10)(b)	2000 Omnibus Stock Incentive Program (incorporated by reference to Exhibit A to the Company's Proxy Statement dated March 27, 2000 for its Annual Meeting in 2000).
*(10)(b)(i)	Resolution regarding Amendment of 2000 Omnibus Stock Incentive Program adopted by the Company's Board of Directors on July 27, 2000 (incorporated by reference to Exhibit 10(b)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

*(10)(c)	Form of Change in Control Agreements for certain executive officers (Tier 1) (incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

*(10)(d)	Form of Change in Control Agreements for certain executive officers (Tier 2) (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

*(10)(e)	Coachmen Industries, Inc. Supplemental Deferred Compensation Plan (Amended and Restated as of January 1, 2003).
*(10)(f)	Executive Annual Performance Incentive Plan effective January 1, 2002 (incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

*(10)(g)	Long Term Incentives Performance Based Restricted Stock Plan effective January 1, 2003 (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

*(10)(h)	Form of Restricted Stock Agreement under the Coachmen Industries, Inc. Long Term Incentives Performance Based Restricted Stock Plan.
(10)(i)	Credit Agreement dated as of June 30, 2003 among Coachmen Industries, Inc., the Lenders named therein, and Bank One, Indiana, N.A. (incorporated by reference to Exhibit 4(a) in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

(10)(j)	Amendment No. 1 to Credit Agreement dated as of October 28, 2003 among Coachmen Industries, Inc., the Lenders named therein and Bank One, Indiana, N.A. (included in Exhibit 4(c)).
(10)(k)	Amendment No. 2 to Credit Agreement dated as of March 11, 2004 among Coachmen Industries, Inc., the Lenders named therein and Bank One, Indiana, N.A. (included in Exhibit 4(d)).

(10)(l)	Amendment No. 3 to Credit Agreement dated as of June 30, 2004 among Coachmen Industries, Inc., the Lenders named therein and Bank One, Indiana, N.A. (included in Exhibit 4(e)).
(10)(m)	Amendment No. 4 to Credit Agreement dated as of July 30, 2004 among Coachmen Industries, Inc., the Lenders named therein and Bank One, Indiana, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

(10)(n)	Amendment No. 5 to Credit Agreement dated as of December 1, 2004 among Coachmen Industries, Inc., the Lenders named therein and Bank One, Indiana, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 8, 2004).

(10)(o)	Amendment No. 6 to Credit Agreement dated as of December 30, 2004 among Coachmen Industries, Inc., the Lenders named therein and Bank One, Indiana, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 4, 2005).

(10)(p)	Program Agreement and related Repurchase Agreement dated as of May 10, 2004 between Textron Financial Corporation and certain subsidiaries of Coachmen Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

*(10)(q)	Summary of Life Insurance and Long Term Disability Benefits for Executives.
*(10)(r)	Description of Non-management Director Compensation.
*(10)(s)	Summary of 2005 Performance Metrics under the Company's Executive Annual Performance Incentive Plan.
(11)	No Exhibit - See Consolidated Statements of Income and Note 8 of Notes to Consolidated Financial Statements, contained herein.
(14)	Code of Ethics (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
(21)	Registrant and Subsidiaries of the Registrant.
(23)	Consent of Ernst & Young LLP.
(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.
(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.
(32)	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

* Management Contract or Compensatory Plan.