Form 10-Q
period 2005-03-31
COACHMEN INDUSTRIES INC
filed 2005-05-05
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to__________________

Commission file number 1-7160

COACHMEN INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

INDIANA	35-1101097
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification number)

2831 Dexter Drive, Elkhart, Indiana	46514
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	574-262-0123

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes☒ No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At April 30, 2005:

Common Shares, without par value 15,807,432 shares outstanding including an equivalent number of common share purchase rights.

FORM 10-Q

Index
Coachmen Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and temporary cash investments	$6,163	$14,992
Marketable securities	534	1,747
Trade receivables, less allowance for
doubtful receivables 2005 - $1,185
and 2004 - $919	62,235	58,805
Other receivables	5,338	4,209
Refundable income taxes	1,512	244
Inventories	145,976	136,088
Prepaid expenses and other	3,372	4,144
Deferred income taxes	6,059	6,014

Total current assets	231,189	226,243

Property, plant and equipment, at cost	164,630	163,709
Less, accumulated depreciation	(82,469)	(81,358)

Property, plant and equipment, net	82,161	82,351

Goodwill	18,132	18,132
Cash value of life insurance, net of loans	27,071	25,162
Real estate held for sale	60	60
Other	6,027	5,775

Total assets	$364,640	$357,723

See Notes to Consolidated Financial Statements.

Index
Coachmen Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)
(in thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Liabilities
Current liabilities:
Short-term borrowings	$11,355	$20,000
Accounts payable, trade	50,239	33,805
Accrued income taxes	387	2,479
Accrued expenses and other liabilities	45,154	39,466
Floor plan notes payable	5,657	6,986
Current portion of long-term debt	2,195	2,195

Total current liabilities	114,987	104,931

Long-term debt	14,669	14,943
Deferred income taxes	3,512	3,512
Postretirement deferred compensation benefits	9,951	9,724
Other	74	195

Total liabilities	143,193	133,305

Shareholders’ equity
Common shares, without par value:
authorized 60,000 shares; issued 2005 - 21,114 shares and 2004 - 21,108 shares	91,928	91,850
Additional paid-in capital	7,859	8,894
Retained earnings	181,990	184,284
Treasury shares, at cost: 2005 - 5,307 shares
and 2004 - 5,384 shares	(58,537)	(59,002)
Unearned compensation	(1,813)	(1,700)
Accumulated other comprehensive income	20	92

Total shareholders’ equity	221,447	224,418

Total liabilities and shareholders’ equity	$364,640	$357,723

See Notes to Consolidated Financial Statements.

Index
Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2005	2004

Net sales	$205,117	$197,465
Cost of sales	183,956	173,148
Gross profit	21,161	24,317

Operating expenses:
Delivery	9,857	8,799
Selling	7,897	6,931
General and administrative	5,371	9,255
Gain on sale of properties, net	(4)	(1,010)
	23,121	23,975

Operating income (loss)	(1,960)	342

Nonoperating (income) expense:
Interest expense	1,082	413
Investment income	(817)	(928)
Other income, net	(75)	(60)
	190	(575)

Income (loss) from continuing operations before income taxes	(2,150)	917
Income taxes (credit)	(764)	330
Net income (loss) from continuing operations	(1,386)	587

Discontinued operations:
Income from operations of discontinued entity (net of taxes)	-	55
Net income (loss)	$(1,386)	$642

Earnings per share - Basic
Continuing operations	$(.09)	$.04
Discontinued operations	-	-
Net earnings per share	$(.09)	$.04

Earnings per share - Diluted
Continuing operations	$(.09)	$.04
Discontinued operations	-	-
Net earnings per share	$(.09)	$.04

Number of common shares used in computation of earnings per share:
Basic	15,526	15,459
Diluted	15,526	15,550

Cash dividends per common share	$.06	$.06

See Notes to Consolidated Financial Statements.

Index
Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$(1,386)	$642
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	2,232	2,430
Provision for doubtful receivables, net of recoveries	274	(19)
Gain on sale of properties and other assets	(4)	(1,010)
Increase in cash surrender value of
life insurance policies	(425)	(579)
Net realized and unrealized (gains) losses
on marketable securities and derivatives	(285)	185
Deferred income tax benefit	(45)	(570)
Tax benefit from stock options exercised	3	11
Other	(593)	479
Changes in certain assets and liabilities:
Trade receivables	(4,833)	(15,357)
Inventories	(9,888)	(21,046)
Prepaid expenses and other	772	(962)
Accounts payable, trade	16,434	15,427
Income taxes - accrued and refundable	(3,360)	(935)
Accrued expenses and other liabilities	4,359	6,892
Net cash provided by (used in)
operating activities	3,255	(14,412)

Cash flows from investing activities:
Proceeds from sales of marketable securities	1,399	1,207
Proceeds from sale of property and other assets	8	2,317
Investments in marketable securities	(1,457)	(1,330)
Purchases of property and equipment	(2,028)	(1,108)
Other	(270)	(5)
Net cash provided by (used in)
investing activities	(2,348)	1,081

Cash flows from financing activities:
Proceeds from short-term borrowings	232	21,000
Payments of short-term borrowings	(8,877)	(5,000)
Payments of long-term debt	(274)	(33)
Issuance of common shares under stock incentive plans	91	141
Cash dividends paid	(943)	(933)
Other	35	-
Net cash provided by (used in)
financing activities	(9,736)	15,175

Increase (decrease) in cash and temporary
cash investments	(8,829)	1,844

Cash and temporary cash investments:
Beginning of period	14,992	6,408
End of period	$6,163	$8,252

See Notes to Consolidated Financial Statements.

Index
Coachmen Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION

The consolidated balance sheet data as of December 31, 2004 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The interim financial statements should be read in connection with the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

In the opinion of management, the information furnished herein includes all adjustments of a normal and recurring nature necessary to reflect a fair presentation of the statements of the interim period reported. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

The table below presents information about segments used by the chief operating decision maker of the Company for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2005	2004

Net sales
Recreational Vehicles	$157,307	$150,201
Housing and Building	47,810	47,264

Total	$205,117	$197,465

Gross profit
Recreational Vehicles	$11,920	$14,023
Housing and Building	9,174	10,260
Other	67	34

Total	$21,161	$24,317

Operating expenses
Recreational Vehicles	$13,401	$10,664
Housing and Building	13,085	12,744
Other	(3,365)	567

Total	$23,121	$23,975

Index

	Three Months Ended March 31,
	2005	2004

Operating income (loss)
Recreational Vehicles	$(1,481)	$3,360
Housing and Building	(3,911)	(2,484)
Other	3,432	(534)

Total	$(1,960)	$342

Pre-tax income (loss) from
continuing operations
Recreational Vehicles	$(1,670)	$3,418
Housing and Building	(3,957)	(2,297)
Other	3,477	(204)

Total	$(2,150)	$917

	March 31,	December 31,
	2005	2004

Total assets
Recreational Vehicles	$186,463	$174,101
Housing and Building	110,445	111,099
Other	67,732	72,523

Total	$364,640	$357,723

3.	INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2005	2004

Raw materials	$42,676	$39,524
Work in process	25,696	21,173
Improved lots	2,235	2,236
Finished goods	75,369	73,155

Total	$145,976	$136,088

Index

4.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	March 31,	December 31,
	2005	2004

Wages, salaries, bonuses and commissions	$5,436	$5,366
Dealer incentives, including volume
bonuses, dealer trips, interest
reimbursement, co-op advertising and
other rebates	9,110	5,119
Warranty	10,316	10,140
Insurance-products and general liability,
workers compensation, group health and
other	7,134	5,589
Customer deposits and unearned revenues	8,275	7,340
Other current liabilities	4,883	5,912

Total	$45,154	$39,466

Changes in the Company’s warranty liability during the three month period ended March 31, were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004

Balance of accrued warranty at beginning of period	$10,140	$8,658

Warranties issued during the period and changes in liability for pre-existing warranties	5,276	5,724

Cash settlements made during the quarter	(5,100)	(4,898)

Balance of accrued warranty at March 31	$10,316	$9,484

Index

5.	EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and awards. Basic and diluted earnings per share for the three months ended March 31 were calculated as follows (in thousands):

	Three Months Ended March 31,
	2005	2004

Numerator:
Net income (loss) applicable to common stock	$(1,386)	$642

Denominator:
Number of shares outstanding, end of period:
Common stock	15,807	15,665
Effect of weighted average
contingently issuable shares
outstanding during period	(199)	(101)
Effect of weighted average
shares outstanding during
period	(82)	(105)
Weighted average number of
common shares used in basic
EPS	15,526	15,459
Effect of dilutive securities,
stock options and awards	-	91
Weighted average number of
common shares used in
diluted EPS	15,526	15,550

As the Company reported a net loss for the three months ended March 31, 2005, the dilutive effect of stock options and awards did not enter into the computation of diluted earnings because their inclusion would have been antidilutive.

For the three months ended March 31, 2004, 14,000 shares of outstanding stock options were not included in the computation of diluted earnings per share because their exercise price was greater than the average market prices for the periods and their inclusion would have been antidilutive.

Index

6.	COMPREHENSIVE INCOME (LOSS)

The changes in components of comprehensive income for the three months ended March 31 are as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004

Net income (loss)	$(1,386)	$642
Unrealized losses on securities held for sale, net of taxes	(131)	(207)
Unrealized gains (losses) on cash flow hedges, net of taxes	59	(43)

Comprehensive income (loss)	$(1,458)	$392

As of March 31, 2005 and 2004, the accumulated other comprehensive income, net of tax, relating to unrealized gains on securities available for sale was $57,000 and $243,000, respectively, and relating to deferred losses on cash flow hedges was ($37,000) and ($203,000), respectively.

7.	COMMITMENTS, CONTINGENCIES AND GUARANTEES

Obligation to Purchase Consigned Inventories

The Company obtains vehicle chassis for its recreational vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until either assigned to a unit in the production process or 90 days have passed. At the earlier of these dates, the Company is obligated to purchase the chassis and it is recorded as inventory. At March 31, 2005 and December 31, 2004, consigned chassis inventory approximated $30.7 million and $29.7 million, respectively.

Repurchase Agreements

The Company was contingently liable at March 31, 2005 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company’s independent dealers in connection with their purchase of the Company’s recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer’s default. Products repurchased from dealers under these agreements are accounted for as a reduction in revenue at the time of repurchase. Although the estimated contingent liability approximates $265 million at March 31, 2005 ($298 million at December 31, 2004), the risk of loss resulting from these agreements is spread over the Company’s numerous dealers and is further reduced by the resale value of the products repurchased. Based on losses previously experienced under these obligations, the Company has established a reserve for estimated losses under repurchase agreements. At March 31, 2005, $0.4 million ($0.3 million at December 31, 2004) was recorded as an accrual for estimated losses under repurchase agreements.

Index

The Company was also contingently liable at March 31, 2005 to a financial institution on repurchase agreements in connection with financing provided by the institution to certain of the Company’s independent home builders in connection with their purchase of the Company’s housing products. This agreement provides for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a builder’s default. Products repurchased from builders under this agreement are accounted for as a reduction in revenue at the time of repurchase. Although the estimated contingent liability approximates $6.1 million at March 31, 2005 ($4.5 million at December 31, 2004), the risk of loss resulting from these agreements is spread over the Company’s numerous builders and is further reduced by the resale value of the products repurchased. The Company has evaluated the potential for losses under this agreement and has recorded an accrual of $0.1 million at March 31, 2005 ($0.1 million at December 31, 2004) for estimated losses under the repurchase agreement.

Corporate Guarantees

During 2003, the Company entered into an agreement with a financial institution to form a private-label financing program to provide wholesale inventory financing to the Company’s dealers in the Recreational Vehicles Segment. The agreement provides for a preferred program that provides financing that is subject to the standard repurchase agreement described above. In addition, the agreement provides for a reserve pool whereby the financial institution makes available an aggregate line of credit not to exceed $40 million that will provide financing for dealers that may not otherwise qualify for credit approval under the preferred program. No dealer being provided financing from the reserve pool can receive an aggregate line of credit exceeding $5 million. In addition to the standard repurchase agreement described above, for the remainder of 2005 the Company will be liable to the financial institutions for a maximum of $3.5 million of aggregate losses, as defined by the agreement, incurred by the financial institutions on designated dealers with higher credit risks that are accepted into the reserve pool financing program. Thereafter, the Company will be liable to the financial institutions for the first $2 million of aggregate losses annually. The total amount financed under the reserve pool arrangement totaled approximately $10.0 million at March 31, 2005 ($19.2 million at December 31, 2004). The Company has recorded a loss reserve of $0.1 million at March 31, 2005 ($0.3 million at December 31, 2004) associated with these guarantees.

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

In addition, the Company is liable under a guarantee to a financial institution for model home financing provided to certain independent builders doing business with the Company’s Housing and Building Segment. The amount outstanding under this agreement at March 31, 2005 is $0.9 million ($1.2 million at December 31, 2004). Any losses incurred under this guarantee would be offset by the proceeds from the resale of the model home and losses are limited to 20% of the original contract price, and cannot exceed $2.0 million. As of March 31, 2005, no losses have been incurred by the Company under the model home financing program.

Financing Obligation

During 2004, the Company entered into an agreement to provide financing of up to $4.9 million to a developer for the construction of a hotel. After the construction loan financing period, as defined in the agreement, the construction loan may be converted to a term loan for a period of two years, provided the terms and conditions of the agreement are met. The loans are collateralized by a first priority interest in all tangible and intangible property of the borrower. As of March 31, 2005, the Company has provided $2.0 million in financing to the developer.

Index

Litigation

In January 2004, the Company entered into a long-term exclusive licensing agreement with The Coleman Company, Inc. to design, produce and market a full line of new Coleman® brand recreational vehicles. In November 2004, the judge presiding over the legal dispute between Fleetwood Enterprises, Inc. and The Coleman Company, Inc. entered an order granting Fleetwood’s request for an injunction against Coleman, prohibiting their use of the trademark registration “Coleman” in the recreational vehicle industry. To protect its rights under its existing license agreement with Coleman, Consolidated Leisure Industries, LLC, doing business as the Coachmen RV Group, filed suit against The Coleman Company, Inc. in federal court in Kansas City, Kansas, to enforce its rights under the License Agreement.

On March 21, 2005, the Company entered into a settlement agreement with The Coleman Company, Inc. to resolve the licensing agreement suit. Pursuant to the settlement agreement, the Company has received $4,425,000 from The Coleman Company, Inc. in exchange for releasing all claims in the suit. The settlement of $4,425,000 was paid in two installments of $2,212,500, one of which was received by the Company on March 23, 2005 and the second of which was received on April 20, 2005, plus interest. In addition, the agreement provides for the potential of an additional payment of $500,000 if certain provisions of the agreement are breached. The settlement of $4,425,000 has been reflected in the first quarter results as a reduction of $1,721,000 to cost of sales and a reduction of $461,000 to operating expenses at the RV Segment plus a reduction of $2,243,000 to the Company’s general and administrative expenses.

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

In 2003, the Company adopted the Performance Based Restricted Stock Plan to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. The plan is accounted for in accordance with the variable plan accounting provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and therefore awards are expensed based upon the fair value of the estimated shares to be earned over the vesting period. The exact number of shares that each employee will receive is dependent on the Company’s performance, with respect to net income, over a three-year period. The weighted-average grant-date fair value was $13.60 in 2005 and $16.65 in 2004, for the shares awarded under the plan during the respective years. The market value of the shares awarded is recognized as unearned compensation in the consolidated statements of shareholders’ equity and is amortized to operations over the vesting period.  During the period ended March 31, 2005, the Company determined that it was probable that the performance requirements of the 2003 Plan would not be achieved and as a result, reversed the expenses which had been recorded related to this plan. For the period ended March 31, 2005, the Company reduced compensation expense, which is a component of general and administrative expenses, by $758,000 related to these programs. The Company amortized $218,000 to compensation expense for the period ended March 31, 2004.

Index

The Company has stock option plans and an employee stock purchase plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net earnings for these plans, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock at the date of grant. The table below illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended
	March 31,
	2005	2004
	(in thousands, except per share amounts)

Net income (loss), as reported	$(1,386)	$642

Add: Stock-based compensation expense under variable plan included in reporting net income, net of taxes	(489)	144

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	291	(207)

Pro forma net income (loss)	$(1,584)	$579

Earnings per share:

Basic - as reported	$(.09)	$.04
Basic - pro forma	$(.10)	$.04

Diluted - as reported	$(.09)	$.04
Diluted - pro forma	$(.10)	$.04

Index

9.	NEW ACCOUNTING PRONOUNCEMENTS

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

Statement 123(R) must be adopted no later than January 1, 2006 for the Company. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on January 1, 2006.

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

2.
A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures for all prior periods presented.

The Company is still evaluating the adoption alternatives available to adopt Statement 123(R).

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using the intrinsic value method of APB Opinion 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share as previously noted. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Index

Coachmen Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis
Of  Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors, which have affected the Company’s financial condition, results of operations and cash flows during the periods included in the accompanying consolidated financial statements.

A summary of the changes in the principal items included in the consolidated statements of operations is shown below (dollar amounts in thousands).

	Comparison of Three Months
	Ended March 31, 2005 and 2004
	Increases (Decreases)
	Amount	Percentage

Net sales	$7,652	3.9%

Cost of sales	10,808	6.2

Delivery expenses	1,058	12.0

Selling expenses	966	13.9

General and administrative expenses	(3,884)	(42.0)

Gain on sale of properties, net	(1,006)	(99.6)

Interest expense	669	162.0

Investment income	(111)	(12.0)

Other income, net	15	25.0

Income (loss) from continuing operations before income taxes	(3,067)	(334.5)

Income taxes (credit)	(1,094)	(331.5)

Net income (loss) from continuing operations	(1,973)	(336.1)

Income from operations of discontinued entity, net of taxes	(55)	(100.0)

Net income (loss)	(2,028)	(315.9)

Index

NET SALES

Consolidated net sales for the quarter ended March 31, 2005 were $205.1 million, an increase of $7.7 million, or 3.9%, from the $197.5 million reported for the corresponding quarter last year. The Company’s Recreational Vehicles segment experienced a net sales increase of 4.7% for the quarter. Wholesale unit shipments for the RV segment decreased 12.6% during the first quarter of 2005. Wholesale unit shipments of motorized products decreased 9.2% for the three month period ended March 31, 2005, while wholesale unit shipments of towable products were down 14.3% for the three-month period ended March 31, 2005. Backlog for the RV segment increased 2.2% to $90.9 million from $89.0 million at the end of the first quarter of 2004.

The Company’s housing and building segment experienced a slight net sales increase for the quarter ended March 31, 2005 of 1.2%. Wholesale unit shipments were down 6.1% for the quarter. Backlog for the housing and building segment as of March 31, 2005 has increased 19.5% to $46.5 million, compared with $39.0 million at March 31, 2004.

COST OF SALES

Cost of sales increased 6.2%, or $10.8 million, for the three months ended March 31, 2005. As a percentage of net sales, cost of sales was 89.7% for the three months ended March 31, 2005 compared to 87.7% for the three months ended March 31, 2004. The increase in the dollar amount of cost of sales in the current quarter is partially attributable to the increase in sales dollars as well as higher labor, insurance and workers’ compensation costs. In addition, reductions in the production levels caused lower overhead absorption and labor inefficiencies. The increases in the dollar amount of cost of sales also caused the cost of sales percentage to net sales for the quarter to increase.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include delivery, selling, general and administrative expenses, were 11.3% for the 2005 quarter compared to 12.7% for the quarter of 2004. As a percentage of sales, delivery expenses increased by 0.3 percentage points for the three-month period as compared to the prior year three month period. The increase in delivery dollars spent during the quarter was primarily related to higher fuel costs and higher utilization of outside carriers for delivery services. Selling expenses were 3.8% of net sales for the 2005 quarter compared to 3.5% of net sales for the three-month period ended March 31, 2004. The increase in selling expense dollars during the quarter ended March 31, 2005 is related to increased personnel costs and increased expenses related to travel, new product shows, and promotional expenses. General and administrative expenses were 2.6% of net sales for the first quarter compared to 4.7% for the 2004 corresponding quarter. The decrease for the quarter in general and administrative expenses as a percentage of net sales was primarily related to the settlement of the Company’s dispute over an RV licensing agreement with The Coleman Company, Inc. and the reversal of expenses related to the 2003 Performance Based Restricted Stock Plan grant due to the probable failure to meet the Plan’s required thresholds for payment.

GAIN ON THE SALE OF PROPERTIES, NET

There were no significant gains or losses from property transactions for the three months ended March 31, 2005. For the quarter ended March 31, 2004, the gain on the sale of properties was $1 million. In late March 2004, Coachmen RV Company sold its 70,000 square-foot facility in Goshen, Indiana, and moved production to a newly acquired replacement facility located five miles north of its Middlebury, Indiana complex.

Index

INTEREST EXPENSE

Interest expense was $1,082,000 for the quarter ended March 31, 2005 compared to $413,000 in the same period last year. Interest expense increased based on the higher amount of average outstanding long-term debt and borrowings on the Company’s revolving credit facility and higher applicable interest rates.

INVESTMENT INCOME

There was a net investment income of $817,000 for the quarter ended March 31, 2005 compared to $928,000 in the same quarter of 2004. Investment income is principally attributable to earnings of the life insurance policies held and realized gains on the sale of preferred stock.

OTHER INCOME, NET

Other income, net, represents income of $75,000 for the first quarter of 2005 and income of $60,000 for the same quarter of the previous year. No items of significance caused the variances between the comparable quarters.

INCOME TAXES

For the first quarter ended March 31, 2005, the effective tax rate was 35.5% compared with a 2004 first quarter rate of 34.0%. The Company’s effective tax rate fluctuates based upon the states where sales occur, with the level of export sales and also with the amount of nontaxable dividend income on investments.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains a $35 million, unsecured revolving credit facility to meet its seasonal working capital needs. At March 31, 2005, there were outstanding borrowings of $11.4 million against this bank line of credit. At December 31, 2004, there were short-term borrowings of $20.0 million outstanding. During 2004, the Company also borrowed against the cash surrender value of the Company’s investments in life insurance contracts. As of March 31, 2005 and December 31, 2004, $15 million had been borrowed against the cash surrender value of Company owned life insurance contracts.

At March 31, 2005, working capital decreased to $116.2 million from $121.3 million at December 31, 2004. The $4.9 million increase in current assets at March 31, 2005 versus December 31, 2004 was primarily due to increased trade receivables and inventories. The increase in current liabilities of $10.1 million was substantially due to increased trade payables and other accrued expenses.

Management believes that the Company’s existing cash and temporary cash investments as of March 31, 2005, together with its available revolving credit facility and cash expected to be generated from future operations, will be sufficient to fund future planned capital expenditures and other operating cash requirements for the foreseeable future.

Index

CRITICAL ACCOUNTING POLICIES

The preparation of the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company's estimates. However, actual results may differ from these estimates under different assumptions or conditions. A summary of the Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company’s 10-K report for the year ended December 31, 2004. During the first three months of fiscal 2005, there was no material change in the accounting policies and assumptions previously disclosed.

Index

FORWARD-LOOKING STATEMENTS

This Form 10-Q Report contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management’s expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks and uncertainties, and are dependent on various factors, many of which are outside the control of the Company. These uncertainties and other factors include, but are not limited to, the potential fluctuations in the Company’s operating results; the availability for floor plan financing for the Company's recreational vehicle dealers and corresponding availability of cash to the Company; the condition of the telecommunications industry which purchases system-built structures; the impact of performance on the valuation of intangible assets; the availability and price of gasoline and diesel fuel, which can impact the sale of recreational vehicles; the Company's dependence on chassis and appliance suppliers, which are used in the production of many of the Company's recreational vehicle products; interest rates, which affect the affordability of the Company's products; the availability and cost of real estate for residential housing; the ability of the Housing and Building Segment to perform in new market segments where it has limited experience; potential liabilities under repurchase agreements and guarantees; changing government regulations, such as those covering accounting standards; environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability; legislation governing the relationships of the Company with its recreational vehicle dealers, which may affect the Company’s options and liabilities in the event of a general economic downturn; the impact of consumer confidence and economic uncertainty on high-cost discretionary product purchases, which can hinder the sales of recreational vehicles; the demand for commercial structures in the various industries that the Housing and Building Segment serves; consolidation of distribution channels in the recreational vehicle industry; and also on the state of the recreational vehicle and housing industries in the United States. Other factors affecting forward-looking statements include potential adverse weather conditions affecting home deliveries, changes in property taxes and energy costs, changes in federal income tax laws and federal mortgage financing programs, changes in public policy, competition in these industries, the Company’s ability to maintain or increase gross margins which are critical to profitability whether there are or are not increased sales, the Company’s use of incentives at either the wholesale or retail level, further developments in the war on terrorism and related international crises, oil supplies, and other risks and uncertainties. In addition, investors should be aware that generally accepted accounting principles prescribe when a company must disclose or reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain accounting periods. The foregoing lists are not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. Throughout the first quarter, the Company utilized its revolving credit facility to meet short-term working capital needs. The Company had $11.4 million outstanding against the revolving credit facility on March 31, 2005.

In January of 2003, the Company entered into various interest rate swap agreements that became effective beginning in October of 2003. These swap agreements, which are designated as cash flow hedges for accounting purposes, effectively convert a portion of the Company’s variable-rate borrowings to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. The fair value of the Company’s interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. A gain of $59,000, net of taxes, attributable to changes in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive income (loss) as of March 31, 2005. If in the future the interest rate swap agreements were determined to be ineffective or were terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive income (loss).

At March 31, 2005, the Company had $0.5 million invested in marketable securities. The Company’s marketable securities consist of public utility preferred stocks which typically pay quarterly fixed rate dividends. These financial instruments are subject to market risk in that available energy supplies and changes in available interest rates would impact the market value of the preferred stocks.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

During the period covered by this Report, there have been no material changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In January 2004, the Company entered into a long-term exclusive licensing agreement with The Coleman Company, Inc. to design, produce and market a full line of new Coleman® brand recreational vehicles. In November 2004, the judge presiding over the legal dispute between Fleetwood Enterprises, Inc. and The Coleman Company, Inc. entered an order granting Fleetwood’s request for an injunction against Coleman, prohibiting their use of the trademark registration “Coleman” in the recreational vehicle industry. To protect its rights under its existing license agreement with Coleman, Consolidated Leisure Industries, LLC, doing business as the Coachmen RV Group, filed suit against The Coleman Company, Inc. in federal court in Kansas City, Kansas, to enforce its rights under the License Agreement.

On March 21, 2005, the Company entered into a settlement agreement with The Coleman Company, Inc. to resolve the licensing agreement suit. Pursuant to the settlement agreement, the Company has received $4,425,000 from The Coleman Company, Inc. in exchange for releasing all claims in the suit. The settlement of $4,425,000 was paid in two installments of $2,212,500, one of which was received by the Company on March 23, 2005 and the second of which was received on April 20, 2005, plus interest. In addition, the agreement provides for the potential of an additional payment of $500,000 if certain provisions of the agreement are breached. The settlement of $4,425,000 has been reflected in the first quarter results as a reduction of $1,721,000 to cost of sales and a reduction of $461,000 to operating expenses at the RV Segment plus a reduction of $2,243,000 to the Company’s general and administrative expenses.

Item 6. Exhibits

    See Index to Exhibits incorporated by reference herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COACHMEN INDUSTRIES, INC.
(Registrant)

Date: May 4, 2005	By:	/s/ Claire C. Skinner
Claire C. Skinner, Chairman of the
Board and Chief Executive Officer

Date: May 4, 2005	By:	/s/ Joseph P. Tomczak
Joseph P. Tomczak, Executive Vice
President and Chief Financial Officer

Date: May 4, 2005	By:	/s/ Colleen A. Zuhl
Colleen A. Zuhl, Vice President
and Controller

Index

INDEX TO EXHIBITS
Number Assigned
In Regulation
S-K, Item 601	Description of Exhibit

3(a)(i)	Articles of Incorporation of the Company as amended on May 30, 1995 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

3(a)(ii)	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4.2 to the Company's Form S-3 Registration Statement, File No. 333-14579).

3(b)	By-Laws as modified through March 1, 2005 (incorporated by reference to the Company's Form 8-K filed March 4, 2005).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13(a)-14(a)/15(d)-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13(a)-14(a)/15(d)-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350