Form 10-Q
period 2005-06-30
COACHMEN INDUSTRIES INC
filed 2005-08-08
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

At July 31, 2005:

Common Shares, without par value 15,826,766 shares outstanding including an equivalent number of common share purchase rights.

FORM 10-Q

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,905	$14,992
Marketable securities	-	1,747
Trade receivables, less allowance for
doubtful receivables 2005 - $1,491
and 2004 - $919	49,930	58,805
Other receivables	6,189	4,209
Refundable income taxes	4,385	244
Inventories	152,769	136,088
Prepaid expenses and other	3,247	4,144
Deferred income taxes	6,110	6,014

Total current assets	227,535	226,243

Property, plant and equipment, at cost	166,584	163,709
Less, accumulated depreciation	(84,351)	(81,358)

Property, plant and equipment, net	82,233	82,351

Goodwill	18,132	18,132
Cash value of life insurance, net of loans of $15,000	27,693	25,162
Real estate held for sale	60	60
Other	5,708	5,775

Total assets	$361,361	$357,723

See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)
(in thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Liabilities
Current liabilities:
Short-term borrowings	$2,940	$20,000
Accounts payable, trade	59,206	33,805
Accrued income taxes	-	2,479
Accrued expenses and other liabilities	43,223	39,466
Floorplan notes payable	6,542	6,986
Current portion of long-term debt	2,242	2,195

Total current liabilities	114,153	104,931

Long-term debt	14,304	14,943
Deferred income taxes	3,512	3,512
Postretirement deferred compensation benefits	10,052	9,724
Other	142	195

Total liabilities	142,163	133,305

Shareholders’ equity
Common shares, without par value:
authorized 60,000 shares; issued 2005 - 21,122 shares and 2004 - 21,108 shares	92,008	91,850
Additional paid-in capital	7,772	8,894
Retained earnings	179,577	184,284
Treasury shares, at cost: 2005 - 5,295 shares
and 2004 - 5,384 shares	(58,463)	(59,002)
Unearned compensation	(1,632)	(1,700)
Accumulated other comprehensive income (loss)	(64)	92

Total shareholders’ equity	219,198	224,418

Total liabilities and shareholders’ equity	$361,361	$357,723

See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net sales	$208,978	$231,138	$414,095	$428,603
Cost of sales	184,868	195,500	368,824	368,648
Gross profit	24,110	35,638	45,271	59,955

Operating expenses:
Delivery	10,519	10,337	20,376	19,136
Selling	8,675	8,277	16,572	15,208
General and administrative	8,648	9,334	14,019	18,589
Gain on sale of properties, net	(45)	(69)	(49)	(1,079)
Total operating expenses	27,797	27,879	50,918	51,854

Operating income (loss)	(3,687)	7,759	(5,647)	8,101

Nonoperating (income) expense:
Interest expense	846	478	1,928	891
Investment income	(440)	(347)	(1,257)	(1,275)
Other income, net	(218)	(26)	(293)	(86)
Total nonoperating (income) expenses	188	105	378	(470)

Income (loss) from continuing operations before income taxes	(3,875)	7,654	(6,025)	8,571
Income taxes (credit)	(2,405)	2,579	(3,169)	2,909
Net income (loss) from continuing operations	(1,470)	5,075	(2,856)	5,662

Discontinued operations:
Income from operations of discontinued entity (net of taxes)	-	109	-	164
Net income (loss)	$(1,470)	$5,184	$(2,856)	$5,826

Earnings per share - Basic
Continuing operations	$(.09)	$.33	$(.18)	$.37
Discontinued operations	-	.01	-	.01
Net earnings per share	$(.09)	$.34	$(.18)	$.38

Earnings per share - Diluted
Continuing operations	$(.09)	$.33	$(.18)	$.36
Discontinued operations	-	.01	-	.01
Net earnings per share	$(.09)	$.34	$(.18)	$.37

Number of common shares used in computation of earnings per share:
Basic	15,546	15,468	15,540	15,464
Diluted	15,546	15,542	15,540	15,545

Cash dividends per common share	$.06	$.06	$.06	$.06

See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)
	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$(2,856)	$5,826
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	4,463	4,817
Provision for doubtful receivables, net of recoveries	418	(9)
Gain on sale of properties and other assets	(49)	(1,079)
Increase in cash surrender value of life insurance policies	(385)	(1,008)
Net realized and unrealized (gains) losses on marketable securities and derivatives	(369)	289
Deferred income tax benefit	(96)	(622)
Tax benefit from stock options exercised	3	14
Other	(266)	640
Changes in certain assets and liabilities:
Trade receivables	6,477	(17,018)
Inventories	(16,681)	(22,734)
Prepaid expenses and other	897	1,197
Accounts payable, trade	25,401	10,920
Income taxes - accrued and refundable	(6,620)	(82)
Accrued expenses and other liabilities	3,313	7,782
Net cash provided by (used in) operating activities	13,650	(11,067)

Cash flows from investing activities:
Proceeds from sales of marketable securities	1,933	1,199
Proceeds from sale of property and other assets	77	2,393
Investments in marketable securities	(2,119)	(1,458)
Purchases of property and equipment	(4,338)	(6,413)
Other	32	(863)
Net cash used in investing activities	(4,415)	(5,142)

Cash flows from financing activities:
Proceeds from short-term borrowings	232	28,500
Payments of short-term borrowings	(17,292)	(8,000)
Proceeds from long-term debt	224	-
Payments of long-term debt	(816)	(264)
Issuance of common shares under stock incentive plans	181	234
Cash dividends paid	(1,887)	(1,873)
Other	36	-
Net cash provided by (used in) financing activities	(19,322)	18,597

Increase (decrease) in cash and cash equivalents	(10,087)	2,388

Cash and cash equivalents:
Beginning of period	14,992	6,408
End of period	$4,905	$8,796

See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

2. SEGMENT INFORMATION

The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting, which disaggregates its business by product category. The Company’s two reportable segments are recreational vehicles, including related parts and supplies, and housing and building. The Company evaluates the performance of its segments and allocates resources to them based on performance. Differences between reported segment amounts and corresponding consolidated totals represent corporate expenses for administrative functions and income or expenses relating to property and equipment or other items that are not allocated to segments.

The table below presents information about segments used by the chief operating decision maker of the Company for the three and six month periods ended June 30, 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net sales
Recreational Vehicles	$145,737	$162,713	$303,044	$312,914
Housing and Building	63,241	68,425	111,051	115,689

Total	$208,978	$231,138	$414,095	$428,603

Gross profit
Recreational Vehicles	$8,508	$18,326	$20,428	$32,349
Housing and Building	15,669	17,144	24,843	27,404
Other	(67)	168	-	202

Total	$24,110	$35,638	$45,271	$59,955

Operating expenses
Recreational Vehicles	$14,400	$12,772	$27,801	$23,530
Housing and Building	13,595	14,042	26,680	26,786
Other	(198)	1,065	(3,563)	1,538

Total	$27,797	$27,879	$50,918	$51,854

Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Operating income (loss)
Recreational Vehicles	$(5,892)	$5,554	$(7,373)	$8,819
Housing and Building	2,074	3,102	(1,837)	618
Other	131	(897)	3,563	(1,336)

Total	$(3,687)	$7,759	$(5,647)	$8,101

Pre-tax income (loss) from
continuing operations
Recreational Vehicles	$(6,063)	$5,539	$(7,733)	$8,794
Housing and Building	1,979	3,053	(1,978)	756
Other	209	(938)	3,686	(979)

Total	$(3,875)	$7,654	$(6,025)	$8,571

	June 30,	December 31,
	2005	2004

Total assets
Recreational Vehicles	$184,305	$174,101
Housing and Building	110,326	111,099
Other	66,730	72,523

Total	$361,361	$357,723

3. INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2005	2004

Raw materials	$37,482	$39,524
Work in process	22,646	21,173
Improved lots	2,239	2,236
Finished goods	90,402	73,155

Total	$152,769	$136,088

Index

4. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2005	2004

Wages, salaries, bonuses and commissions	$2,902	$5,366
Dealer incentives, including volume
bonuses, dealer trips, interest
reimbursement, co-op advertising and
other rebates	2,579	5,119
Warranty	10,780	10,140
Insurance-products and general liability,
workers’ compensation, group health and other	7,139	5,589
Customer deposits and unearned revenues	9,550	7,340
Other current liabilities	10,273	5,912

Total	$43,223	$39,466

During the three-month period June 30, 2005, approximately 120 salaried positions were eliminated throughout the Company. Severance costs related to the eliminations were $0.4 million, of which $0.2 million had been paid as of June 30 and $0.2 million is accrued at June 30 and will be paid by September 30, 2005.

Changes in the Company’s warranty liability during the three and six-month periods ended June 30 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Balance of accrued warranty at beginning of period	$10,316	$9,484	$10,140	$8,658

Warranties issued during the period and changes in liability for pre-existing warranties	6,267	6,114	11,543	11,838

Cash settlements made during the period	(5,803)	(5,088)	(10,903)	(9,986)

Balance of accrued warranty at June 30	$10,780	$10,510	$10,780	$10,510

Index

5. EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and awards. Basic and diluted earnings per share for the three and six-month periods ended June 30 were calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Numerator:
Net income (loss) applicable to common stock	$(1,470)	$5,184	$(2,856)	$5,826

Denominator:
Number of shares outstanding, end of period:
Common stock	15,827	15,672	15,827	15,672
Effect of weighted average
contingently issuable shares
outstanding during period	(272)	(198)	(232)	(149)
Effect of weighted average shares
outstanding during period	(9)	(6)	(55)	(59)
Weighted average number of
common shares used in basic EPS	15,546	15,468	15,540	15,464
Effect of dilutive securities,
stock options and awards	-	74	-	81
Weighted average number of
common shares used in
diluted EPS	15,546	15,542	15,540	15,545

As the Company reported a net loss for the three and six-month periods ended June 30, 2005, the dilutive effect of stock options and awards did not enter into the computation of diluted earnings per share because their inclusion would have been antidilutive.

For the three and six-month periods ended June 30, 2004, outstanding stock options covering 85,800 and 12,000 shares, respectively, were not included in the computation of diluted earnings per share because their exercise price was greater than the average market prices for the periods and their inclusion would have been antidilutive.

Index

6. COMPREHENSIVE INCOME (LOSS)

The changes in components of comprehensive income for the three and six-month periods ended June 30 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income (loss)	$(1,470)	$5,184	$(2,856)	$5,826
Unrealized losses on securities held for sale, net of taxes	(57)	61	(188)	(146)
Unrealized gains (losses) on cash flow hedges, net of taxes	(27)	118	32	75

Comprehensive income (loss)	$(1,554)	$5,363	$(3,012)	$5,755

As of June 30, 2005 and 2004, the accumulated other comprehensive income (loss), net of tax, relating to unrealized gains (losses) on securities available for sale was $0 and $304,000, respectively, and relating to deferred losses on cash flow hedges was ($64,000) and ($85,000), respectively.

7. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Obligation to Purchase Consigned Inventories

The Company obtains vehicle chassis for its recreational vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until either assigned to a unit in the production process or 90 days have passed. At the earlier of these dates, the Company is obligated to purchase the chassis and it is recorded as inventory. At June 30, 2005 and December 31, 2004, consigned chassis inventory approximated $38.3 million and $29.7 million, respectively.

Repurchase Agreements

The Company was contingently liable at June 30, 2005 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company’s independent dealers in connection with their purchase of the Company’s recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer’s default. Products repurchased from dealers under these agreements are accounted for as a reduction in revenue at the time of repurchase. Although the estimated contingent liability approximates $288 million at June 30, 2005 ($298 million at December 31, 2004), the risk of loss resulting from these agreements is spread over the Company’s numerous dealers and is further reduced by the resale value of the products repurchased. Based on losses previously experienced under these obligations, the Company has established a reserve for estimated losses under repurchase agreements. At June 30, 2005, $0.4 million ($0.3 million at December 31, 2004) was recorded as an accrual for estimated losses under repurchase agreements.

Index

The Company was also contingently liable at June 30, 2005 to a financial institution on repurchase agreements in connection with financing provided by the institution to certain of the Company’s independent home builders in connection with their purchase of the Company’s housing products. This agreement provides for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a builder’s default. Products repurchased from builders under this agreement are accounted for as a reduction in revenue at the time of repurchase. Although the estimated contingent liability approximates $8.0 million at June 30, 2005 ($4.5 million at December 31, 2004), the risk of loss resulting from these agreements is spread over the Company’s numerous builders and is further reduced by the resale value of the products repurchased. The Company has evaluated the potential for losses under this agreement and has recorded an accrual of $0.1 million at June 30, 2005 ($0.1 million at December 31, 2004) for estimated losses under the repurchase agreement.

Corporate Guarantees

During 2003, the Company entered into an agreement with a financial institution to form a private-label financing program to provide wholesale inventory financing to the Company’s dealers in the Recreational Vehicles Segment. The agreement provides for a preferred program that provides financing that is subject to the standard repurchase agreement described above. In addition, the agreement provides for a reserve pool whereby the financial institution makes available an aggregate line of credit not to exceed $40 million that will provide financing for dealers that may not otherwise qualify for credit approval under the preferred program. No dealer being provided financing from the reserve pool can receive an aggregate line of credit exceeding $5 million. In addition to the standard repurchase agreement described above, for the remainder of 2005 the Company will be liable to the financial institution for a maximum of $3.1 million of aggregate losses, as defined by the agreement, incurred by the financial institution on designated dealers with higher credit risks that are accepted into the reserve pool financing program. Thereafter, the Company will be liable to the financial institution for the first $2 million of aggregate losses annually. The total amount financed under the reserve pool arrangement totaled approximately $11.3 million at June 30, 2005 ($19.2 million at December 31, 2004). The Company has recorded a loss reserve of $0.1 million at June 30, 2005 ($0.3 million at December 31, 2004) associated with these guarantees.

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

In addition, the Company is liable under a guarantee to a financial institution for model home financing provided to certain independent builders doing business with the Company’s Housing and Building Segment. The amount outstanding under this agreement at June 30, 2005 is $0.9 million ($1.2 million at December 31, 2004). Any losses incurred under this guarantee would be offset by the proceeds from the resale of the model home and losses are limited to 20% of the original contract price, and cannot exceed $2.0 million. As of June 30, 2005, no losses have been incurred by the Company under the model home financing program.

Financing Obligation

During 2004, the Company entered into an agreement to provide financing of up to $4.9 million to a developer for the construction of a hotel. After the construction loan financing period, as defined in the agreement, the construction loan may be converted to a term loan for a period of two years, provided the terms and conditions of the agreement are met. The loans are collateralized by a first priority interest in all tangible and intangible property of the borrower. As of June 30, 2005, the Company has provided $2.0 million in financing to the developer.

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

On March 21, 2005, the Company entered into a settlement agreement with The Coleman Company, Inc. to resolve the licensing agreement suit. Pursuant to the settlement agreement, the Company has received $4,425,000 from The Coleman Company, Inc. in exchange for releasing all claims in the suit. The settlement of $4,425,000 was paid in two installments of $2,212,500, one of which was received by the Company on March 23, 2005 and the second of which was received on April 20, 2005, plus interest. In addition, the agreement provides for the potential of an additional payment of $500,000 if certain provisions of the agreement are breached. The settlement of $4,425,000 was reflected in the first quarter results as a reduction of $1,721,000 to cost of sales and a reduction of $461,000 to operating expenses at the RV Segment plus a reduction of $2,243,000 to the Company’s general and administrative expenses.

During the three months ended June 30, 2005, the Company settled a personal injury suit for $5,000,000, $1,000,000 of which has been paid by the Company’s primary insurance carrier. The Company’s self-insured retention is $250,000. Although the excess carrier has currently denied coverage, the Company believes it is probable that the excess carrier will ultimately be required to honor its obligation to fund the remaining settlement costs of $3,750,000. As of June 30, 2005, the Company has paid $1,500,000 in addition to the amount paid by its primary carrier and has recorded an other current liability of $2,500,000 to recognize the remaining amount to be paid on the settlement and the $250,000 retention. Due to the probable coverage of the claim by the excess carrier, a receivable of $3,750,000 has been recorded as an other current receivable.

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

8. STOCK-BASED COMPENSATION

In 2003, the Company adopted the Performance Based Restricted Stock Plan to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. The plan is accounted for in accordance with the variable plan accounting provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and therefore awards are expensed based upon the fair value of the estimated shares to be earned over the vesting period. The exact number of shares that each employee will receive is dependent on the Company’s performance, with respect to net income, over a three-year period. The weighted-average grant-date fair value was $13.60 in 2005 and $16.65 in 2004, for the shares awarded under the plan during the respective years. The market value of the shares awarded is recognized as unearned compensation in the consolidated statements of shareholders’ equity and is amortized to operations over the vesting period. During the first quarter of 2005, the Company determined that it was probable that the performance requirements of the 2003 Plan would not be achieved and as a result, reversed the expenses which had been previously recorded related to this plan. For the three months ended June 30, 2005, the Company amortized $48,000 to compensation expense related to the 2004 and 2005 Plans. For the six months ended June 30, 2005, the Company reduced compensation expense, which is a component of general and administrative expenses, by $710,000 related to these programs. The Company amortized $217,000 and $435,000 to compensation expense for the three and six-month periods ended June 30, 2004.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Net income (loss), as reported	$(1,470)	$5,184	$(2,856)	$5,826

Add: Stock-based compensation expense under variable plan included in reporting net income, net of taxes	(23)	144	(512)	288

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1)	(208)	290	(415)

Pro forma net income (loss)	$(1,494)	$5,120	$(3,078)	$5,699

Net earnings per share:

Basic - as reported	$(.09)	$.34	$(.18)	$.38
Basic - pro forma	$(.10)	$.33	$(.20)	$.37

Diluted - as reported	$(.09)	$.34	$(.18)	$.37
Diluted - pro forma	$(.10)	$.33	$(.20)	$.37

Index

9. INCOME TAXES

For the second quarter ended June 30, 2005, the effective tax credit was 62.1% and the year-to-date credit was 52.6% compared with a 2004 second quarter and year-to-date tax rate from continuing operations of 33.7% and 33.9%, respectively. The Company’s effective tax rate fluctuates based upon income levels, the states where sales occur, the amount of export sales and the impact of nontaxable dividend on investments.

In addition, the Company has recently completed a project to identify eligible research and development (“R&D”) expenditures for the purpose of filing amended Federal and Indiana income tax returns to claim tax credits for eligible R&D activities. The Company is in the process of preparing those amended income tax returns for 1999 - 2003 which will reflect refund claims for R&D tax credits. In addition, the Company’s 2004 Federal and Indiana income tax returns, when filed, will also include R&D tax credits which were not considered in the calculation of the 2004 income tax provision. During the quarter ended June 30, 2005, the Company recorded $1.5 million of tax refunds receivable, applicable to estimated refunds for prior years’ R&D tax credits, with a related credit to the 2005 income tax provision. The prior years’ R&D tax credits, recorded in the current year, increased the Company’s effective tax benefit rate by 38.5% for the quarter and 24.7% for the 2005 year-to-date. In addition, the Company expects that its effective tax rate for 2005 will be favorably impacted by 3.6% for estimated current year’s R&D tax credits and by 0.8% for additional tax deductions provided to manufacturers under the 2004 American Jobs Creation Act.

10. NEW ACCOUNTING PRONOUNCEMENTS

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

A summary of the changes in the principal items included in the consolidated statements of operations is shown below (dollar amounts in thousands).

	Comparison of
	Three Months		Six Months
	Ended June 30, 2005 and 2004
	Increase (Decrease)
	Amount	Percentage	Amount	Percentage

Net sales	$(22,160)	(9.6)%	$(14,508)	(3.4)%

Cost of sales	(10,632)	(5.4)	176	0.0

Delivery expenses	182	1.8	1,240	6.5

Selling expenses	398	4.8	1,364	9.0

General and administrative expenses	(686)	(7.3)	(4,570)	(24.6)

Gain on sale of properties, net	(24)	(34.8)	(1,030)	(95.5)

Interest expense	368	77.0	1,037	116.4

Investment income	93	26.8	(18)	(1.4)

Other income, net	192	n/m	207	n/m

Income (loss) from continuing operations before income taxes	(11,529)	(150.6)	(14,596)	(170.3)

Income taxes (credit)	(4,984)	(193.3)	(6,078)	(208.9)

Net income (loss) from continuing operations	(6,545)	(129.0)	(8,518)	(150.4)

Income from operations of discontinued entity, net of taxes	(109)	(100.0)	(164)	(100.0)

Net income (loss)	(6,654)	(128.4)	(8,682)	(149.0)

Index

NET SALES

Consolidated net sales for the quarter ended June 30, 2005 were $209.0 million, a decrease of $22.2 million, or 9.6%, from the $231.1 million reported for the corresponding quarter last year. Net sales for the six months were $414.1 million, representing a decrease of 3.4%, or $14.5 million, reported for the same period in 2004. The Company’s Recreational Vehicles Segment experienced a net sales decrease of 10.4% for the quarter and a decrease of 3.2% for the six-month period. Wholesale unit shipments for the RV Segment decreased 13.5% during the second quarter of 2005 and 12.3% for the six-month period. Wholesale unit shipments of motorized products decreased 21.2% and 15.2% for the three and six-month periods ended June 30, 2005, respectively, while wholesale unit shipments of towable products were down 10.1% and 10.9% for the three and six-month periods ended June 30, 2005, respectively. Backlog for the RV Segment increased 19.4% to $88.6 million from $74.2 million at the end of the second quarter of 2004.

The Company’s Housing and Building Segment experienced a net sales decrease for the quarter ended June 30, 2005 of 7.6% and a decrease of 4.0% for the six-month period. The decreases in sales dollars were principally attributable to wholesale unit shipments being down 19.2% for the quarter and down 13.8% for the six-month period ended June 30. The Housing and Building Segment continued to experience an increase in the average sales price per unit, thereby partially offsetting the reductions in shipments. Backlog for the Housing and Building Segment as of June 30, 2005 has decreased 19.4% to $56.2 million, compared with $69.7 million at June 30, 2004.

COST OF SALES

Cost of sales decreased 5.4%, or $10.6 million, for the three months ended June 30, 2005. For the six-month period, cost of sales was $0.2 million greater in 2005 than 2004. As a percentage of net sales, cost of sales was 88.5% and 89.1% for the three and six-month periods ended June 30, 2005 compared to 84.6% and 86.0% for the three and six months ended June 30, 2004. The change in the dollar amount of cost of sales in the current quarter and six-month periods is attributable to the decrease in sales dollars offset by higher labor, which included severance expenses, insurance, and workers’ compensation costs. In addition, reductions in the production levels caused lower overhead absorption and labor inefficiencies.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include delivery, selling, general and administrative expenses, were 13.3% and 12.3% for the 2005 quarter and six-month periods compared to 12.1% and 12.4% for the 2004 quarter and six-month periods. As a percentage of sales, delivery expenses increased by 0.5 and 0.4 percentage points for the three and six-month periods of 2005 as compared to the prior year three and six-month periods. The increase in delivery expense during the quarter and six-month period was primarily related to higher fuel costs and higher utilization of outside carriers for delivery services.

Selling expenses were 4.2% of net sales for the 2005 quarter compared to 3.6% of net sales for the three-month period ended June 30, 2004. For the six-month periods, selling expenses were 4.0% of net sales for 2005 compared to 3.5% of net sales for 2004. The increase in selling expense dollars and as a percentage of net sales during the quarter and six months ended June 30, 2005 is related to increased personnel costs and increased expenses related to travel, new product shows, and promotional expenses.

General and administrative expenses were 4.1% of net sales for the quarter compared to 4.0% for the 2004 corresponding quarter and 3.4% of net sales for the six-month period compared to 4.3% for 2004. For the second quarter, general and administrative expense dollars decreased, although as a percentage of net sales, the expenses increased 0.1 percentage points. The decrease in dollars for the three-month period was primarily a result of reduced payroll related costs. The decrease in both dollars and as a percentage of net sales of general and administrative expenses for the six-month period was primarily related to the first quarter 2005 settlement of the Company’s dispute over an RV licensing agreement with The Coleman Company, Inc. which reduced operating expenses by $2,704,000, the first quarter 2005 reversal of expenses related to the 2003 Performance Based Restricted Stock Plan grant due to the probable failure to meet the Plan’s required thresholds for payment which reduced operating expenses by $758,000 and reduced payroll related costs.

Index

GAIN ON THE SALE OF PROPERTIES, NET

There were no significant gains or losses from property transactions for the three or six months ended June 30, 2005. For the six months ended June 30, 2004, the gain on the sale of properties was $1.1 million. In late March 2004, Coachmen RV Company sold its 70,000 square-foot facility in Goshen, Indiana, and moved production to a newly acquired replacement facility located five miles north of its Middlebury, Indiana complex. There were no significant gains or losses from property transactions for the three months ended June 30, 2004.

INTEREST EXPENSE

Interest expense was $846,000 and $1,928,000 for the three and six-month periods ended June 30, 2005 compared to $478,000 and $891,000 in the same periods last year. Interest expense increased based on the higher amount of average outstanding long-term debt, borrowings on the Company’s revolving credit facility and higher applicable interest rates.

INVESTMENT INCOME

There was a net investment income of $440,000 for the quarter ended June 30, 2005 compared to $347,000 in the same quarter of 2004. For the six-month period, the net investment income of $1,257,000 compared to investment income of $1,275,000 in the previous year. The investment income for the three-month period ended June 30, 2005 and 2004 was principally attributable to earnings of the life insurance policies held and realized gains on the sale of preferred stock. The investment income for the six-month period ended June 30, 2005 was also attributable to earnings of the life insurance policies held and realized gains on the sale of preferred stock. The investment income for the six-month period ended June 30, 2004 was attributable to a cumulative preferred dividend of $536,000 from a utility company emerging from bankruptcy and earnings of the life insurance policies held.

OTHER INCOME, NET

Other income, net, represents income of $218,000 for the second quarter of 2005 and income of $26,000 for the same quarter of the previous year. For the six-month period, other income, net for 2005 was $293,000 compared to income of $86,000 in 2004. No items of significance caused the variances between the comparable quarters.

INCOME TAXES

For the second quarter ended June 30, 2005, the effective tax credit was 62.1% and the year-to-date credit was 52.6% compared with a 2004 second quarter and year-to-date tax rate from continuing operations of 33.7% and 33.9%, respectively. The Company’s effective tax rate fluctuates based upon income levels, the states where sales occur, the amount of export sales and the impact of nontaxable dividend on investments.

In addition, the Company has recently completed a project to identify eligible research and development (“R&D”) expenditures for the purpose of filing amended Federal and Indiana income tax returns to claim tax credits for eligible R&D activities. The Company is in the process of preparing those amended income tax returns for 1999 - 2003 which will reflect refund claims for R&D tax credits. In addition, the Company’s 2004 Federal and Indiana income tax returns, when filed, will also include R&D tax credits which were not considered in the calculation of the 2004 income tax provision. During the quarter ended June 30, 2005, the Company recorded $1.5 million of tax refunds receivable, applicable to estimated refunds for prior years’ R&D tax credits, with a related credit to the 2005 income tax provision. The prior years’ R&D tax credits, recorded in the current year, increased the Company’s effective tax benefit rate by 38.5% for the quarter and 24.7% for the 2005 year-to-date. In addition, the Company expects that its effective tax rate for 2005 will be favorably impacted by 3.6% for estimated current year’s R&D tax credits and by 0.8% for additional tax deductions provided to manufacturers under the 2004 American Jobs Creation Act.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains a $35 million, unsecured revolving credit facility to meet its seasonal working capital needs. At June 30, 2005, there were outstanding borrowings of $2.9 million against this bank line of credit. At December 31, 2004, there were short-term borrowings of $20.0 million outstanding. During 2004, the Company also borrowed against the cash surrender value of the Company’s investments in life insurance contracts. As of June 30, 2005 and December 31, 2004, $15 million had been borrowed against the cash surrender value of Company owned life insurance contracts.

Index

At June 30, 2005, working capital decreased to $113.4 million from $121.3 million at December 31, 2004. The $1.3 million increase in current assets at June 30, 2005 versus December 31, 2004 was primarily due to increased inventories and refundable income taxes, offset by decreases in cash and cash equivalents and trade receivables. The increase in current liabilities of $9.2 million was substantially due to increased trade payables and other accrued expenses offset by a decrease in short-term borrowings.

Management believes that the Company’s existing cash and cash equivalents as of June 30, 2005, together with its available revolving credit facility and cash expected to be generated from future operations, will be sufficient to fund future planned capital expenditures and other operating cash requirements for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company's estimates. However, actual results may differ from these estimates under different assumptions or conditions. A summary of the Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company’s 10-K report for the year ended December 31, 2004. During the first six months of fiscal 2005, there was no material change in the accounting policies and assumptions previously disclosed.

FORWARD-LOOKING STATEMENTS

This Form 10-Q Report contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management’s expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks and uncertainties, and are dependent on various factors, many of which are outside the control of the Company. These uncertainties and other factors include, but are not limited to, the potential fluctuations in the Company’s operating results; the availability for floorplan financing for the Company's recreational vehicle dealers and corresponding availability of cash to the Company; overcapacity and discounting in the recreational vehicle industry; the impact of performance on the valuation of intangible assets; the availability and price of gasoline and diesel fuel, which can impact the sale of recreational vehicles; price volatility of raw materials used in production; the Company's dependence on chassis and appliance suppliers, which are used in the production of many of the Company's recreational vehicle products; interest rates, which affect the affordability of the Company's products; the availability and cost of real estate for residential housing; the ability of the Housing and Building Segment to perform in new market segments where it has limited experience; potential liabilities under repurchase agreements and guarantees; changing government regulations, such as those covering accounting standards; environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability; legislation governing the relationships of the Company with its recreational vehicle dealers, which may affect the Company’s options and liabilities in the event of a general economic downturn; consolidation of distribution channels in the recreational vehicle industry; the impact of consumer confidence and economic uncertainty on high-cost discretionary product purchases, which can hinder the sales of recreational vehicles; the demand for commercial structures in the various industries that the Housing and Building Segment serves; and also on the state of the recreational vehicle and housing industries in the United States. Other factors affecting forward-looking statements include changes in property taxes and energy costs, changes in federal income tax laws and federal mortgage financing programs, changes in public policy, competition in these industries, the Company’s ability to increase gross margins which are critical to profitability whether there are or are not increased sales, the Company’s use of incentives at either the wholesale or retail level, further developments in the war on terrorism and related international crises, oil supplies, and other risks and uncertainties. In addition, investors should be aware that generally accepted accounting principles prescribe when a company must disclose or reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain accounting periods. The foregoing lists are not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. During the first six months of 2005, the Company has utilized its revolving credit facility to meet short-term working capital needs. The Company had $2.9 million outstanding against the revolving credit facility on June 30, 2005.

In January of 2003, the Company entered into various interest rate swap agreements that became effective beginning in October of 2003. These swap agreements, which are designated as cash flow hedges for accounting purposes, effectively convert a portion of the Company’s variable-rate borrowings to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. The fair value of the Company’s interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. A loss of $27,000, net of taxes, attributable to changes in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive income (loss) during the second quarter of 2005. Total accumulated gain on the swap agreements for the six-month period ended June 30, 2005 was $32,000. If in the future the interest rate swap agreements were determined to be ineffective or were terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive income (loss).

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.

During the second quarter of 2005, the Company established a shared service center for the processing of accounts payable for its Recreational Vehicle Segment. Other than the establishment of this shared service center, there have been no changes during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Subsequent to the end of the second quarter, the shared service center also began processing of accounts payable for the Housing and Building Segment.

Index

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of the shareholders of Coachmen Industries, Inc. was held on May 5, 2005.

(b)	The following nominees were elected Directors for three-year terms expiring in 2008:

Geoffrey B. Bloom
William P. Johnson
Rex Martin

(c)	The tabulation of votes for each Director nominee was as follows:

	For	Withheld

Geoffrey B. Bloom	14,923,107	55,028
William P. Johnson	13,875,130	1,103,005
Rex Martin	14,454,746	523,389

The terms of office of the following directors continued after the meeting:

Donald W. Hudler, Philip G. Lux, Claire C. Skinner, Robert J. Deputy, Edwin W. Miller

Item 6. Exhibits

See Index to Exhibits incorporated by reference herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COACHMEN INDUSTRIES, INC.
(Registrant)

Date: August 8, 2005	By:	/s/ Claire C. Skinner
Claire C. Skinner, Chairman of the
Board and Chief Executive Officer

Date: August 8, 2005	By:	/s/ Joseph P. Tomczak
Joseph P. Tomczak, Executive Vice
President and Chief Financial Officer

Date: August 8, 2005	By:	/s/ Colleen A. Zuhl
Colleen A. Zuhl, Vice President
and Controller

Index

INDEX TO EXHIBITS
Number Assigned
In Regulation
S-K, Item 601  Description of Exhibit

3(a)(i) Articles of Incorporation of the Company as amended on May 30, 1995 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

3(a)(ii) Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4.2 to the Company's Form S-3 Registration Statement, File No. 333-14579)

3(b) By-Laws as modified through March 1, 2005 (incorporated by reference to the Company's Form 8-K filed March 4, 2005)

10(e) Coachmen Industries, Inc. Supplemental Deferred Compensation Plan (Amended and Restated as of January 1, 2003)

31.1 Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13(a)-14(a)/15(d)-14(a)

31.2 Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13(a)-14(a)/15(d)-14(a)

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350