Form 10-Q
period 2005-09-30
COACHMEN INDUSTRIES INC
filed 2005-11-02
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At October 31, 2005:

Common Shares, without par value 15,817,263 shares outstanding including an equivalent number of common share purchase rights.

FORM 10-Q

INDEX
Page No.
Part I. Financial Information

Financial Statements:

Consolidated Balance Sheets-	3-4
September 30, 2005 and December 31, 2004

Consolidated Statements of Operations-	5
Three and Nine Months Ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows-	6
Nine Months Ended September 30, 2005 and 2004

Notes to Consolidated Financial Statements	7-16

Management’s Discussion and Analysis of Financial	17-22
Condition and Results of Operations

Quantitative and Qualitative Disclosures About Market Risk	23

Controls and Procedures	23

Part II. Other Information

Item 6. Exhibits	24

Signatures	25

Index to Exhibits	26

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,175	$14,992
Marketable securities	-	1,747
Trade receivables, less allowance for
doubtful receivables 2005 - $1,362
and 2004 - $919	43,366	58,805
Other receivables	2,415	4,209
Refundable income taxes	6,746	244
Inventories	129,738	136,088
Prepaid expenses and other	4,343	4,144
Deferred income taxes	10,054	6,014

Total current assets	212,837	226,243

Property, plant and equipment, at cost	153,657	163,709
Less, accumulated depreciation	(79,862)	(81,358)

Property, plant and equipment, net	73,795	82,351

Goodwill	18,132	18,132
Cash value of life insurance, net of loans of $15,000	28,293	25,162
Real estate held for sale	-	60
Other	5,582	5,775

Total assets	$338,639	$357,723

See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)
(in thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Liabilities
Current liabilities:
Short-term borrowings	$-	$20,000
Accounts payable, trade	49,459	33,805
Accrued income taxes	-	2,479
Accrued expenses and other liabilities	49,066	39,466
Floorplan notes payable	4,176	6,986
Current portion of long-term debt	2,217	2,195

Total current liabilities	104,918	104,931

Long-term debt	13,883	14,943
Deferred income taxes	1,157	3,512
Postretirement deferred compensation benefits	10,213	9,724
Other	38	195

Total liabilities	130,209	133,305

Shareholders’ equity
Common shares, without par value:
authorized 60,000 shares; issued 2005 - 21,128 shares and 2004 - 21,108 shares	92,102	91,850
Additional paid-in capital	5,769	8,894
Retained earnings	169,328	184,284
Treasury shares, at cost: 2005 - 5,311 shares
and 2004 - 5,384 shares	(58,558)	(59,002)
Unearned compensation	(191)	(1,700)
Accumulated other comprehensive income (loss)	(20)	92

Total shareholders’ equity	208,430	224,418

Total liabilities and shareholders’ equity	$338,639	$357,723

See Notes to Consolidated Financial Statements.

Index
Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net sales	$198,036	$232,310	$612,131	$660,913
Cost of sales	180,391	195,035	549,215	563,683
Gross profit	17,645	37,275	62,916	97,230

Operating expenses:
Delivery	10,596	11,515	30,972	30,651
Selling	7,431	8,367	24,003	23,575
General and administrative	10,423	8,853	24,442	27,442
Asset impairments	6,986	-	6,986	-
Gain on sale of properties, net	(255)	(189)	(304)	(1,268)
Total operating expenses	35,181	28,546	86,099	80,400

Operating income (loss)	(17,536)	8,729	(23,183)	16,830

Nonoperating (income) expenses:
Interest expense	971	551	2,899	1,442
Investment income	(355)	(533)	(1,612)	(1,808)
Other income, net	(137)	(234)	(430)	(320)
Total nonoperating (income) expenses	479	(216)	857	(686)

Income (loss) from continuing operations before income taxes	(18,015)	8,945	(24,040)	17,516
Income taxes (credit)	(8,669)	3,060	(11,838)	5,969
Net income (loss) from continuing operations	(9,346)	5,885	(12,202)	11,547

Discontinued operations:
Income from operations of discontinued entity (net of taxes)	-	55	-	220
Net income (loss)	$(9,346)	$5,940	$(12,202)	$11,767

Earnings per share - Basic
Continuing operations	$(.60)	$.38	$(.78)	$.75
Discontinued operations	-	-	-	.01
Net earnings per share	$(.60)	$.38	$(.78)	$.76

Earnings per share - Diluted
Continuing operations	$(.60)	$.38	$(.78)	$.75
Discontinued operations	-	-	-	.01
Net earnings per share	$(.60)	$.38	$(.78)	$.76

Number of common shares used in computation of earnings per share:
Basic	15,556	15,479	15,545	15,469
Diluted	15,556	15,544	15,545	15,545

Cash dividends per common share	$.06	$.06	$.18	$.18

See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$(12,202)	$11,767
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	6,638	6,973
Provision for doubtful receivables, net of recoveries	574	89
Provision for write-down of property to net realizable value	6,986	-
Gain on sale of properties and other assets	(304)	(1,268)
Increase in cash surrender value of life insurance policies	(923)	(504)
Net realized and unrealized (gains) losses on marketable securities and derivatives	(325)	147
Deferred income tax benefit	(6,395)	(684)
Tax benefit from stock options exercised	5	23
Other	(876)	1,964
Changes in certain assets and liabilities:
Trade receivables	16,659	(7,036)
Inventories	6,350	(48,514)
Prepaid expenses and other	(199)	(243)
Accounts payable, trade	14,720	19,334
Income taxes - accrued and refundable	(8,981)	1,417
Accrued expenses and other liabilities	6,790	5,518
Net cash provided by (used in) operating activities	28,517	(11,017)

Cash flows from investing activities:
Proceeds from sales of marketable securities	1,933	1,932
Proceeds from sale of property and other assets	395	2,618
Investments in marketable securities	(2,181)	(2,476)
Purchases of property and equipment	(5,046)	(13,235)
Other	140	(1,281)
Net cash used in investing activities	(4,759)	(12,442)

Cash flows from financing activities:
Proceeds from short-term borrowings	232	28,500
Payments of short-term borrowings	(20,232)	(8,917)
Proceeds from long-term debt	241	8,012
Payments of long-term debt	(1,279)	(572)
Issuance of common shares under stock incentive plans	283	458
Cash dividends paid	(1,887)	(2,814)
Other	67	-
Net cash provided by (used in) financing activities	(22,575)	24,667

Increase in cash and cash equivalents	1,183	1,208

Cash and cash equivalents:
Beginning of period	14,992	6,408
End of period	$16,175	$7,616

See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

2.  SEGMENT INFORMATION

The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting, which disaggregates its business by product category. The Company’s two reportable segments are Recreational Vehicles, including related parts and supplies, and Housing and Building. The Company evaluates the performance of its segments based primarily on net sales and pretax income and allocates resources to them based on performance. Differences between reported segment amounts and corresponding consolidated totals represent corporate expenses for administrative functions and income or expenses relating to property and equipment or other items that are not allocated to segments.

The table below presents information about segments used by the chief operating decision maker of the Company for the three and nine-month periods ended September 30, 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net sales
Recreational Vehicles	$133,545	$157,634	$436,590	$470,548
Housing and Building	64,491	74,676	175,541	190,365

Total	$198,036	$232,310	$612,131	$660,913

Gross profit
Recreational Vehicles	$2,215	$17,397	$22,643	$49,746
Housing and Building	15,430	19,878	40,273	47,282
Other	-	-	-	202

Total	$17,645	$37,275	$62,916	$97,230

Operating expenses
Recreational Vehicles	$17,252	$13,237	$45,053	$36,767
Housing and Building	19,817	15,360	46,496	42,146
Other	(1,888)	(51)	(5,450)	1,487

Total	$35,181	$28,546	$86,099	$80,400

Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Operating income (loss)
Recreational Vehicles	$(15,037)	$4,160	$(22,410)	$12,979
Housing and Building	(4,387)	4,518	(6,223)	5,136
Other	1,888	51	5,450	(1,285)

Total	$(17,536)	$8,729	$(23,183)	$16,830

Pre-tax income (loss) from
continuing operations
Recreational Vehicles	$(15,373)	$4,147	$(23,106)	$12,941
Housing and Building	(4,408)	4,738	(6,386)	5,494
Other	1,766	60	5,452	(919)

Total	$(18,015)	$8,945	$(24,040)	$17,516

	September 30,	December 31,
	2005	2004

Total assets
Recreational Vehicles	$156,530	$174,101
Housing and Building	97,231	111,099
Other	84,878	72,523

Total	$338,639	$357,723

3.  INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2005	2004

Raw materials	$37,365	$39,524
Work in process	22,334	21,173
Improved lots	359	2,236
Finished goods	69,680	73,155

Total	$129,738	$136,088

Index

4.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2005	2004

Wages, salaries, bonuses and commissions	$3,918	$5,366
Dealer incentives, including volume
bonuses, dealer trips, interest
reimbursement, co-op advertising and
other rebates	3,202	5,119
Warranty	16,104	10,140
Insurance-products and general liability,
workers’ compensation, group health and other	6,612	5,589
Customer deposits and unearned revenues	8,775	7,340
Other current liabilities	10,455	5,912

Total	$49,066	$39,466

Changes in the Company’s warranty liability during the three and nine-month periods ended September 30 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Balance of accrued warranty at beginning of period	$10,780	$10,510	$10,140	$8,658

Warranties issued during the period and changes in liability for pre-existing warranties	12,114	5,024	23,657	16,862

Cash settlements made during the period	(6,790)	(5,114)	(17,693)	(15,100)

Balance of accrued warranty at September 30	$16,104	$10,420	$16,104	$10,420

Index

5.  EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and awards. Basic and diluted earnings per share for the three and nine-month periods ended September 30 were calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Numerator:
Net income (loss) applicable to common stock	$(9,346)	$5,940	$(12,202)	$11,767

Denominator:
Number of shares outstanding, end of period:
Common stock	15,817	15,706	15,817	15,706
Effect of weighted average contingently
issuable shares outstanding during period	(268)	(202)	(244)	(167)
Effect of weighted average shares
outstanding during period	7	(25)	(28)	(70)
Weighted average number of common shares
used in basic EPS	15,556	15,479	15,545	15,469
Effect of dilutive securities, stock options
and awards	-	65	-	76
Weighted average number of common shares
used in diluted EPS	15,556	15,544	15,545	15,545

As the Company reported a net loss for the three and nine-month periods ended September 30, 2005, the dilutive effect of stock options and awards did not enter into the computation of diluted earnings per share because their inclusion would have been antidilutive.

For both the three and nine-month periods ended September 30, 2004, outstanding stock options covering 85,400 shares were not included in the computation of diluted earnings per share because their exercise price was greater than the average market prices for the periods and their inclusion would have been antidilutive.

Index

6.  COMPREHENSIVE INCOME (LOSS)

The changes in components of comprehensive income (loss) for the three and nine-month periods ended September 30 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income (loss)	$(9,346)	$5,940	$(12,202)	$11,767
Unrealized losses on securities held for sale, net of taxes	-	(58)		(204)
Reclassification adjustment for realized gains included in net income			(188)
Unrealized gains (losses) on cash flow hedges, net of taxes	44	(44)	76	31

Comprehensive income (loss)	$(9,302)	$5,838	$(12,314)	$11,594

As of September 30, 2005 and 2004, the accumulated other comprehensive income (loss), net of tax, relating to unrealized gains (losses) on securities available for sale was $0 and $246,000, respectively, and relating to deferred losses on cash flow hedges was ($20,000) and ($129,000), respectively.

7.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

Obligation to Purchase Consigned Inventories

The Company obtains vehicle chassis for its recreational vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until either assigned to a unit in the production process or 90 days have passed. At the earlier of these dates, the Company is obligated to purchase the chassis and it is recorded as inventory. At September 30, 2005 and December 31, 2004, consigned chassis inventory approximated $31.4 million and $29.7 million, respectively.

Repurchase Agreements

The Company was contingently liable at September 30, 2005 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company’s independent dealers in connection with their purchase of the Company’s recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer’s default. Products repurchased from dealers under these agreements are accounted for as a reduction in revenue at the time of repurchase. Although the estimated contingent liability approximates $293 million at September 30, 2005 ($298 million at December 31, 2004), the risk of loss resulting from these agreements is spread over the Company’s numerous dealers and is further reduced by the resale value of the products repurchased. Based on losses previously experienced under these obligations, the Company has established a reserve for estimated losses under repurchase agreements. At September 30, 2005, $0.4 million ($0.3 million at December 31, 2004) was recorded as an accrual for estimated losses under repurchase agreements.

Index

The Company was also contingently liable at September 30, 2005 to a financial institution on repurchase agreements in connection with financing provided by the institution to certain of the Company’s independent home builders in connection with their purchase of the Company’s housing products. This agreement provides for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a builder’s default. Products repurchased from builders under this agreement are accounted for as a reduction in revenue at the time of repurchase. Although the estimated contingent liability approximates $12.6 million at September 30, 2005 ($4.5 million at December 31, 2004), the risk of loss resulting from these agreements is spread over the Company’s numerous builders and is further reduced by the resale value of the products repurchased. The Company has evaluated the potential for losses under this agreement and has recorded an accrual of $0.2 million at September 30, 2005 ($0.1 million at December 31, 2004) for estimated losses under the repurchase agreement.

Corporate Guarantees

During 2003, the Company entered into an agreement with a financial institution to form a private-label financing program to provide wholesale inventory financing to the Company’s dealers in the Recreational Vehicles Segment. The agreement provides for a preferred program that provides financing that is subject to the standard repurchase agreement described above. In addition, the agreement provides for a reserve pool whereby the financial institution makes available an aggregate line of credit not to exceed $40 million that will provide financing for dealers that may not otherwise qualify for credit approval under the preferred program. No dealer being provided financing from the reserve pool can receive an aggregate line of credit exceeding $5 million. In addition to the standard repurchase agreement described above, for the remainder of 2005 the Company will be liable to the financial institution for a maximum of $2.8 million of aggregate losses, as defined by the agreement, incurred by the financial institution on designated dealers with higher credit risks that are accepted into the reserve pool financing program. Thereafter, the Company will be liable to the financial institution for the first $2 million of aggregate losses annually. The total amount financed under the reserve pool arrangement totaled approximately $13.4 million at September 30, 2005 ($19.2 million at December 31, 2004). The Company has recorded a loss reserve of $0.2 million at September 30, 2005 ($0.3 million at December 31, 2004) associated with these guarantees.

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

In addition, the Company is liable under a guarantee to a financial institution for model home financing provided to certain independent builders doing business with the Company’s Housing and Building Segment. The amount outstanding under this agreement at September 30, 2005 is $0.6 million ($1.2 million at December 31, 2004). Any losses incurred under this guarantee would be offset by the proceeds from the resale of the model home and losses are limited to 20% of the original contract price, and cannot exceed $2.0 million. As of September 30, 2005, no losses have been incurred by the Company under the model home financing program.

Financing Obligation

During 2004, the Company entered into an agreement to provide financing of up to $4.9 million to a developer for the construction of a hotel. After the construction loan financing period, as defined in the agreement, the construction loan may be converted to a term loan for a period of two years, provided the terms and conditions of the agreement are met. The loans are collateralized by a first priority interest in all tangible and intangible property of the borrower. As of September 30, 2005, the Company has provided $2.1 million in financing to the developer.

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

During the three months ended June 30, 2005, the Company settled a personal injury suit for $5,000,000, $1,000,000 of which has been paid by the Company’s primary insurance carrier. The Company’s self-insured retention is $250,000. Although the excess carrier has currently denied coverage, the Company initially believed it was probable that the excess carrier would ultimately be required to honor its obligation to fund the remaining settlement costs of $3,750,000. As of June 30, 2005, the Company had paid $1,500,000 in addition to the amount paid by its primary carrier and had recorded an other current liability of $2,500,000 to recognize the remaining amount to be paid on the settlement and the $250,000 retention. Due to the probable coverage of the claim by the excess carrier, a receivable of $3,750,000 had been recorded as an other current receivable as of June 30, 2005.

During the third quarter, the Company’s suit against the excess carrier was moved from state court to federal court. This change in jurisdiction results in the Company’s assessment of prevailing against the excess carrier to now be less than probable. As a result, the $3,750,000 receivable that had been recorded in the second quarter was written off and charged to general and administrative expense in the third quarter.

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

Index

During the first quarter of 2005, the Company determined that it was probable that the performance requirements of the 2003 Plan would not be achieved and as a result, reversed the expenses that had been previously recorded related to this plan. During the third quarter of 2005, the Company determined that it was probable that the performance requirements of the 2004 and 2005 Plans would not be achieved and as a result, reversed the expenses that had been previously recorded related to these two plans. For the three months ended September 30, 2005, the Company reduced compensation expense, which is a component of general and administrative expenses, by $690,000 related to these programs. For the nine months ended September 30, 2005, the Company reduced compensation expense by $1,400,000 related to these three programs. The Company amortized $216,000 and $651,000 to compensation expense for the three and nine-month periods ended September 30, 2004.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)

Net income (loss), as reported	$(9,346)	$5,940	$(12,202)	$11,767

Add: Stock-based compensation expense (credit) under variable plan included in reporting net income, net of taxes	(353)	141	(865)	429

Deduct: Total stock-based employee compensation expense (credit) determined under fair value based method for all awards, net of taxes	505	(206)	795	(621)

Pro forma net income (loss)	$(9,194)	$5,875	$(12,272)	$11,575

Net earnings per share:

Basic - as reported	$(.60)	$.38	$(.78)	$.76
Basic - pro forma	$(.59)	$.38	$(.79)	$.75

Diluted - as reported	$(.60)	$.38	$(.78)	$.76
Diluted - pro forma	$(.59)	$.38	$(.79)	$.74

9.  RESTRUCTURING CHARGES

During the third quarter, the Company’s Board of Directors approved a comprehensive operational and cost structure realignment and restructuring plan (the Intensive Recovery Plan), which is intended to improve operating performance and ensure financial strength. Determinations of the fair value of long-lived assets were based upon comparable market values for similar assets.

The restructuring plans discussed below by segment are all in addition to previous corrective actions implemented during the second quarter, which consisted primarily of reductions in workforce and consolidation of facilities and operations.

During the nine-month period ended September 30, 2005, approximately 130 salaried positions were eliminated throughout the Company. Severance costs related to the eliminations were $0.7 million, of which $0.5 million had been paid as of September 30 and $0.2 million was accrued at September 30 and will predominantly be paid by December 31, 2005.

Index

Housing and Building Segment

As a part of the Intensive Recovery Plan, the Company has decided to evaluate its strategic alternatives with its Miller Building Systems, Inc. commercial structures subsidiary, acquired in 2000, and is exploring options for its sale. As a result of this decision, an asset impairment charge of $4.3 million was recorded in the third quarter, and it may be necessary to recognize an additional non-cash charge of up to $9.0 million upon the determination that Miller meets the requirements to be classified as held for sale, largely due to the goodwill that will be allocated to the operating unit at that time.

The Company also decided to close its All American Homes operation in Springfield, Tennessee. Pending completion of current backlogs, the closure should be completed by the end of 2005. As a result of the decision to close this operation, an asset impairment charge of $1.1 million was recorded in the third quarter. In addition, a reserve to reduce finished goods and model home inventory to the lower of cost or market of $0.5 million was recorded during the third quarter. The closure of the Tennessee facility should have no impact on revenues, as all existing builders in that region will continue to be served by the Company’s housing operations in Indiana, Ohio and North Carolina.

The Company has also signed a binding letter of intent to sell its housing operation in Osage City, Kansas to a local investor group, with an anticipated closing in the fourth quarter, upon completion of current in-process production. As a result of this impending sale, an asset impairment charge of $1.6 million has been recorded in the third quarter.

In conjunction with the asset impairments noted above, management performed a goodwill impairment test of the Housing and Building Segment in the third quarter of 2005 and determined that there was no goodwill impairment as of September 30, 2005.

Recreational Vehicle Segment

In September, the Company announced the relocation of Georgie Boy Manufacturing (GBM), LLC from Edwardsburg, Michigan to a newer, more efficient motorhome production facility within its Middlebury, Indiana manufacturing complex. GBM will continue to control and focus on its independent product design, sales, and marketing efforts to ensure the continued strength of the GBM brand with consumers and its separate dealer body, while realizing operating and administrative synergies. The relocation will be completed late in the fourth quarter after which the old GBM manufacturing complex will be sold; however, no loss on disposal is anticipated.

Finally, consistent with its determination to focus on its two core businesses, in October the Company reached an agreement to sell its Prodesign thermoformed plastics subsidiary to an investor group.  The transaction is expected to close in the fourth quarter and no loss on disposal is anticipated from this transaction.

10.  INCOME TAXES

For the third quarter ended September 30, 2005, the effective tax rate was a credit of (48.1)% and the year-to-date effective tax rate was a credit of (49.2)% compared to the 2004 third quarter and year-to-date effective tax rate from continuing operations of 34.3% and 34.1%, respectively. The Company’s effective tax rate fluctuates based upon income levels, the states where sales occur, the amount of export sales, nontaxable dividends on investments, nontaxable increases in cash value of life insurance contracts and recognized federal and state tax credits. The impact of nontaxable income and tax credits in profitable years reduces the effective tax rate; however, in loss years the impact of these items causes an increase in the effective tax rate credit.

The Company’s effective tax rate credit for 2005 was favorably impacted by 1.7% for estimated current year's research and development (R&D) tax credits. In addition, during the 2005 second quarter the Company completed a project to identify eligible R&D expenditures for the purpose of filing amended Federal and Indiana income tax returns to claim tax credits for eligible R&D activities. The Company is in the process of preparing those amended income tax returns for 1999 - 2003 which will reflect refund claims for R&D tax credits. The Company’s 2004 Federal and Indiana income tax returns also included R&D tax credits which were not considered in the calculation of the 2004 income tax provision. In the 2005 second quarter, the Company recorded $1.5 million for prior years’ R&D tax credits which has increased the Company’s effective tax benefit rate by 6.5% for the 2005 year-to-date period.

During the third quarter of 2005, the Company recorded an increase in current deferred tax assets of $4.0 million to recognize the tax impact of increases in reserves and accruals discussed in Note 4. The Company also reduced its net long-term deferred tax liability by $2.4 million for asset impairments recognized during the quarter, offset by a write-down in the liability for the Company’s long-term incentive compensation plan.

Index

11.  NEW ACCOUNTING PRONOUNCEMENTS

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

A summary of the changes in the principal items included in the consolidated statements of operations is shown below (dollar amounts in thousands).

	Comparison of
	Three Months		Nine Months
	Ended September 30, 2005 and 2004
	Increase (Decrease)
	Amount	Percentage	Amount	Percentage

Net sales	$(34,274)	(14.8)%	$(48,782)	(7.4)%

Cost of sales	(14,644)	(7.5)	(14,468)	(2.6)

Delivery expenses	(919)	(8.0)	321	1.0

Selling expenses	(936)	(11.2)	428	1.8

General and administrative expenses	1,570	17.7	(3,000)	(10.9)

Asset impairments	6,986	100	6,986	100

Gain on sale of properties, net	66	34.9	(964)	(76.0)

Interest expense	420	76.2	1,457	101.0

Investment income	(178)	(33.4)	(196)	(10.8)

Other income, net	(97)	(41.5)	110	34.4

Income (loss) from continuing operations before income taxes	(26,960)	(301.4)	(41,556)	(237.2)

Income taxes (credit)	(11,729)	(383.3)	(17,807)	(298.3)

Net income (loss) from continuing operations	(15,231)	(258.8)	(23,749)	(205.7)

Income from operations of discontinued entity, net of taxes	(55)	(100.0)	(219)	(100.0)

Net income (loss)	(15,286)	(257.3)	(23,968)	(203.7)

Index

NET SALES

Consolidated net sales for the quarter ended September 30, 2005 were $198.0 million, a decrease of $34.3 million, or 14.8%, from the $232.3 million reported for the corresponding quarter last year. Net sales for the nine months were $612.1 million, representing a decrease of 7.4%, or $48.8 million, reported for the same period in 2004. The Company’s Recreational Vehicles Segment experienced a net sales decrease of 15.3% for the quarter and a decrease of 7.2% for the nine-month period. Wholesale unit shipments for the RV Segment decreased 26.8% during the third quarter of 2005 and 16.8% for the nine-month period. Wholesale unit shipments of motorized products decreased 28.8% and 19.4% for the three and nine-month periods ended September 30, 2005, respectively, while wholesale unit shipments of towable products were down 25.9% and 15.7% for the three and nine-month periods ended September 30, 2005, respectively. Year to date through August, total industry wholesale shipments of Recreational Vehicles as reported by the Recreational Vehicle Industry Association (RVIA) have declined 0.6%, wholesale shipments of motorized products declined 13.1% year to date, while shipments of towable products increased 2.4% during the same period. Backlog for the RV Segment increased 129.7% to $103.3 million from $45.0 million at the end of the third quarter of 2004.

The Company’s Housing and Building Segment experienced a net sales decrease for the quarter ended September 30, 2005 of 13.6% and a decrease of 7.8% for the nine-month period. The decreases in sales dollars were principally attributable to wholesale unit shipments being down 22.9% for the quarter and down 17.3% for the nine-month period ended September 30. Weakness in a number of markets for the Housing and Building Group, particularly in the Midwest, contributed to the decline in unit shipments during the three and nine-month periods ended September 30, 2005. The Housing and Building Segment continued to experience an increase in the average sales price per unit, thereby partially offsetting the reductions in shipments. Backlog for the Housing and Building Segment as of September 30, 2005 has decreased 15.5% to $54.0 million, compared with $63.9 million at September 30, 2004.

In order to supplement the Company’s single-family residential housing business, the Housing and Building Segment continues to pursue opportunities for larger projects in multifamily residential and commercial markets. In September, the Company was awarded its first military contract to provide barracks for Fort Bliss in Texas. This contract, worth approximately $4.4 million is the division’s initial penetration into the multi-billion dollar military housing market. In August, the Housing and Building Segment began construction of a 4-story, 56,000 square-foot seniors condominium project in Morgantown, West Virginia, which is the largest single building produced by the Company in its history.

Both the RV Segment and Housing and Building Segment have been presented with numerous opportunities to assist with the relief and reconstruction efforts in the areas impacted by Hurricane Katrina. This includes recreational vehicles as temporary shelters and modular homes as new permanent residences, as well as replacement commercial structures. Working in conjunction with the Company’s dealers, the RV Segment has received confirmed orders for approximately 3,000 travel trailers to be delivered in the fourth quarter, with a total value of approximately $30 million. Production schedules have been shifted to support these needs, together with regular orders from the dealer body. Management expects the hurricane relief units to be modestly accretive to earnings. The RV Segment also has additional unconfirmed orders for a comparable number of units, pending confirmation of delivery requirements.

The Housing and Building Segment is also providing a number of more permanent structures to aid in the relief and recovery efforts. The Segment has received orders for approximately $4.0 million in structures to be used as temporary medical clinics, on-site offices for construction contractors, and permanent offices for banks located in the region, which it expects to produce and deliver in the fourth quarter. On a longer-term basis, the Housing and Building Segment has opportunities to participate in the large-scale reconstruction efforts, especially with the rapid production times inherent with its modular construction techniques. All American Homes offers single-family residences that can ideally serve the market for affordable permanent housing in reconstructed areas. For larger multi-family residential projects, the Segment is able to offer a turn-key solution to provide structures for apartments, condominiums, assisted living centers or dormitories. The Company expects the initial bidding process for some of these longer-term rebuilding projects to commence in the fourth quarter.

COST OF SALES

Cost of sales decreased 7.5%, or $14.6 million, for the three months ended September 30, 2005. For the nine-month period, cost of sales decreased $14.5 million or 2.6%. As a percentage of net sales, cost of sales was 91.1% and 89.7% for the three and nine-month periods ended September 30, 2005 compared to 84.0% and 85.3% for the three and nine months ended September 30, 2004. The change in the dollar amount of cost of sales in the current quarter and nine-month periods is attributable to the decrease in sales dollars offset by higher labor, which included severance expenses, insurance, and workers’ compensation costs. In addition, reductions in the production levels caused lower overhead absorption and labor inefficiencies.

Index

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include delivery, selling, general and administrative expenses, were 14.4% and 13.0% for the 2005 quarter and nine-month periods compared to 12.4% for both the 2004 quarter and nine-month periods. As a percentage of sales, delivery expenses increased by 0.4 and 0.5 percentage points for the three and nine-month periods of 2005 as compared to the prior year three and nine-month periods. The increase in delivery expense as a percent of sales during the quarter and nine-month period was primarily related to higher fuel costs and higher utilization of outside carriers for delivery services, offset by reductions in payroll related costs.

Selling expenses were 3.8% of net sales for the 2005 quarter compared to 3.6% of net sales for the three-month period ended September 30, 2004. For the nine-month periods, selling expenses were 3.9% of net sales for 2005 compared to 3.6% of net sales for 2004. The increase in selling expense as a percentage of net sales during the quarter and nine months ended September 30, 2005 is related to increased expenses related to travel, new product shows, and promotional expenses, partially offset by reduced payroll related costs from the third quarter as a result of the reductions in force.

General and administrative expenses were 5.3% of net sales for the quarter compared to 3.8% for the 2004 corresponding quarter and 4.0% of net sales for the nine-month period compared to 4.2% for 2004. The increase in expenses for the three-month period was primarily a result of increased legal reserves of $3,750,000 related to a personal injury case, partially offset by reduced payroll related costs. Payroll costs were reduced during the quarter due to the reversal of expenses related to the Performance Based Restricted Stock Plan grants for 2004 and 2005 due to the probable failure to meet the Plan’s required thresholds for payment which reduced expenses by $690,000. In addition, payroll costs were reduced from 2004 due to reductions in force which occurred in the second and third quarters of 2005, as well as, to a reduction in performance based compensation due to the operating results of the Company. The decrease in general and administrative expenses for the nine-month period was primarily related to the first quarter 2005 settlement of the Company’s dispute over an RV licensing agreement with The Coleman Company, Inc., which reduced operating expenses by $2,704,000, the first and third quarter 2005 reversal of expenses related to the Performance Based Restricted Stock Plan grants for 2003, 2004 and 2005 due to the probable failure to meet the Plan’s required thresholds for payment, which reduced operating expenses by $1,400,000, and reduced payroll related costs due to the reductions in force, which occurred in the second and third quarters of 2005, as well as, to a reduction in performance based compensation due to the operating results of the Company. These expense reductions were partially offset by an increase of $3,750,000 of legal reserves related to a personal injury case.

ASSET IMPAIRMENTS

In August, the Company closed its All American Homes operation in Springfield, Tennessee. Pending completion of current backlogs, the closure should be completed by the end of 2005. In connection with the closure, an asset impairment charge of $1.1 million was recorded in the third quarter. No markets will be abandoned as a result of this closure, as all existing builders in that region will continue to be served by the Company’s housing operations in Indiana, Ohio and North Carolina.

During the third quarter the Company signed a binding letter of intent to sell its housing operation in Osage City, Kansas to a local investor group, with an anticipated closing in the fourth quarter subsequent to the completion of certain production. The impending sale resulted in an impairment charge of $1.6 million, which has been recorded in the third quarter.

The Company has also decided to evaluate its strategic alternatives with its Miller Building Systems, Inc. commercial structures subsidiary, acquired in 2000, and is exploring options for its sale. As a result of this decision, an asset impairment charge of $4.3 million was recorded in the third quarter, and it may be necessary to recognize an additional non-cash charge of up to $9.0 million upon the determination that Miller meets the requirements to be classified as held for sale, largely due to the goodwill that will be allocated to the operating unit at that time.

In conjunction with the asset impairments noted above, management performed a goodwill impairment test of the Housing and Building Segment in the third quarter of 2005 and determined that there was no goodwill impairment as of September 30, 2005.

GAIN ON THE SALE OF PROPERTIES, NET

There were no significant gains or losses from property transactions for the three or nine months ended September 30, 2005. For the nine months ended September 30, 2004, the gain on the sale of properties was $1.3 million. In late March 2004, Coachmen RV Company sold its 70,000 square-foot facility in Goshen, Indiana, and moved production to a newly acquired replacement facility located five miles north of its Middlebury, Indiana complex. There were no significant gains or losses from property transactions for the three months ended September 30, 2004.

Index

INTEREST EXPENSE

Interest expense was $971,000 and $2,899,000 for the three and nine-month periods ended September 30, 2005 compared to $551,000 and $1,442,000 in the same periods last year. Interest expense increased based on the higher amount of average outstanding long-term debt, borrowings on the Company’s revolving credit facility and higher applicable interest rates.

INVESTMENT INCOME

There was a net investment income of $355,000 for the quarter ended September 30, 2005 compared to $533,000 in the same quarter of 2004. For the nine-month period, the net investment income of $1,612,000 compared to investment income of $1,808,000 in the previous year. The investment income for the three-month period ended September 30, 2005 was principally attributable to earnings of the life insurance policies held while the investment income for the three-month period ended September 30, 2004 was principally attributable to earnings of the life insurance policies held and realized gains on the sale of preferred stock. The investment income for the nine-month period ended September 30, 2005 was also attributable to earnings of the life insurance policies held and realized gains on the sale of preferred stock. The investment income for the nine-month period ended September 30, 2004 was attributable to a cumulative preferred dividend of $536,000 from a utility company emerging from bankruptcy, earnings of the life insurance policies held and realized gains on the sale of preferred stock.

OTHER INCOME, NET

Other income, net, represents income of $137,000 for the third quarter of 2005 and income of $234,000 for the same quarter of the previous year. For the nine-month period, other income, net for 2005 was $430,000 compared to income of $320,000 in 2004. No items of significance caused the variances between the comparable quarters.

INCOME TAXES

For the third quarter ended September 30, 2005, the effective tax rate was a credit of (48.1)% and the year-to-date effective tax rate was a credit of (49.2)% compared to the 2004 third quarter and year-to-date effective tax rate from continuing operations of 34.3% and 34.1%, respectively. The Company’s effective tax rate fluctuates based upon income levels, the states where sales occur, the amount of export sales, nontaxable dividends on investments, nontaxable increases in cash value of life insurance contracts and recognized federal and state tax credits. The impact of nontaxable income and tax credits in profitable years reduces the effective tax rate; however, in loss years the impact of these items causes an increase in the effective tax rate credit.

The Company’s effective tax rate credit for 2005 was favorably impacted by 1.7% for estimated current year's research and development (R&D) tax credits. In addition, during the 2005 second quarter the Company completed a project to identify eligible R&D expenditures for the purpose of filing amended Federal and Indiana income tax returns to claim tax credits for eligible R&D activities. The Company is in the process of preparing those amended income tax returns for 1999 - 2003 which will reflect refund claims for R&D tax credits. The Company’s 2004 Federal and Indiana income tax returns also included R&D tax credits which were not considered in the calculation of the 2004 income tax provision. In the 2005 second quarter, the Company recorded $1.5 million for prior years’ R&D tax credits which has increased the Company’s effective tax benefit rate by 6.5% for the 2005 year-to-date period.

During the third quarter of 2005, the Company recorded an increase in current deferred tax assets of $4.0 million to recognize the tax impact of increases in reserves and accruals discussed in Note 4. The Company also reduced its net long-term deferred tax liability by $2.4 million for asset impairments recognized during the quarter, offset by a write-down in the liability for the Company’s long-term incentive compensation plan.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains a $35 million, unsecured revolving credit facility, which expires on June 30, 2006, to meet its seasonal working capital needs. At September 30, 2005, there were no outstanding borrowings against this bank line of credit. The Company was in compliance with all debt covenant requirements under the revolving credit agreement, as amended, at September 30, 2005. At December 31, 2004, there were short-term borrowings of $20.0 million outstanding. During 2004, the Company also borrowed against the cash surrender value of the Company’s investments in life insurance contracts. As of September 30, 2005 and December 31, 2004, $15 million had been borrowed against the cash surrender value of Company-owned life insurance contracts.

Index

At September 30, 2005, working capital decreased to $107.9 million from $121.3 million at December 31, 2004. The $13.4 million decrease in current assets at September 30, 2005 versus December 31, 2004 was primarily due to decreased inventories and trade receivables, offset by increases in refundable income taxes and deferred income taxes. Current liabilities at September 31, 2005 and December 31, 2004 were both $104.9 million; however, trade payables and other accrued expenses were higher at September 30, 2005 than at December 31, 2004 offset by a decrease in short-term borrowings, floorplan notes payable and accrued income taxes.

Management believes that the Company’s existing cash and cash equivalents as of September 30, 2005, together with its available revolving credit facility and cash expected to be generated from future operations, will be sufficient to fund future planned capital expenditures and other operating cash requirements for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company's estimates. However, actual results may differ from these estimates under different assumptions or conditions. A summary of the Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company’s 10-K report for the year ended December 31, 2004. During the first nine months of fiscal 2005, there was no material change in the accounting policies and assumptions previously disclosed.

FORWARD-LOOKING STATEMENTS

This Form 10-Q Report contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management’s expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks and uncertainties, and are dependent on various factors, many of which are outside the control of the Company. These uncertainties and other factors include, but are not limited to, the potential fluctuations in the Company’s operating results; the availability for floorplan financing for the Company's recreational vehicle dealers and corresponding availability of cash to the Company; uncertainties and timing with respect to sales resulting from recovery efforts in the Gulf Coast; uncertainties regarding the impact on sales of the disclosed restructuring steps in both the recreational vehicle and housing and building segments, the ability to sell and close the operations for sale as described, the accuracy of the estimates of the costs to remedy the disclosed recreational vehicle warranty issues; the impact of performance on the valuation of intangible assets; the availability and price of gasoline and diesel fuel, which can impact the sale of recreational vehicles; price volatility of raw materials used in production; the Company's dependence on chassis and appliance suppliers, which are used in the production of many of the Company's recreational vehicle products; interest rates, which affect the affordability of the Company's products; the availability and cost of real estate for residential housing; the ability of the Housing and Building Segment to perform in new market segments where it has limited experience; potential liabilities under repurchase agreements and guarantees; changing government regulations, such as those covering accounting standards; environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability; legislation governing the relationships of the Company with its recreational vehicle dealers, which may affect the Company’s options and liabilities in the event of a general economic downturn; consolidation of distribution channels in the recreational vehicle industry; the impact of consumer confidence and economic uncertainty on high-cost discretionary product purchases, which can hinder the sales of recreational vehicles; the demand for commercial structures in the various industries that the Housing and Building Segment serves; and also on the state of the recreational vehicle and housing industries in the United States. Other factors affecting forward-looking statements include changes in property taxes and energy costs, changes in federal income tax laws and federal mortgage financing programs, changes in public policy, competition in these industries, the Company’s ability to increase gross margins which are critical to profitability whether there are or are not increased sales, the Company’s use of incentives at either the wholesale or retail level, further developments in the war on terrorism and related international crises, oil supplies, uncertainties of matters in litigation and other risks and uncertainties. In addition, investors should be aware that generally accepted accounting principles prescribe when a company must disclose or reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain accounting periods. The foregoing lists are not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

Index

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

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. During the first nine months of 2005, the Company has utilized its revolving credit facility to meet short-term working capital needs. The Company had no outstanding borrowings against the revolving credit facility on September 30, 2005.

In January of 2003, the Company entered into various interest rate swap agreements that became effective beginning in October of 2003. These swap agreements, which are designated as cash flow hedges for accounting purposes, effectively convert a portion of the Company’s variable-rate borrowings to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. The fair value of the Company’s interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. A gain of $44,000, net of taxes, attributable to changes in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive income (loss) during the third quarter of 2005. Total accumulated gain on the swap agreements for the nine-month period ended September 30, 2005 was $76,000. If in the future the interest rate swap agreements were determined to be ineffective or were terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive income (loss).

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

During the second quarter of 2005, the Company established a shared service center for the processing of accounts payable for its Recreational Vehicle Segment. During the third quarter, the Housing and Building Segment began using the shared service center for the processing of their accounts payable. Other than the expansion of this shared service center to the Housing and Building Segment, there have been no changes during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 6. Exhibits

See Index to Exhibits incorporated by reference herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COACHMEN INDUSTRIES, INC.
(Registrant)

Date: November 2, 2005	By:	/s/ Claire C. Skinner
Claire C. Skinner, Chairman of the
Board and Chief Executive Officer

Date: November 2, 2005	By:	/s/ Joseph P. Tomczak
Joseph P. Tomczak, Executive Vice
President and Chief Financial Officer

Date: November 2, 2005	By:	/s/ Colleen A. Zuhl
Colleen A. Zuhl, Vice President
and Controller

Index

INDEX TO EXHIBITS
Number Assigned
In Regulation
S-K, Item 601  Description of Exhibit

3(a)(i)  Articles of Incorporation of the Company as amended on May 30, 1995 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

3(a)(ii)  Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4.2 to the Company's Form S-3 Registration Statement, File No. 333-14579)

3(b) By-Laws as modified through September 9, 2005 (incorporated by reference to the Company's Form 8-K filed September 15, 2005)

10(a)  Amendment No. 7 to Credit Agreement dated September 30, 2005 by and among Coachmen Industries, Inc., the Lenders named therein, and JPMorgan Chase Bank, N.A., as successor to Bank One, Indiana, N.A.

31.1 Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13(a)-14(a)/15(d)-14(a)

31.2 Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13(a)-14(a)/15(d)-14(a)

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350