Form 10-K
period 2005-12-31
COACHMEN INDUSTRIES INC
filed 2006-02-27
CIK 21212

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____.

Commission file number 1-7160

COACHMEN INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1101097
(State of incorporation or organization)	(IRS Employer Identification No.)

2831 Dexter Drive, Elkhart, Indiana 46514
(Address of principal executive offices) (Zip Code)

(574) 262-0123
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Without Par Value,	New York Stock Exchange
and associated Common Share Purchase Rights	(Name of each exchange on which registered)
(Title of each class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment hereto.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2005 (the last business day of the registrant's most recently completed second fiscal quarter) was $177.3 million (based upon the closing price on the New York Stock Exchange and that 89.4% of such shares are owned by non-affiliates).

As of January 31, 2006, 15,754,413 shares of the registrant's Common Stock were outstanding.

Documents Incorporated by Reference

Document	Parts of Form 10-K into which the Document is Incorporated

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2006	Part III

Part I

Item 1.	Business

Coachmen Industries, Inc. (the "Company" or the "Registrant") was incorporated under the laws of the State of Indiana on December 31, 1964, as the successor to a proprietorship established earlier that year. All references to the Company include its wholly-owned subsidiaries and divisions. The Company is publicly held with stock listed on the New York Stock Exchange (NYSE) under the ticker symbol COA.

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

The Company is one of America's leading manufacturers of recreational vehicles with well-known brand names including Coachmen®, Georgie Boy®, Sportscoach®, and Viking®. Through its housing and building group, Coachmen Industries also comprises one of the nation's largest producers of both system-built homes and commercial structures with its All American Homes®, Mod-U-Kraf®, All American Building Systems™, and Miller Building Systems™ products. Prodesign, LLC is a subsidiary that produces custom thermoformed plastic parts for numerous industries under the Prodesign® brand. Subsequent to year-end, the Company sold all operating assets of Prodesign, LLC and is in the process of selling its Miller Building Systems subsidiary, therefore these entities, along with the All American Homes of Kansas operation which was sold in December 2005, are considered discontinued operations and have been reported as such in the accompanying financial statements.

The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section of the Company's Internet website (http://www.coachmen.com) as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Recreational Vehicle Segment

RV Segment Products

The RV Segment consists of recreational vehicles and parts. At December 31, 2005, this group consists of the following operating companies: Coachmen RV Company, LLC; Coachmen RV Company of Georgia, LLC; Georgie Boy Manufacturing, LLC; Viking Recreational Vehicles, LLC; and Prodesign, LLC (a producer of plastic parts which was sold January 13, 2006); a Company-owned retail dealership located in Indiana and a service facility located in Chino, California.

The principal brand names for the RV group are Coachmen®, Georgie Boy™, Sportscoach® and Viking®.

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

Prodesign, LLC, located in Indiana, is a custom manufacturer of diversified thermoformed products for the automotive, marine, recreational vehicle, medical and heavy truck industries. On January 13, 2006, the Company sold all operating assets of Prodesign (see Note 11 of Notes to Consolidated Financial Statements).

RV Segment Marketing

Recreational vehicles are generally manufactured against orders received from RV dealers, who are responsible for the retail sale of the product. These products are marketed through approximately 673 independent dealers located in 48 states and internationally and through the Company-owned dealership. Subject to applicable laws, agreements with most of its dealers are cancelable on short notice, provide for minimum inventory levels and establish sales territories. No dealer or dealer network accounts for 10% or more of the Company's consolidated net sales.

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

As a result of these efforts, the RV group believes it has the ability to adapt to changes in market conditions. Most of the manufacturing facilities can be changed over to the assembly of other existing products in two to six weeks. In addition, these facilities may be used for other types of light manufacturing or assembly operations. This flexibility enables the RV group to adjust its manufacturing capabilities in response to changes in demand for its products.

Most dealers' purchases of RV's from the RV group are financed through "floorplan" arrangements. Under these arrangements, a bank or other financial institution agrees to lend the dealer all or most of the purchase price of its recreational vehicle inventory, collateralized by a lien on such inventory. The RV group generally executes repurchase agreements at the request of the financing institution. These agreements typically provide that, for up to twelve months after a unit is financed, the Company will repurchase a unit that has been repossessed by the financing institution for the amount then due to the financing institution. This is usually less than 100% of the dealer's cost. Risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased (see Note 12 of Notes to Consolidated Financial Statements). Resulting mainly from periodic business conditions negatively affecting the recreational vehicle industry, the Company has previously experienced some losses under repurchase agreements. Accordingly, the Company has recorded an accrual for estimated losses under repurchase agreements. In addition, at December 31, 2005, the group was contingently liable under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $6.2 million, a decrease of approximately $13.0 million from the $19.2 million in guarantees at December 31, 2004. The RV group does not finance retail consumer purchases of its products, nor does it generally guarantee consumer financing.

RV Segment Business Factors

Many recreational vehicles produced by the RV group require gasoline or diesel fuel for their operation. Gasoline and diesel fuel have, at various times in the past, been difficult to obtain, and there can be no assurance that the supply of gasoline and diesel fuel will continue uninterrupted, that rationing will not be imposed or that the price of, or tax on, fuel will not significantly increase in the future. Shortages of gasoline or diesel fuel and significant increases in fuel prices have had a substantial adverse effect on the demand for recreational vehicles in the past and could have a material adverse effect on demand in the future.

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

The RV group's recreational vehicles generally compete at all price points except the ultra high-end. The RV group strives to be a quality and value leader in the RV industry. The RV group emphasizes a quality product and a strong commitment to competitive pricing in the markets it serves. The RV group estimates that its current overall share of the recreational vehicle market is approximately five percent, on a unit basis.

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

Housing and Building Segment

Housing and Building Segment Products

The Housing and Building Segment consists of residential and commercial buildings. The Company's housing and building subsidiaries (the All American Homes group, All American Building Systems, LLC, Mod-U-Kraf Homes, LLC and Miller Building Systems, Inc.) produce system-built modules for single-family residences, multi-family duplexes, apartments, condominiums, hotels and specialized structures for municipal and commercial use.

All American Homes and Mod-U-Kraf design, manufacture and market system-built housing structures. All American Homes is one of the largest producers of system-built homes in the United States and has five operations strategically located in Colorado, Indiana, Iowa, North Carolina and Ohio. Mod-U-Kraf operates from a plant in Virginia. Together these plants serve approximately 529 independent builders in 36 states and one Company-owned builder located in Indiana. System-built homes are built to the same local building codes as site-built homes by skilled craftsmen in a factory environment unaffected by weather conditions during production. Production takes place on an assembly line, with components moving from workstation to workstation for framing, electrical, plumbing, drywall, roofing, and cabinet setting, among other operations. An average two-module home can be produced in just a few days. As nearly completed homes when they leave the plant, home modules are delivered to their final locations, typically in two to seven sections, and are crane set onto a waiting basement or crawl space foundation.

All American Building Systems, LLC (AABS) was established by the Company in 2003 to pursue opportunities beyond the Company’s core single-family residential housing business. AABS designs and markets system-built living facilities such as single-family home subdivisions, apartments, condominiums, townhouses, senior housing facilities and military housing facilities manufactured by the Company’s Housing and Building plants. The modules are delivered to the site location for final installation. Due to transportation requirements, system-built structures are often built with more structural lumber and/or steel than site-assembled structures. Faster construction times also allow our customers to occupy buildings much sooner when compared to site-built buildings.

Miller Building Systems, Inc. ("Miller Building") designs, manufactures and markets system-built buildings for commercial use such as office buildings, permanent housing, temporary housing, classrooms, telecommunication shelters and other forms of shelter. Miller Building specializes in the education, banking and medical fields with its commercial system-built buildings. It is also a major supplier of shelters to house sophisticated telecommunications equipment for cellular and digital telephones, data transmission systems and two-way wireless communications. Miller Building also offers site construction services, which range from site management to full turnkey operations. Depending on the specific requirements of its customers, Miller Building uses wood, wood and steel, concrete and steel, cam-lock panels or all concrete to fabricate its structures. Miller Building manufactures its buildings in manufacturing facilities located in Indiana and Pennsylvania, and the assembled modules are delivered to the site location for final installation.

On December 31, 2005, the Company sold all operating assets of the All American Homes Kansas division. The Company is in the latter stages of negotiating the sale of Miller Building Systems, Inc. Management expects to close on the sale of Miller in early 2006. The Company is also in the latter stages of closing the All American Homes operation in Springfield, Tennessee. The facility has been listed for sale, and management anticipates the final closure of the Tennessee facility to occur late in the first quarter of 2006 (see Note 11 of Notes to Consolidated Financial Statements).

Housing and Building Segment Marketing

The Housing and Building group participates in an expanding market for system-built residential and commercial buildings. Housing is marketed directly to approximately 529 builders in 36 states who will sell, rent or lease the buildings to the end-user. Commercial buildings are marketed to approximately 95 companies in 36 states. Customers may be national, regional or local in nature.

The Housing and Building group regularly conducts builder meetings to review the latest in new design options and component upgrades. These meetings provide an opportunity for valuable builder input and suggestions at the planning stage. The system-built homes business is currently concentrated in the rural, scattered lot markets in the geographic regions served. The Company has launched initiatives to supply product into additional markets, including residential subdivisions in lower tier metropolitan areas, group living facilities, military housing, motels/hotels, professional office buildings and other commercial structures.

To further develop its initiatives to expand into additional markets, in 2003 the Company formed a new subsidiary called All American Building Systems, LLC. All American Building Systems is responsible for identifying new markets for the Company's products through channels other than the traditional builder/dealer network.

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

Housing and Building Segment Business Factors

As a result of transportation costs, the effective distribution range of system-built homes and commercial buildings is limited. The normal shipping area from each manufacturing facility is typically 200 to 300 miles for system-built homes and 600 miles for commercial buildings.

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

Housing and Building Segment Competition and Regulation

Competition in the system-built building industry is intense, and the Housing and Building group competes with a number of entities, some of which have greater financial and other resources than the Company. The demand for system-built homes may be impacted by the ultimate purchaser's acceptance of system-built homes as an alternative to site-built homes. To the extent that system-built buildings become more widely accepted as an alternative to conventional on-site construction, competition from local contractors and manufacturers of other pre-engineered building systems may increase. In addition to the competition from companies designing and constructing on-site buildings, the Housing and Building group competes with numerous system-built building manufacturers and manufactured home producers that operate in particular geographical regions.

The Housing and Building group competes for orders from its customers primarily on the basis of quality, timely delivery, engineering capability, reliability and price. The group believes that the principal basis on which it competes with on-site construction is the combination of: the timeliness of factory versus on-site construction, the cost of its products relative to on-site construction, the quality and appearance of its buildings, its ability to design and engineer buildings to meet unique customer requirements, and reliability in terms of completion time. Manufacturing efficiencies, quantity purchasing and generally lower wage rates of factory construction, even with the added transportation expense, result in the cost of system-built buildings being equal to or lower than the cost of on-site construction of comparable quality. This process of manufacturing the building modules in a weather-free, controlled environment, while the builder prepares the site, can significantly reduce the time to completion on a customer's project.

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

General
(Applicable to all of the Company's principal markets)

Business Segments

The table below sets forth the composition of the Company's net sales from continuing operations for each of the last three years (dollar amounts in millions):

	2005		2004		2003
	Amount	%	Amount	%	Amount	%

Recreational Vehicles	$522.2	74.3	$593.8	74.0	$461.7	72.5

Housing and Buildings	180.2	25.7	208.6	26.0	175.2	27.5

Total	$702.4	100.0	$802.4	100.0	$636.9	100.0

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

Employees

At December 31, 2005, Coachmen employed 3,677 people, 842 of whom are salaried and involved in operations, engineering, purchasing, manufacturing, service and warranty, sales, distribution, marketing, human resources, accounting and administration. The Company provides group life, dental, vision services, hospitalization, and major medical plans under which the employee pays a portion of the cost. In addition, employees can participate in a 401(k) plan and a stock purchase plan. Certain employees can participate in a stock option plan and in deferred and supplemental deferred compensation plans (see Notes 8 and 9 of Notes to Consolidated Financial Statements). The Company considers its relations with employees to be good.

Research and Development

During 2005, the Company’s continuing operations spent approximately $7.2 million on research related to the development of new products and improvement of existing products. The amounts spent in 2004 and 2003 were approximately $7.0 million and $6.0 million, respectively.

Item 1A.	Risk Factors

(References to "we", "us" or "our" in the following discussion refer to the Company.)

Risks Relating to Our Business

If any of the following risks actually occur, they could materially and adversely affect our business, financial condition or operating results.

The recreational vehicle and housing industries are highly competitive, and some of our competitors have significantly greater resources than us.

The recreational vehicle industry is highly competitive. In the calendar year 2005, sales from the ten largest manufacturers represented approximately 92% of the retail market for motorhomes, while our sales represented approximately 9.5% of the total retail market. The market for motorized products is highly concentrated. This concentration is due in part to the higher barriers to entry within the motorized market, including the significant capital required for fixed asset investment, higher level of government regulation and dependence on a limited number of chassis suppliers.

In towable products, the ten largest manufacturers accounted for approximately 82.5% of retail sales, while our sales represented approximately 3.9% of total retail sales in 2005. The towable market is much more fragmented, partially due to the lower barriers to entry. New competitors enter this market each year, causing increased competitive pressures for existing manufacturers. Competitive pressures, especially at the entry-level for travel trailers, have resulted in a reduction of overall profit margins. Increased competition could have a material adverse effect on our results of operations.

Consolidation within the industry may also increase overall competitive pressure. A number of our competitors have made acquisitions over the last five years that have increased their market share. Existing or new competitors could adversely affect our revenues and profit margins. For example, these competitors could develop products that are superior to our recreational vehicle offerings. Or, existing or new competitors’ products could achieve better consumer acceptance than those we offer. Therefore, we cannot assure that we will maintain our current market share.

The housing industry is also highly competitive. Although we produce system-built homes and residential structures, management considers competition in the Housing and Building Segment to come from three sources:

·	traditional site-built homebuilders,

·	other system-built housing producers, and

·	manufactured home producers.

Among system-built competitors, management believes that we are one of the largest competitors in the industry, which is characterized by numerous small, local manufacturers throughout the country. Less than 2% of total housing starts are system-built. Therefore, many of the largest nationwide traditional homebuilders are much larger than us, with much greater access to cash and other resources. As these large competitors expand into our markets, added competitive pressure may adversely affect revenues and margins in the Housing and Building Segment.

In addition to large national competitors, we also compete with smaller local builders. These local builders can often offer prices and other products and services that are competitive with those we offer because of their lower fixed asset investment and smaller cost structure. These competitors may also have an adverse impact on our builder partners in affected markets resulting in reduced revenues and profitability of the Housing and Building Segment.

Actions taken pursuant to our restructuring plan may have an adverse impact on our earnings and financial position.

In 2005, we outlined a number of actions to restructure the Company under an “Intensive Recovery Plan” which included the sale of unprofitable units, the closure or consolidation of production facilities, the sale of non-operating assets and a reduction in salaried workforce. The success of the Intensive Recovery Plan depends on the following factors:

·	the timing of asset sales,

·	prices realized on asset sales and resulting gains or losses,

·	the costs of closing or consolidating operations, and

·	our ability to realize estimated cost savings resulting from the restructuring.

We might not be able to maximize the benefits of the Intensive Recovery Plan, so any of the above factors, individually or in combination, may materially adversely affect our future operating results and financial position.

The ability to attract and retain qualified senior managers may adversely affect our operating results.

Subsequent to the end of 2005, our President and Chief Operating Officer (COO) was terminated, and as a result, the Chairman and Chief Executive Officer assumed the duties performed by the President and COO on an interim basis. The absence of an individual dedicated to managing the daily operations of our two business segments might have an adverse impact on our operating results.

The Recreational Vehicle and Housing businesses are cyclical, which can lead to fluctuations in our operating results.

The industries in which we operate are highly cyclical and there can be substantial fluctuations in production, shipments, wholesale and retail sales and operating results, and the results for any prior period may not be indicative of results for any future period. Both the recreational vehicle and housing industries are subject to volatility due to external factors such as economic, demographic and political changes.

We cannot assure that the factors currently adversely affecting our business will not continue, or have an adverse effect beyond their present scope.

Our businesses are seasonal, leading to fluctuations in sales, production and operating results at various times during the calendar year.

We have experienced, and will likely continue to experience, significant variability in sales, production and net income as a result of seasonality in our two business segments. Demand for recreational vehicles and housing generally declines during the winter season, while sales and profits in both segments are generally highest during the spring and summer seasons. In addition, unusually severe weather conditions in some markets may cause delays in laying foundations or other site preparation work which may result in delayed deliveries of our system-built homes. In some markets, so-called “frost laws” may limit the size and weight of vehicles permitted on roadways, thus limiting our ability to deliver and set our homes. Consequently, we may experience lower production, revenues and profitability with higher inventory levels in the Housing and Building Segment due to weather and weather-related factors.

We may be unable to comply in the future with financial covenants in our senior credit facility, which could restrict our ability to operate.

We have a $35 million unsecured line of credit, which will expire and must be renegotiated in the second quarter of 2006. At December 31, 2005 we were in violation of one covenant regarding minimum net worth, for which we obtained a waiver. In the past, we have renegotiated the financial covenants of this credit line in response to operating conditions or secured waivers of some covenants. At present, we have a minimum net worth and a current ratio covenant, but in response to 2005 performance, more restrictive covenants may be expected beginning in mid-2006. While we do not anticipate any further events of default, in such an event due to tighter covenants, lender actions could restrict our investment in working capital and capital expenditures, limit our ability to react to changes in market conditions, restrict our ability to acquire properties or businesses, or restrict our ability to declare and pay dividends.

A rise in the frequency and size of product liability, wrongful death, workers’ compensation and other claims against us may result in a material adverse effect on our business, operating results and financial condition.

We are frequently subject, in the ordinary course of business, to litigation involving product liability and other claims, related to personal injury and/or property damage. Our self-insurance retention is $250,000, and we maintain insurance coverage through our primary insurance carrier, as well as excess carriers, above the self-insurance retention. An increase in frequency in claims below the self-insurance retention level may adversely affect our financial results. In addition, insurance is not available for some kinds of claims, such as mold or punitive damages and occasionally an insurance carrier(s) may deny coverage resulting in potential litigation expenses and additional exposure to losses. Workers’ compensation insurance costs are directly attributable to experience in the workplace. In the past, we have experienced wrongful death claims and work practices claims arising from alleged workplace injuries.

We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. Any increase in the frequency and size of such claims, as compared to our experience in prior years, may cause the premiums required for insurance to rise significantly. Further, sizable product liability claims may damage our reputation among dealers, builders and consumers that may adversely affect our future operating and financial results.

Significant warranty and “lemon law” claims against us may result in a material adverse effect on our business, operating results and financial condition.

We provide customers of our products with a warranty covering defects in material or workmanship for periods generally ranging from one to two years in length, and up to ten years on certain structural components. We record a liability based on our estimate of the amounts necessary to settle future and existing claims on products sold. Such costs are accrued at the time products are sold and included in the cost of sales. Such claims are generally not insurable, and in some cases may give rise to a repurchase of a unit and payment of other damages under “lemon laws.” Should warranty claims arise which exceed our historical experience and associated accrued liabilities, such costs may have a material adverse effect on our cost of sales and profitability. During 2005, we experienced a $14.0 million increase in warranty costs related to continuing operations due to specific warranty reserves established and costs incurred for the recall of camping trailer lift systems and the repair of laminated sidewalls of certain of our recreational vehicles. Further, some jurisdictions have laws providing for a multiple recovery on warranty claims in some circumstances. The possibility for class actions also exists. In addition to the warranty expenses incurred by us, sizable product warranty claims may damage our reputation among dealers, builders and consumers that may adversely affect our future operating and financial results.

Increased costs, including costs of component parts and labor may adversely affect our profitability if such costs cannot be offset because of market forces or price-protected contracts with builders.

Our financial results may be significantly adversely affected by the availability and pricing of manufacturing components (particularly those with substantial steel, copper, plastic or lumber content) and labor. We attempt to mitigate the effect of any cost inflation in raw materials, components and labor by negotiating with current or new suppliers, contract price escalators, increasing labor productivity or increasing the sales prices of our products. However, we cannot assure that such actions will not have an adverse impact on the competitiveness of our products and result in declining revenues. If we are unable to successfully offset increases in manufacturing costs, this could have a material adverse impact on margins, operating income and cash flows. If we increase prices to offset higher manufacturing costs, the benefit of such increases may lag behind the rise in manufacturing costs. Specifically, in the Housing and Building Segment, it takes time to implement such price increases. Further, we make a commitment to builders and consumers to provide a minimum level of price protection during the period when consumers are arranging financing for their home purchases.

During the period of rapid material cost inflation in early 2004, our margins were adversely affected by the number of price protected sales contracts with builders. Although we took steps to mitigate this risk in the future, there can be no assurance that rapid material or labor cost inflation will not have a negative impact on our future operating or financial results.

Changes to or increases in the regulations governing our businesses could have a material impact on operating and financial results.

Both the Recreational Vehicle and Housing and Building Segments are subject to extensive federal, state and local regulations, including:

·	the National Highway Traffic Safety Administration (NHTSA),

·	the Transportation Recall Enhancement, Accountability, and Documentation Act (TREAD),

·	state lemon law statutes,

·	laws regulating the operation of vehicles on highways,

·	state and federal product warranty statutes,

·	state legislation protecting motor vehicle dealerships, and

·	state and local zoning laws and building codes.

Amendments to any of these regulations and the implementation of new regulations could significantly increase the costs of manufacturing, purchasing, operating or selling our products and could have a material adverse impact on our operating and financial results. Any failure to comply with present or future regulations could result in fines, potential civil and criminal liability, suspension of sales or production, or cessation of operations.

Changes in favorable tax laws could adversely affect our results of operations.

Certain U.S. tax laws currently afford favorable tax treatment for the purchase and sale of recreational vehicles that are used as the equivalent of second homes. These laws and regulations have historically been amended frequently, and it is likely that further amendments and additional regulations affecting us or our products may be enacted in the future. Amendments to these laws and regulations and the implementation of new regulations could have a material adverse effect on our results of operations.

Failure to comply with environmental regulations could result in significantly increased costs and capital expenditures.

State and federal environmental laws also impact both the production and operation of our products. We have an Environmental Department dedicated to efforts to comply with applicable environmental regulations. To date, the RV group has not experienced any material adverse effect from existing federal, state, or local environmental regulations. Elkhart County, Indiana, which is where most of our recreational vehicle manufacturing facilities are located, was recently designated as a non-attainment area, which could impact future air emissions permitting. Failure to comply with present or future environmental regulations may result in fines, potential civil and criminal liability, suspension of production or operations, alterations to the manufacturing process, costly cleanup efforts or increased capital expenditures.

Changes in labor practices could adversely affect our labor costs and profitability.

Currently, none of our employees are members of any union or covered under any collective bargaining agreement. We provide competitive wages and a variety of benefits to our employees, including group life, dental, vision services, hospitalization, and major medical plans, a 401(k) plan and a stock purchase plan. Although we consider our relations with employees to be good, any material changes in labor costs or practices, including those resulting from union activity may have a negative impact on our profitability.

Reduced availability of financing for our dealers or retail customers could adversely affect revenues and margins.

Our RV dealers, as well as retail buyers of RV products, generally secure financing from third party lenders. Any reduction in the availability of such financing or significant increase in the cost of such financing resulting from higher interest rates may have an adverse effect on our business. Availability of financing is dependent on the lending practices of financial institutions, financial markets, governmental policies and economic conditions, all of which are largely beyond our control. For example, in the recent past, floorplan lenders have tightened credit availability, which has negatively affected the timing and accomplishment of our sales to our RV dealers, resulting in higher levels of finished goods inventory and associated financing costs. Increasing interest rates since mid-2004 have negatively impacted demand for our RV products. In response to this lower demand, we offered retail financing incentives to consumers resulting in increased selling expenses which negatively affected profitability.

Repurchase agreements with floorplan lenders could result in increased costs.

In accordance with customary practice in the RV industry, we enter into repurchase agreements with various financial institutions under which we agree to repurchase product at declining prices over the term of the agreements (typically 12 months), if an independent retailer defaults in its obligation to these credit sources. The difference between the gross repurchase price we pay and the price at which the repurchased product can then be resold, which is typically at a discount to the original sale price, represents a financial expense to us. As a result, if we were obligated to repurchase a large number of recreational vehicles in the future, this would increase costs, which could have a negative effect on earnings. A tightening of credit standards by lenders and more aggressive collection efforts by lenders could result in more defaults by dealers. These defaults could trigger repurchase obligations on us that may be higher than historical levels. In 2005, we repurchased 119 recreational vehicles at an aggregate gross purchase price of $2.8 million, incurring an additional discount of approximately $176,000, compared to repurchases of 104 recreational vehicles at an aggregate purchase price of $3.9 million, incurring an additional discount of about $259,000 in 2004.

High inventories of recreational vehicles among dealers could continue to negatively affect our sales volume and profit margins.

The level of recreational vehicle inventories among dealers can have a significant impact on manufacturing, shipments, inventory levels and operating results. As wholesale shipments of recreational vehicles within the industry exceed retail sales of vehicles, inventories at the dealer level expand to a point where dealers significantly cut orders from manufacturers. As manufacturers respond to reduced demand, many offer wholesale and retail discounts and incentives in an effort to maintain production volumes. As a result, dealer inventories may expand further resulting in increasing need for discounts and incentives, or in the alternative, a need for dramatic reduction in overall production levels by manufacturers. Both increased discounts and incentives, and reduced production levels negatively affect our revenues and profitability.

Fuel shortages, or higher prices for fuel, could have a negative effect on sales of recreational vehicles.

Many of the recreational vehicles produced by us require gasoline or diesel fuel for their operation, while our towable products often require the use of a vehicle requiring gasoline or diesel fuel for their operation. Gasoline and diesel fuel have, at various times in the past, been difficult to obtain, and there can be no assurance that the supply of gasoline and diesel fuel will continue uninterrupted, that rationing will not be imposed or that the price of, or tax on fuel will not significantly increase in the future. Shortages of gasoline and diesel fuel and rapid significant increases in fuel prices have had a significant adverse effect on the demand for recreational vehicles in the past and could have a material adverse effect on demand in the future. Such a reduction in overall demand for recreational vehicles could have a materially adverse impact on our revenues and profitability.

Changes in consumer preferences and our ability to effectively adapt to those preferences may adversely affect revenues and profitability.

Consumer preferences for our recreational vehicles are likely to change over time, and as a result, we continually introduce new features, designs and models to meet changing consumer demand. Delays in the introduction of new models or product features, or a lack of market acceptance of new features, designs or models, could have a material adverse effect on our business and operating results. As a result, we may incur significant additional costs in designing or redesigning models that are not accepted in the marketplace. We may also experience production difficulties, such as inefficiencies in purchasing and increased labor costs, as new models are introduced. In addition, new product introductions may reduce revenues from existing models and adversely affect operating results. There can be no assurance that any new models or products will be introduced to the market on time or that they will be successful when introduced.

New product introductions may result in unanticipated expenses resulting in reduced earnings.

The introduction of new products is critical to the success of our Recreational Vehicle Segment. We incur additional costs when new products are introduced, such as research and development costs, engineering costs, and initial labor or purchasing inefficiencies. Additionally, we may incur unexpected expenses, including those associated with unexpected engineering or design flaws that will force a recall of a new product. In the past, we have experienced recalls that resulted in temporary plant shutdowns and disruptions of the supply of finished product to the wholesale market. In addition, we may be prompted to offer additional incentives to stimulate the sales of products not adequately accepted by the market, or to stimulate sales of older or obsolete products. These types of costs could be substantial and have a significant adverse effect on our financial results.

We depend on a small group of suppliers for some of our components, and any business interruption among these suppliers could adversely affect our production costs and profitability.

Most commodity components for both of our business segments are readily available from a variety of sources. However, a small group of suppliers produce a few proprietary or specialty components, primarily in the case of motorhome chassis. Freightliner is the primary supplier of diesel powered chassis for Class A diesel motorhomes, while Workhorse Custom Chassis and Ford Motor Company are the primary suppliers of gasoline powered chassis Class A gas motorhomes. Ford Motor Company and General Motors Corporation are the primary suppliers of Class C chassis. In the past, we have also experienced supply disruptions among other suppliers such as appliance manufacturers. Shortages, production delays or labor disputes at such suppliers could have a material adverse effect on our revenues. The inability of us to obtain adequate supplies of needed components could negatively impact our revenues and profitability.

The consolidation of distribution channels within the RV industry could have a material negative effect on revenues and profitability.

Over the last several years, several large scale recreational vehicle dealers have grown to represent a significant presence in the industry. In addition, one major consolidator of RV dealers has grown through acquisition to 57 retail locations throughout the United States. This consolidated chain of dealers now represents approximately 10% of total industry retail sales. Although the chain of dealers is a customer of our RV Group, the chain represents less than 10% of the group’s total RV sales.

The expansion of large scale dealers and the continued consolidation of dealerships among large players may result in increased pricing pressures in the industry in general and on us in particular. Such pressure exerted by the distribution channel may have a material adverse effect on the RV group’s revenues and profitability.

The market for our Housing and Building Segment is heavily concentrated in the Midwestern United States, and a continued weakness in demand in that area could have a material negative effect on revenues and profitability.

Our Housing and Building Segment is geographically concentrated, with three of its largest production facilities located in the Midwest. Softness in the housing market within the Midwest negatively impacted revenues and profitability at our production facilities in Ohio, Indiana, Tennessee and Iowa in 2005. We can offer no assurance that the demand for our homes will not remain weak in the Midwest or other areas in which we have a high sales concentration (such as the Southeast and Middle Atlantic regions). Any decline in sales could have a material adverse effect on our revenues and profitability.

The performance of our Housing and Building Segment in new markets may adversely affect revenues and profitability.

Beginning in 2003, our Housing and Building Segment formed All American Building Systems to pursue opportunities beyond its core single-family housing market. We have limited experience in producing multi-family residential structures, and limited experience in managing large-scale construction projects. The ability of the Housing and Building group to perform in these new markets presents a number of risks, including the following:

·	potential inability to meet contract specifications and timetables for large-scale projects,

·	construction of new products with significantly different designs from single-family homes,

·	compliance with state and local building codes and zoning laws, and

·	production scheduling to meet demand from existing builders and large projects.

Further, the per-project risks are higher for large-scale projects than with single-family homes. If we fail to identify and mitigate these risks, they may have a material adverse effect on revenues and profitability.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Registrant owns or leases 3,670,815 square feet of plant and office space, located on 1,116.6 acres, of which 3,004,445 square feet are used for manufacturing, 262,476 square feet are used for warehousing and distribution, 46,024 square feet are used for research and development, 153,940 square feet are used for customer service and 203,930 square feet are offices. Included in these numbers are 71,310 square feet leased to others and 1,129,316 square feet available for sale or lease, including property related to discontinued operations. The Registrant believes that its present facilities, consisting primarily of steel clad, steel frame or wood frame construction and the machinery and equipment contained therein, are well maintained and in good condition.

The following table indicates the location, number and size of the Registrant's properties by segment as of December 31, 2005:

Location	Acreage	No. of Buildings	Building Area (Sq. Ft.)

Properties Owned and Used by Registrant:

Recreational Vehicle Group

Fitzgerald, Georgia	29.6	5	170,670
Elkhart, Indiana	6.0	1	29,886
Middlebury, Indiana	167.7	22	1,018,261
Centreville, Michigan	105.0	4	84,865
Subtotal	308.3	32	1,303,682

Housing and Building Group

Milliken, Colorado	23.0	1	151,675
Decatur, Indiana	40.0	2	215,995
Dyersville, Iowa	20.0	1	168,277
Rutherfordton, North Carolina	37.8	1	169,177
Zanesville, Ohio	23.0	2	129,753
Rocky Mount, Virginia	39.6	5	137,693
Subtotal	183.4	12	972,570

Other

Elkhart, Indiana	16.4	3	53,841
Middlebury, Indiana	1.3	2	4,800
Subtotal	17.7	5	58,641

Total owned and used	509.4	49	2,334,893

Location	Acreage	No. of Buildings	Building Area (Sq. Ft.)
Properties Leased and Used by Registrant:

Recreational Vehicle Group

Chino, California	4.7	3	84,296
Elkhart, Indiana	7.8	1	43,000
Subtotal	12.5	4	127,296

Other

Elkhart, Indiana	1.6	1	8,000

Total leased and used	14.1	5	135,296

Properties Owned by Registrant and Leased to Others:

Other

Melbourne, Florida	7.5	1	32,000
Crooksville, Ohio	10.0	2	39,310
Total owned and leased	17.5	3	71,310

Properties Owned by Registrant and Available for Sale or Lease:

Recreational Vehicle Group

Elkhart, Indiana	20.5	6	233,367
Middlebury, Indiana	3.1	5	120,382
Edwardsburg, Michigan	83.1	12	303,254
Colfax, North Carolina	7.8	0	0
Subtotal	114.5	23	657,003

Housing and Building Group

Decatur, Indiana	3.3	2	86,310
Elkhart, Indiana	20.0	4	132,300
Wichita, Kansas	3.0	0	0
Leola, Pennsylvania	20.0	2	113,100
Springfield, Tennessee	45.0	2	140,603
Rocky Mount, Virginia	8.2	0	0
Subtotal	99.5	10	472,313

Other

Middlebury, Indiana	353.0	0	0
Grapevine, Texas	8.6	0	0
Subtotal	361.6	0	0

Total owned and available for sale or lease	575.6	33	1,129,316

Total Company	1,116.6	90	3,670,815

Item 3.	Legal Proceedings

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

On March 21, 2005, the Company entered into a settlement agreement with The Coleman Company, Inc. to resolve the licensing agreement suit. Pursuant to the settlement agreement, the Company has received $4,425,000 from The Coleman Company, Inc. in exchange for releasing all claims in the suit. The settlement of $4,425,000 was paid in two installments of $2,212,500, one of which was received by the Company on March 23, 2005 and the second of which was received on April 20, 2005, plus interest. In addition, the agreement provides for the potential of an additional payment of $500,000 if certain provisions of the agreement are breached. The settlement of $4,425,000 was recorded in 2005 as a reduction of $1,721,000 to cost of sales and a reduction of $461,000 to operating expenses at the RV Segment plus a reduction of $2,243,000 to the Company’s general and administrative expenses.

During 2005, the Company settled a personal injury suit for $5,000,000, $1,000,000 of which has been paid by the Company’s primary insurance carrier. The Company’s self-insured retention is $250,000. The excess carrier denied coverage. The Company filed suit against the excess carrier to enforce coverage, however, resolution of this matter is pending. The Company has paid $1,500,000 in addition to the amount paid by its primary carrier and had recorded an other current liability of $2,500,000 to recognize the remaining amount to be paid on the settlement and the $250,000 retention.

The Company is currently in arbitration with a housing customer over the terms of the contract. Arbitration is anticipated to be completed in the first half of 2006. As of December 31, 2005, the Company has accrued an amount that management believes the arbitration will be settled for, however, there is a potential for exposure in excess of the amount accrued.

The Company is involved in other various legal proceedings, most of which are ordinary disputes incidental to the industry and most of which are covered in whole or in part by insurance. Management believes that the ultimate outcome of these matters and any liabilities in excess of insurance coverage and self-insurance accruals will not have a material adverse impact on the Company's consolidated financial position, future business operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted during the quarter ended December 31, 2005 to a vote of security holders, through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

The following table sets forth the executive officers of the Company, as of December 31, 2005:

Name	Position

Claire C. Skinner	Chairman of the Board and Chief Executive Officer

Matthew J. Schafer	President and Chief Operating Officer (Subsequent to year-end, Mr. Schafer was terminated and Ms. Skinner assumed his duties on an interim basis)

Richard M. Lavers	Executive Vice President, General Counsel and Secretary, Chief Financial Officer and Chief Administrative Officer

Michael R. Terlep, Jr.	President, CLI dba Coachmen RV Group and President, Coachmen Recreational Vehicle Company, LLC

Claire C. Skinner (age 51) joined Coachmen Industries in 1983 and has served as Chairman of the Board and Chief Executive Officer since August 1997 while assuming the position of President of the Company from September 2000 through November 2003. Before that, she served as Vice Chairman of the Company since May 1995, and as Executive Vice President from 1990 to 1995. From 1987 through July 1997, Ms. Skinner served as the President of Coachmen RV, the Company's largest division. Prior to that, she held several management positions in operations and marketing since 1983. She received her B.F.A. degree in Journalism/Marketing from Southern Methodist University and her J.D. degree from the University of Notre Dame Law School.

Matthew J. Schafer (age 45) joined Coachmen Industries in December 2003 as President and Chief Operating Officer. Before joining Coachmen, Mr. Schafer served for more than 19 years in various executive positions with General Electric Company. From 2002 to 2003, he was Chief Operating Officer, GE Equipment Management, TIP & Modular Space, a full-line leasing, sales and service company of trailers, modular space units, containers and storage products. From 1999 to 2002, Schafer served as President, GE Equipment Management, Modular Space North America, a leading leasing, sales, turnkey construction and service business of modular units. From 1995 through 1998, he served as the General Manager for three businesses of General Electric Industrial Systems, a global manufacturer of AC/DC motors, controls, security equipment, and software for the HVAC, commercial, appliance, and industrial markets. Schafer also held several other management positions with General Electric from 1984 through 1994. Schafer holds a Bachelor of Science degree in mechanical engineering from Union College in Schenectady, New York, and an Associates of Science degree in engineering science from Hudson Valley College in Troy, New York.

Subsequent to year-end, Mr. Schafer was terminated and Ms. Skinner assumed Mr. Schafer’s duties on an interim basis.

Richard M. Lavers (age 57) joined Coachmen Industries in October 1997 as General Counsel and assumed the position of Executive Vice President of the Company in May 2000 and has served as Secretary of the Company since March 1999. In December 2005, Mr. Lavers also assumed the positions of Chief Financial Officer and Chief Administrative Officer. From 1994 through 1997, Mr. Lavers was Vice President, Secretary and General Counsel of RMT, Inc. and Heartland Environmental Holding Company. Mr. Lavers earned both his B.A. degree and his J.D. degree from the University of Michigan.

Michael R. Terlep, Jr. (age 44) joined Coachmen Industries in 1984. Mr. Terlep was appointed President of CLI, dba Coachmen RV Group in March 2003 and appointed President of Coachmen Recreational Vehicle Company (Coachmen RV) in June 1997. Prior to that, he was Executive Vice President of Coachmen RV, with retained responsibility for product development, among other duties, since 1993. He was given the additional responsibility of General Manager of the Indiana Division in 1995. Prior to his promotion to Executive Vice President, Mr. Terlep served as Vice President of Sales and Product Development from 1990 to 1993. He has held several other management positions with the Company since joining Coachmen in 1984. He received his B.A. degree from Purdue University.

Part II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

The following table discloses the high and low sales prices for Coachmen's common stock during the past two years as reported on the New York Stock Exchange, along with information on dividends declared per share during the same periods.

	High & Low Sales Prices		Dividends Declared
	2005	2004	2005	2004

1st Quarter	$17.49 - $13.46	$20.19 - $14.92	$.06	$.06

2nd Quarter	14.11 - 11.22	18.01 - 13.70	.06	.06

3rd Quarter	14.50 - 11.23	16.54 - 13.22	.06	.06

4th Quarter	12.63 - 10.76	17.99 - 13.70	.06	.06

The Company's common stock is traded on the New York Stock Exchange: stock symbol COA. The number of shareholders of record as of January 31, 2006 was 1,792.

See Item 12 for the Equity Compensation Table.

The Company did not repurchase any shares of its stock during the fourth quarter of the fiscal year ended December 31, 2005.

Item 6.	Selected Financial Data

Five-Year Summary of Selected Financial Data
-Year Ended December 31-
(in thousands, except per share amounts)

	2005	2004	2003	2002	2001

Net sales	$702,425	$802,346	$636,891	$582,921	$479,287
Gross profit	55,960	112,826	92,395	88,585	62,448
Net income (loss) from continuing operations	(19,360)	14,258	8,443	11,926	(7,021)
Discontinued operations
Income (loss) from operations of discontinued entities	(6,370)	(659)	(1,078)	(1,997)	3,070
Gain (loss) on sale of assets of discontinued entities	(620)	1,735	-	-	-
Income (loss) from discontinued operations	(6,990)	1,076	(1,078)	(1,997)	3,070
Net income (loss)	$(26,350)	$15,334	$7,365	$9,929	$(3,951)

Earnings (loss) per share - Basic
Continuing operations	(1.24)	.92	.55	.74	(.44)
Discontinued operations	(.45)	.07	(.07)	(.12)	.19
Net earnings (loss) per share - Basic	(1.69)	.99	.48	.62	(.25)

Earnings (loss) per share - Diluted
Continuing operations	(1.24)	.92	.55	.74	(.44)
Discontinued operations	(.45)	.07	(.07)	(.12)	.19
Net earnings (loss) per share - Diluted	(1.69)	.99	.48	.62	(.25)

Cash dividends per share	.24	.24	.24	.22	.20

At year-end:

Working capital (1)	93,017	121,312	95,963	93,574	102,006
Total assets	322,816	357,723	310,688	293,195	288,560
Long-term debt	12,913	14,943	9,419	10,097	11,001
Shareholders' equity	193,803	224,418	211,151	209,426	208,640
Book value per share	12.30	14.27	13.58	13.37	13.09
Number of employees	3,677	4,416	4,490	4,233	3,788

(1) Working capital is defined as current assets less current liabilities.

Note: The Five-Year Summary of Selected Financial Data above has been restated to reflect discontinued operations and should be read in conjunction with Note 11, Restructuring Charges and Discontinued Operations, of the Notes to the Consolidated Financial Statements appearing in this report.

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

During 2003, the Company completed construction of a new Class C motorhome manufacturing facility in Indiana and purchased an existing facility in Georgia to expand its manufacturing capacity for travel trailers and fifth wheels. During 2004, the Company acquired two new RV production facilities five miles north of the main complex in Middlebury, Indiana and sold one smaller facility located in Goshen, Indiana. These new manufacturing facilities were acquired to meet increased market demand for the Company's travel trailers and fifth wheels and for production of the Company's new camping and travel trailer lines. In addition, the Company opened a new regional service center in Chino, California to better meet the needs of its recreational vehicle dealers and retail customers on the West Coast.

The Company's business segments are subject to certain seasonal demand cycles and changes in general economic and political conditions. Demand in the RV and certain portions of the Housing and Building Segments generally declines during the winter season, while sales and profits are generally highest during the spring and summer months. Inflation and changing prices have had minimal direct impact on the Company in the past in that selling prices and material costs have generally followed the rate of inflation. However, in 2004, rapid escalation of prices for certain raw materials combined with a number of price protected sales contracts adversely affected profits in the Housing and Building Segment. The RV Segment was also affected adversely by raw material inflation but to a lesser degree due to material surcharges added to the prices of products sold to dealers. Changes in interest rates impact both the RV and Housing and Building Segments, with rising interest rates potentially dampening sales.

In support of the Housing and Building Segment’s growing demand in the Atlantic and Southeastern states, the Company embarked on a 62,000 square-foot plant expansion of its Virginia operation, which will be completed in the first quarter of 2006. The Virginia facility has encountered production delays and capacity constraints amid surging order flow and backlogs since 2003. The new plant expansion is expected to increase annual production capacity by approximately 40%, with an anticipated 27% increase in sales for 2006.

Late in 2005, the Company’s All American Building Systems (AABS) commercial business unit secured contracts for a number of multi-family projects including a $16 million contract for three-story condominiums in Alabama and a $1.1 million contract for two-story condominiums in Florida. During 2005, AABS completed an urban infill project in Detroit worth approximately $1.7 million, and a $3.5 million seniors condominium project in West Virginia was commenced with anticipated completion in early 2006. Initial deliveries of barracks for the $4.5 million military housing project at Fort Bliss, Texas were completed in December, with the remainder of the barracks scheduled for completion in the first quarter of 2006. AABS hopes to secure contracts for additional military housing projects during 2006.

The Housing and Building Segment is also pursuing additional business with federal, state and local authorities to provide permanent replacement structures for areas affected by the recent series of hurricanes in the Gulf of Mexico. In 2005, the Housing and Building Segment produced temporary offices, banks and temporary medical structures with a value of $3.1 million to aid in the initial reconstruction in those hurricane affected areas. In 2006, the Company will begin construction of a $4.1 million multi-family project located on the outskirts of New Orleans, representing the first permanent reconstruction project for All American Homes. The Company is also negotiating for a number of other permanent reconstruction projects involving both single-family and multi-family residential structures.

Intensive Recovery Plan

During 2005, the Company’s Board of Directors approved a comprehensive operational and cost structure realignment and restructuring plan (the Intensive Recovery Plan), which is intended to improve operating performance and ensure financial strength.

When describing the impact of these restructuring plans, all determinations of the fair value of long-lived assets were based upon comparable market values for similar assets.

During the year, approximately 140 salaried positions were eliminated throughout the Company which will result in annual savings of approximately $5.6 million in 2006. The Company has also made a number of changes within corporate management to consolidate executive positions and reduce overhead. Severance costs related to the positions eliminationed were approximately $0.7 million, of which $0.5 million was paid by December 31, 2005 and $0.2 million will be paid in 2006.

Housing and Building Segment

The Company is in the latter stages of closing the All American Homes operation in Springfield, Tennessee. The closure of the Tennessee location resulted in an asset impairment charge of approximately $1.1 million in 2005. During the prior three fiscal years, this location generated cumulative pre-tax losses of $3.4 million, with an additional pre-tax loss (excluding non-cash charges) of $3.1 million in 2005. This action should have no impact on revenues, as all existing builders in that region will continue to be served by the Company’s housing operations in Indiana, Ohio and North Carolina, but should improve profitability by eliminating the possibility of further losses at this location. The facility has been listed for sale, and management anticipates the final closure of the Tennessee facility to occur late in the first quarter of 2006.

On December 31, 2005, the Company sold all operating assets of the All American Homes of Kansas division. The total sales price was $1.5 million, which the Company received in cash. The sale resulted in a loss on the sale of discontinued operations of $0.6 million, net of $0.4 million in taxes. Prior to the sale, during the third quarter, an impairment loss of $1.6 million was recorded in anticipation of the sale of the division. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation.

The Company is also in the latter stages of negotiating the sale of Miller Building Systems, Inc. Management expects to close on the sale of Miller in early 2006. Since its acquisition, Miller has struggled through a deep downturn in the telecommunications market. An asset impairment charge of $4.3 million was recorded in the third quarter. In conjunction with the pending sale of Miller, and as a result of Miller meeting all the criteria to be considered held for sale, the Company incurred an additional impairment charge for the subsidiary of approximately $3.6 million in the fourth quarter. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation.

In conjunction with the actions noted above, management allocated goodwill of $0.7 million to the discontinued operations from the Housing and Building Segment goodwill based on the relative fair value of the discontinued operations to the entire Housing and Building Segment. The $0.7 million of allocated goodwill consisted of $0.6 million allocated to Miller Building Systems, which was then determined to be impaired and was written off and $0.1 million allocated to All American Homes of Kansas, which was included in the determination of the final loss on sale of assets.

Recreational Vehicle Segment

In September, the Company announced the relocation of Georgie Boy Manufacturing (GBM), LLC from Edwardsburg, Michigan to a newer, more efficient motorhome production facility within its Middlebury, Indiana manufacturing complex. GBM will continue to control and focus on its independent product design, sales, and marketing efforts to ensure the continued strength of the GBM brand with consumers and its separate dealer body, while realizing operating and administrative synergies. The relocation was completed late in the fourth quarter. This internal restructuring should result in improved operating efficiencies and capacity utilization within the RV Segment, representing approximately $5 million in annual operational improvements beginning in 2006, with no anticipated decrease in revenues. The old GBM manufacturing complex has been listed for sale; however, no loss on disposal is anticipated.

On January 13, 2006, the Company sold all operating assets of Prodesign, LLC. The total sales price was $8.2 million, of which the Company received $5.7 million in cash, a $2.0 million promissory note and $0.5 million to be held in escrow to cover potential warranty claims and uncollectible accounts receivable, as defined in the sale agreement. The promissory note is to be repaid over a period of 10 years, using an amortization period of 15 years, and bears interest at 6% per annum with interest only payments being required in the first three years. Any funds remaining in the escrow account after a period of 13 months will revert to the Company. In accordance with Statement of Financial Accounting Standard No. 144, Prodesign qualified as a separate component of the Company’s business and as a result, the operating results of Prodesign have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. In conjunction with the classification of Prodesign as a discontinued operation, management allocated goodwill of $0.3 million to the discontinued operations from the Recreational Vehicle Segment goodwill based on the relative fair value of the discontinued operations to the entire Recreational Vehicle Segment. The $0.3 million of allocated goodwill will be written off in conjunction with the calculation of the final gain on sale of assets in the first quarter of 2006.

During the later part of 2005, the RV Segment began to see favorable results from its Intensive Recovery Plan. Total discounts and incentives as a percentage of sales were reduced by a meaningful 18.6% versus prior periods, and capacity utilization was increased through the Georgie Boy Manufacturing transition to Middlebury and the consolidation of a number of operations. The daily unit output of the Segment’s towable plants improved by 75% when compared with the first nine months of the year.

Even though 2005 presented significant challenges for the RV Segment, the long-term future of this business remains bright. The recent RV Consumer Demographic Profile published by the Dr. Richard Curtin of the University of Michigan indicates that RV ownership is at its highest level ever, with more than 7.9 million households currently owning an RV. Based on continuing demographic strength, Dr. Curtin has suggested that the RV Industry’s annual wholesale shipments could grow significantly over the next decade. With Coachmen’s strong portfolio of brands, its full range of product types and prices, and its national network of dealers, the Coachmen RV Group is well-positioned to capitalize on future growth in the Industry.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Consolidated Statements of Operations expressed as a percentage of sales and the percentage change in the dollar amount of each such item from that in the indicated previous year:

	Percentage of Net Sales			Percent Change
	Years Ended December 31			2005	2004
				to	to
	2005	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	(12.5)%	26.0%
Cost of sales	92.0	85.9	85.5	(6.2)	26.6
Gross profit	8.0	14.1	14.5	(50.4)	22.1
Operating expenses:
Delivery	4.7	4.3	4.4	(3.7)	21.8
Selling	4.0	3.6	3.6	(1.0)	25.0
General and administrative	4.4	3.9	4.7	(2.4)	6.2
Asset impairments	.1	.0	.0	n/m	n/m
(Gain) loss on sale of assets, net	.0	(.2)	(.1)	n/m	n/m
Total operating expenses	13.2	11.6	12.6	.1	15.9
Operating income (loss)	(5.2)	2.5	1.9	(283.2)	62.2
Nonoperating (income) expense:
Interest expense	.5	.2	.2	76.6	80.7
Investment income	(.3)	(.3)	(.2)	(.5)	110.3
Other (income) expense	(.1)	(.0)	(.1)	33.2	14.2
Total nonoperating (income) expense	.1	(.1)	(.1)	(170.5)	111.0
Income (loss) from continuing operations before income taxes	(5.3)	2.6	2.0	(279.1)	63.6
Income taxes (credit)	(2.5)	.8	.7	(372.9)	53.3
Net income (loss) from continuing operations	(2.8)	1.8	1.3	(235.8)	68.9
Discontinued operations
Income (loss) from operations of discontinued entities	(.9)	(.1)	(.1)	n/m	(38.9)
Gain (loss) on sale of assets of discontinued entities	(.1)	.2	.0	n/m	n/m
Net income (loss)	(3.8)	1.9	1.2	(271.8)	108.2

n/m - not meaningful

Note: The Results of Operations above have been restated to reflect discontinued operations and should be read in conjunction with Note 11, Restructuring Charges and Discontinued Operations, of the Notes to the Consolidated Financial Statements appearing in this report.

Comparison of 2005 to 2004

Consolidated net sales from continuing operations decreased $99.9 million or 12.5% to $702.4 million in 2005 from $802.3 million in 2004. The Company's RV Segment experienced a net sales decrease from continuing operations of $71.6 million, or 12.1%, from 2004. Throughout 2005, the RV Segment worked through an industry slowdown in retail activity and higher dealer inventories, in part related to falling consumer confidence and significantly higher fuel costs, and due to a product recall for camping trailers. Full-year recreational vehicle wholesale unit shipments for the Company were down 11.9% compared to 2004, while the industry was up 4.2%. For the full year, the Company’s wholesale market share declined from 5.8% to 4.9% across all product types. The Company’s retail market share for the same period declined from 5.4% to 4.9% across all product types. Detailed market share data for 2005 and 2004 for each product type are set forth in the following table:

	Wholesale Share		Retail Share
	2005	2004	2005	2004

Class A Motorhomes	7.6%	7.9%	7.9%	7.1%
Gasoline	n/a	n/a	10.2%	9.5%
Diesel	n/a	n/a	5.5%	4.4%
Class C Motorhomes	9.3%	12.5%	12.5%	12.0%
Travel Trailers	4.4%	4.4%	4.0%	4.3%
Fifth Wheels	1.7%	2.1%	2.1%	2.4%
Camping Trailers	10.0%	14.6%	9.9%	11.9%
Total	4.9%	5.8%	4.9%	5.4%

Wholesale share based on wholesale unit shipment data as reported by the Recreational Vehicle Industry Association.
Retail share based on data provided by Statistical Surveys, Inc.

The decrease in wholesale Class A market share is attributable to an overall slowdown in the Class A market, as well as, the transition of the Company's Georgie Boy subsidiary to the Coachmen RV complex in Middlebury, Indiana during the fourth quarter of 2005. Travel trailer wholesale market share remained constant from 2004 even though units shipped increased 19.5% to 8,638 units due to the market success of its new 2006 models, as well as, increased shipments of FEMA-related units both by Coachmen and within the industry as a whole. Camping trailers again saw an industry-wide decline in wholesale shipments of approximately 3.8% during 2005, while the Company experienced a 4.6% decrease in market share. Coachmen’s share of camping trailers at wholesale declined 4.6 percentage points to 10.0% due mainly to issues surrounding the recall of the Company’s products due to the lift mechanism employed in the product. The 12.1% decrease in sales dollars for the Recreational Vehicle Segment was the result of an 11.9% decrease in unit shipments coupled with a decline in the 2005 average sales price per unit for products sold of 4.8% from the 2004 average per unit price. This decrease is a result of the change in product mix sold during 2005. RV backlogs in dollars at the end of 2005 were $80.3 million, down from $100.7 million at the end of 2004. Backlog in units however, more than doubled to 3,964 from 1,924 in 2004, primarily due to the increase of travel trailer orders. Total travel trailer backlog rose from 524 units at the end of 2004 to 2,857 units at the end of 2005, with approximately 80% of the backlog representing dealer retail demand rather than hurricane related orders.

The Housing and Building Segment had a net sales decrease from continuing operations in 2005 of $28.4 million, or 13.6%. Wholesale unit shipments declined 20.9% compared with the prior year but backlogs at December 31, 2005 rose 23.2% to $46.2 million, compared with $37.5 million at December 31, 2004. The Segment’s results were impacted by continuing weakness in its core Midwest housing market. The most recent statistics on housing starts from the U.S. Census Bureau showed a 23.8% decline in new single-family homes in the Midwest region for December, which is consistent with the challenges faced at the All American Homes operations in Ohio, Indiana and Iowa through much of the year. In contrast to the weakness in the Midwest, the Southern market has been performing well, where Census Bureau data showed a 4.3% increase in single-family housing starts in December and an 11.6% increase for the full year. For 2005, the Housing and Building Segment experienced a 5.8% increase in the average sales price per unit which partially offset the decline in unit sales. Historically, the Company's first and fourth quarters are the slowest for sales in both segments.

Gross profit from continuing operations was $56.0 million, or 8.0% of net sales, in 2005 compared to $112.8 million, or 14.1% of net sales, in 2004. For the RV Segment, gross profit in dollars and as a percentage of net sales declined in 2005 as a result of decreased production volume, resulting in lower utilization of the Company's manufacturing facilities, increased retail and wholesale incentives of $5.9 million, as well as, increased warranty costs of $12.6 million compared to 2004. The increase in warranty costs is due to specific warranty reserves established related to the recall of camping trailer lift systems and to the repair of laminated sidewalls of certain of the Company’s recreational vehicles. For the Housing and Building Segment, gross profit in dollars and as a percentage of net sales declined due to the 13.6% decrease in sales combined with higher insurance, workers compensation and warranty costs.

Operating expenses for continuing operations, consisting of selling, delivery, general and administrative expenses, were $91.9 million and $94.2 million, or as a percentage of net sales, 13.1% and 11.8% for 2005 and 2004, respectively. Delivery expenses were $32.8 million in 2005 or 4.7% of net sales, compared with $34.0 million in 2004 or 4.3% of net sales. Increases in fuel costs, as well as, outsourcing costs negatively affected delivery expense, offset by reductions in payroll related costs and lower setting expenses due to the reduction in unit sales in the Housing and Building Segment. Selling expenses for 2005 were $28.3 million, or 4.0% of net sales, a 0.4 percentage point increase from the $28.6 million, or 3.6% of net sales, experienced in 2004. The $0.3 decrease in selling expense was primarily the result of reductions in payroll related expenses. General and administrative expenses were $30.8 million in 2005, or 4.4% of net sales, compared with $31.5 million, or 3.9% of net sales, in 2004. The decrease of $0.7 million in general and administrative expenses, while greater as a percentage of sales than 2004, was primarily related to the reduction in payroll related expenses of $5.0 million (which includes the reversal of expenses accrued related to a long-term incentive compensation program of $1.4 million) partially offset by an increase of $3.2 million due to litigation settlements and professional services and an increase of $0.8 million in bad debt expense.

Operating loss from continuing operations in 2005 of $36.8 million decreased $56.9 million compared with the operating income of $20.1 million in 2004. This decrease is the result of the $56.9 million decrease in gross profit with no significant decrease in operating expenses.

The Company is in the latter stages of closing the All American Homes operation in Springfield, Tennessee. The pending closure of the Tennessee location resulted in an asset impairment charge of $1.1 million during 2005. The facility has been listed for sale, and management anticipates the final closure of the Tennessee facility to occur late in the first quarter of 2006. No markets will be abandoned as a result of this closure as all existing builders in that region will continue to be served by the Company’s housing operations in Indiana, Ohio and North Carolina.

In 2005, the Company had gains on the sale of properties of $0.2 million, compared to gains on the sale of properties of $1.4 million in 2004. There were no significant gains or losses from property transactions related to continuing operations during 2005. The gains for 2004 resulted primarily from the sale of a 79,000 square foot facility in Goshen, Indiana and the sale of various properties that had not been used in production, which were located in Elkhart and Middlebury, Indiana. Assets are continually analyzed and every effort is made to sell or dispose of properties that are determined to be excess or unproductive.

Interest expense from continuing operations for 2005 and 2004 was $3.2 million and $1.8 million, respectively. Interest expense increased due to the higher amount of average outstanding balances of short and long-term borrowings incurred by the Company and the amount borrowed by the Company against the cash surrender value of the Company's investment in life insurance contracts combined with higher applicable interest rates. During 2004, the Company borrowed from its line of credit ($10 million outstanding at December 31, 2004), obtained a one-time short-term note ($10 million outstanding at December 31, 2004) and borrowed against the cash surrender value of its investment in life insurance contracts ($15 million outstanding at December 31, 2004) to meet working capital needs. These borrowings were generally associated with the increased inventory and accounts receivable levels maintained by the Company during 2004, along with the investment in two strategic growth initiatives within the RV Segment during 2004 that were funded primarily from available cash and borrowings. The first growth initiative was the purchase, tooling and staffing of a business unit that was to have been dedicated to the Coleman® brand of recreational vehicles. The second initiative was the opening of the Company's new West Coast Service Center in southern California to better serve customers in the western states. During 2005, the Company continued to borrow from its line of credit ($12.3 million outstanding at December 31, 2005) and continued to borrow against the cash surrender value of its investment in life insurance contracts ($15 million outstanding throughout 2005 and at December 31, 2005).

Investment income from continuing operations for 2005 and 2004 was $2.2 million in both years (see Note 1 of Notes to Consolidated Financial Statements).

Pre-tax loss from continuing operations for 2005 was $37.4 million compared with pre-tax income from continuing operations of $20.9 million for 2004. The Company's RV Segment generated pre-tax loss from continuing operations of $40.8 million, or 7.8% of recreational vehicle net sales in 2005, compared with pre-tax income from continuing operations of $10.6 million, or 1.8% of the RV Segment's net sales in 2004. The Housing and Building Segment recorded 2005 pre-tax loss from continuing operations of $2.4 million or 1.3% of segment net sales compared with pre-tax income from continuing operations of $9.8 million, or 4.7% of segment net sales (see Note 2 of Notes to Consolidated Financial Statements).

The provision for income taxes related to continuing operations was a benefit of $18.0 million for 2005 versus an expense of $6.6 million for 2004, representing an effective tax rate of (48.2%) for 2005 and 31.6% for 2004. The Company’s effective tax rate fluctuates based upon income levels, the states where sales occur, the amount of export sales, nontaxable dividends on investments, nontaxable increases in cash value of life insurance contracts and recognized federal and state tax credits. The impact of nontaxable income and tax credits in profitable years reduces the effective tax rate; however, in loss years the impact of these items causes an increase in the effective tax rate credit.

The Company’s effective tax rate credit for 2005 was favorably impacted by federal and state research and development (“R&D”) tax credits for the current year and prior years, all of which were recognized in 2005. During 2005, the Company completed a project to identify eligible expenditures for purposes of claiming R&D tax credits. As part of this project, the Company filed amended tax returns for 1999-2003 to claim federal and state R&D tax credits. In addition, the Company’s 2004 federal and state income tax returns, which were completed and filed during 2005, reflected $.9 million of federal and state tax credits not recognized in the 2004 provision. The carryback of the Company’s 2005 net operating loss results in an alternative minimum tax (“AMT”) credit carryforward of $.2 million, which can be carried forward indefinitely. Further, at December 31, 2005, the Company has federal and state R&D tax credit carryforwards of $.4 million and $.2 million, respectively, which can be utilized to offset future tax liabilities. The Company has also recognized the tax benefit of certain state net operating loss carryforwards in states that do not permit carrybacks of net operating losses. In management’s opinion, no valuation allowance for deferred tax assets is required at December 31, 2005 (see Note 10 of Notes to Consolidated Financial Statements).

Net loss from continuing operations for the year ended December 31, 2005 was $19.4 million (a loss of $1.24 per diluted share) compared to net income from continuing operations for the year ended December 31, 2004 of $14.3 million (earnings of $.92 per diluted shared). Net loss for the year ended December 31, 2005 was $26.4 million (a loss of $1.69 per diluted share) compared to net income of $15.3 million (earnings of $.99 per diluted share) for 2004.

On December 31, 2005, the Company sold all operating assets of the All American Homes of Kansas division. The total sales price was $1.5 million, which the Company received in cash. The sale resulted in a loss on the sale of discontinued operations of $0.6 million, net of $0.4 million in taxes. Prior to the sale, during the third quarter, an impairment loss of $1.6 million was recorded in anticipation of the sale of the division. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation.

On January 13, 2006, the Company sold all operating assets of Prodesign, LLC. The total sales price was $8.2 million, of which the Company received $5.7 million in cash, a $2.0 million promissory note and $0.5 million to be held in escrow to cover potential warranty claims and uncollectible accounts receivable, as defined in the sale agreement. The promissory note is to be repaid over a period of 10 years, using an amortization period of 15 years, and bears interest at 6% per annum with interest only payments being required in the first three years. Any funds remaining in the escrow account after a period of 13 months will revert to the Company. In accordance with Statement of Financial Accounting Standard No. 144, Prodesign qualified as a separate component of the Company’s business and as a result, the operating results of Prodesign have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. In conjunction with the classification of Prodesign as a discontinued operation, management allocated goodwill of $0.3 million to the discontinued operations from the Recreational Vehicle Segment goodwill based on the relative fair value of the discontinued operations to the entire Recreational Vehicle Segment. The $0.3 million of allocated goodwill will be written off in conjunction with the calculation of the final gain on sale of assets in the first quarter of 2006.

The Company is also in the latter stages of negotiating the sale of Miller Building Systems, Inc. Management expects to close on the sale of Miller in early 2006. Since its acquisition, Miller has struggled through a deep downturn in the telecommunications market. An asset impairment charge of $4.3 million was recorded in the third quarter. In conjunction with the pending sale of Miller, and as a result of Miller meeting all the criteria to be considered held for sale, the Company incurred an additional impairment charge for the subsidiary of approximately $3.6 million in the fourth quarter. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation.

Comparison of 2004 to 2003

Consolidated net sales from continuing operations increased $165.5 million, or 26.0% to $802.3 million in 2004 from $636.9 million in 2003. The Company's RV Segment experienced a net sales increase of $132.1 million, or 28.6%, over 2003. During 2004, the Company continued to see a shift in demand towards higher end products in the RV Segment. Full-year recreational vehicle wholesale unit shipments for the Company were up 10.1% compared to 2003, while the industry was up 15.5% in the same categories. In the various product categories, the Company's Class A market share increased to 7.9% in 2004 as compared to 7.1% in 2003. Class C market share increased to 12.5% compared to 11.6% in 2003. Travel trailer market share declined 0.6 percentage points to 4.4% from 5.0% in 2003. Fifth wheel market share decreased to 2.1% in 2004 from 3.1% in 2003 and camping trailer market share increased to 14.6% from 12.0% the previous year. The increase in Class A market share is attributable to the improved performance of the Company's Georgie Boy subsidiary during 2004 coupled with the increased emphasis on rear diesel products at Coachmen Recreational Vehicle Company. Travel trailer market share decreased mainly due to an increase of 11.3% in unit shipments within the industry while the Company's unit shipments remained flat for 2004. Likewise, the fifth wheel market share decline is a result of an increase of 35.0% in unit shipments within the industry, while the Company's unit shipments declined 11.2%. Camping trailers saw an industry-wide decline in wholesale shipments of over 4% during 2004 while the Company experienced a 16.9% increase in unit shipments. As a result of the overall lower increase in unit shipments when compared to the industry, Coachmen's share of recreational vehicle wholesale shipments for the year declined to 5.8%, a 0.2 percentage point decline from its 2003 full-year share of 6.0%. The 28.6% increase in sales dollars for the Recreational Vehicle Segment coupled with a 10.1% increase in unit shipments resulted in an increase of 15.9% in the average sales price per unit for products sold by the Company in 2004. RV backlogs at the end of 2004 were $101 million. Although the backlog is down approximately 35% from a year ago, the Company considers the current backlog to be at a healthy level. The backlog at the end of 2003 was exceedingly high as a result of improving market fundamentals at that time. The Housing and Building Segment had a net sales increase in 2004 of $33.4 million, or 19.1%. Residential wholesale unit shipments increased 8.6% compared with the prior year and backlogs at December 31, 2004 rose 23.7% to $47 million, compared with $38 million at December 31, 2003. For 2004, the Housing and Building Segment experienced a 5.0% increase in the average sales price per unit, as well as, an overall 10.5% increase in unit sales. The increase was the result of product mix, sales price increases and surcharges related to increased cost of raw materials, particularly lumber. Historically, the Company's first and fourth quarters are the slowest for sales in both segments.

Gross profit from continuing operations was $112.8 million, or 14.1% of net sales, in 2004 compared to $92.4 million, or 14.5% of net sales, in 2003. For the RV Segment, gross profit in dollars and as a percentage of net sales improved in 2004 as a result of increased production volume, resulting in improved utilization of the Company's manufacturing facilities. For the Housing and Building Segment, gross profit in dollars improved while the gross profit percentage declined slightly due to the Company's continued investment in new business initiatives. The overall increase in gross profit dollars was primarily attributable to the continued recovery of the RV Segment while the decrease in gross profit as a percentage of sales was primarily the result of material price increases in the Housing and Building Segment and new business initiatives in both the RV and Housing and Building Segments.

Operating expenses, consisting of selling, delivery, general and administrative expenses, were $94.2 million and $80.5 million, or as a percentage of net sales, 11.8% and 12.7% for 2004 and 2003, respectively. Delivery expenses were $34.0 million in 2004 or 4.3% of net sales, compared with $27.9 million in 2003, or 4.4% of net sales. Product mix, delivery distance, as well as, operating expenses and outsourcing costs affect delivery expense. Selling expenses for 2004 were $28.6 million or 3.6% of net sales and for 2003 were $22.9 million, or 3.6% of net sales. The $5.7 million increase in selling expense was the result of an increase of $3.7 million from the RV Segment which was related to increased staffing, sales commissions and bonuses, along with increased expenses associated with new product shows plus $2.0 million from the Housing and Building Segment which was related to increased staffing, commissions, new product shows and literature expenses. General and administrative expenses were $31.5 million in 2004, or 3.9% of net sales, compared with $29.7 million, or 4.7% of net sales, in 2003. While less as a percentage of sales than 2003, the increase was related to increases in management bonuses and regulatory compliance costs including professional services related to the audit.

Operating income from continuing operations in 2004 of $20.1 million increased $7.7 million compared with the operating income of $12.4 million in 2003. This increase is consistent with the $20.4 million increase in gross profit plus the $0.9 million increase in gain on the sale of assets, partially offset by the $12.7 million overall increase in total operating expenses.

The gain on sale of assets increased to $1.4 million in 2004 from $.5 million in 2003. The gains for 2004 resulted primarily from the sale of a 79,000 square-foot facility in Goshen, Indiana and the sale of various properties that had not been used in production, which were located in Elkhart and Middlebury, Indiana. The gains for 2003 resulted primarily from the sale of vacant lots located in California. Assets are continually analyzed and every effort is made to sell or dispose of properties that are determined to be excess or unproductive.

Interest expense from continuing operations for 2004 and 2003 was $1.8 million and $1.0 million, respectively. Interest expense varies with the amount of short and long-term borrowings incurred by the Company and the amount borrowed by the Company against the cash surrender value of the Company's investment in life insurance contracts. During 2004, the Company borrowed from its line of credit ($10 million outstanding at December 31, 2004), obtained a one-time short-term note ($10 million outstanding at December 31, 2004) and borrowed against the cash surrender value of its investment in life insurance contracts ($15 million outstanding at December 31, 2004) to meet working capital needs. These borrowings were generally associated with the increased inventory and accounts receivable levels maintained by the Company during 2004, along with the investment in two strategic growth initiatives within the RV Segment during 2004 that were funded primarily from available cash and borrowings. The first growth initiative was the purchase, tooling and staffing of a business unit that was to have been dedicated to the Coleman® brand of recreational vehicles. The second initiative was the opening of the Company's new West Coast Service Center in southern California to better serve customers in the western states.

Investment income for 2004 of $2.2 million was $1.2 million higher than 2003 (see Note 1 of Notes to Consolidated Financial Statements).

Pre-tax income from continuing operations for 2004 was $20.9 million compared with pre-tax income from continuing operations of $12.7 million for 2003. The Company's RV Segment generated pre-tax income from continuing operations of $10.6 million, or 1.8% of recreational vehicle net sales in 2004, compared with pre-tax income from continuing operations of $1.2 million, or .3% of the RV Segment's net sales in 2003. The Housing and Building Segment recorded 2004 pre-tax income from continuing operations of $9.8 million and in 2003, $12.5 million, or 4.7% and 7.1%, respectively, of segment net sales (see Note 2 of Notes to Consolidated Financial Statements).

The provision for income taxes related to continuing operations was an expense of $6.6 million for 2004 versus an expense of $4.3 million for 2003, representing an effective tax rate of 31.6% for 2004 and 33.8% for 2003. The lower effective tax rate in 2004 resulted primarily from the reversal of certain reserves for federal income taxes, which were no longer required since the statute of limitations expired or the risk of additional tax assessments was no longer probable. The Company's effective tax rate fluctuates based upon the states where sales occur, the level of export sales, the mix of nontaxable investment income and changes in recorded tax reserves (see Note 10 of Notes to Consolidated Financial Statements).

Net income from continuing operations for the year ended December 31, 2004 was $14.3 million ($.92 per diluted share) compared to net income from continuing operations for the year ended December 31, 2003 of $8.4 million ($.55 per diluted shared). Net income for the year ended December 31, 2004 was $15.3 million ($.99 per diluted share) compared to net income of $7.4 million ($.48 per diluted share) for 2003.

On December 31, 2004, the Company sold all operating assets of the Company-owned dealership located in North Carolina. The total sale price was $11.8 million, of which the Company received cash of $10.8 million and a promissory note of $1 million. The promissory note is due in two annual payments, including interest. The sale resulted in a gain on sale of discontinued operations of $1.7 million, net of $.8 million in taxes. In accordance with Statement of Financial Accounting Standard No. 144, the dealership qualified as a separate component of the Company's business and as a result, the operating results and the gain on the sale of assets have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation.

Liquidity and Capital Resources

The Company generally relies on funds from operations as its primary source of working capital and liquidity. In addition, the Company maintains a $35.0 million unsecured line of credit to meet its seasonal working capital needs (see Note 5 of Notes to Consolidated Financial Statements). This credit line was utilized in 2005, 2004 and 2003 and there were $12.3 million, $10.0 million and $5.0 million in outstanding borrowings at December 31, 2005, 2004 and 2003, respectively. In addition to the line of credit borrowings, on December 30, 2004, the Company entered into an Amendment to the Credit Agreement. The amendment provided for a one-time short-term loan to the Company of $10.0 million. This short-term loan bore interest at the prime rate and was due and paid on February 28, 2005. At December 31, 2004, there was $10.0 million outstanding on this loan. During 2004, the Company also borrowed against the cash surrender value of the Company's investment in life insurance contracts. As of December 31, 2005 and 2004, $15.0 million had been borrowed against the cash surrender value of Company-owned life insurance contracts.

During 2005, the Company generated cash flow from operations of $5.0 million. During 2003 and 2004, mainly as a result of increased inventories and receivables, offset somewhat by an increase in trade payables, the Company generated a negative cash flow from operations. Cash used in operations in 2004 was $22.3 million and $3.6 million in 2003. For 2005, the net loss and increases in deferred tax assets and refundable taxes were offset by decreases in accounts receivable and inventories and non-cash charges related to depreciation, impairments and losses on sales of assets. The decreases in accounts receivable and inventories were a result of management’s focus on the reduction of these assets as part of the Intensive Recovery Plan. For 2004, net income adjusted for depreciation and a slight increase in trade payables were the significant factors in generating cash flows, which were offset by increases in accounts receivables and inventories. The increase in accounts receivable was primarily related to the 8.6% increase in fourth quarter sales as compared to the previous year. For the year 2003, net income, adjusted for depreciation, and an increase in trade payables, were the significant factors in generating operating cash flows, which were offset by increases in trade receivables and inventories. The increase in receivables was related to the 15.8% increase in fourth quarter sales as compared to the previous year and particularly by the RV Segment's strong sales effort during the final two weeks of December.

Investing activities used cash of $4.4 million in 2005, $9.8 million in 2004 and $3.4 million in 2003. In 2005, cash of $5.7 million was used to acquire machinery and equipment for both operating segments. Purchases of investments, net of sales, used cash flows of $0.6 million. In 2004, the investment in the West Coast Service Center and in the business unit that was to have been dedicated to the Coleman® brand of recreational vehicles represented major uses of cash, which were offset in part by the sale of the property and equipment of a company-owned dealership and certain other property and equipment. In 2003, the investment in two additional manufacturing facilities for the RV Segment represented a major use of cash. The sale of marketable securities, net of purchases, provided cash flows of $1.0 million and $4.9 million for 2004 and 2003, respectively. These proceeds were used in part to fund the investment in the additional manufacturing facilities in 2004 and 2003. Capital expenditures in 2004 of $16.5 million consisted of the investment in the West Coast Service Center and the business unit that was to have been dedicated to the Coleman® brand of recreational vehicles, and investments in machinery and equipment and transportation equipment for both the Recreational Vehicle Segment and the Housing and Building Segment. Other than the two additional manufacturing facilities, capital expenditures of $12.1 million during 2003 included a new service facility constructed at the Company-owned dealership in North Carolina that was sold in December 2004 and investments in machinery and equipment and transportation equipment for both the Recreational Vehicle Segment and the Housing and Building Segment.

In 2005, financing activities used cash flows of $12.8 million. Payments on borrowings on the line of credit, including the short-term loan from 2004, and the long-term debt, net of borrowings, used cash of $9.7 million. In addition, dividends of $3.8 million were paid in 2005. In 2004, financing activities provided cash flows of $40.7 million. Proceeds from borrowings on the line of credit, including the short-term loan, borrowings on the cash surrender value of life insurance polices and proceeds from long-term debt, net of repayments, provided cash of $43.7 million. Offsetting the cash provided by borrowings in 2004 was the payment of cash dividends. In 2003, cash flows from financing activities reflected the Company's short-term borrowing activity. The principal use of cash flows from financing activities was $4.4 million used to purchase common shares under the Company's share repurchase program during the first quarter. Other financing activities for 2003 were payments of long-term debt and cash dividends. The negative cash flows for 2003 was partially offset by the issuance of common shares under stock option and stock purchase plans. For a more detailed analysis of the Company's cash flows for each of the last three years, see the Consolidated Statements of Cash Flows.

The Company's cash and cash equivalents at December 31, 2005 were $2.8 million or a decrease of $12.2 million from 2004. At December 31, 2005, the Company has $19.7 million available for borrowing under the unsecured line of credit. The Company anticipates that available funds, together with anticipated cash flows generated from future operations, planned Intensive Recovery Plan actions and amounts available under its existing credit facilities, will be sufficient to fund future planned capital expenditures and other operating cash requirements through the end of 2006.

Any downturn in the U.S. economy, decline in consumer confidence and other factors may adversely impact the RV industry. This may have a negative impact on the Company's sales of recreational vehicles and also increases the Company's risk of loss under repurchase agreements with lenders to the Company's independent dealers (see Note 12 of Notes to Consolidated Financial Statements and Critical Accounting Policies below). Increases in interest rates could also adversely affect the sale of RV's and of single-family homes.

In 2005, working capital decreased $28.3 million, to $93.0 million from $121.3 million. The $27.3 million decrease in current assets at December 31, 2005 versus December 31, 2004 was primarily due to decreases in cash, trade receivables and inventories offset partially by increases in deferred income taxes and refundable income taxes. Current liabilities at December 31, 2005 were $1.0 million higher than at December 31, 2004.

The Company anticipates capital expenditures in 2006 of approximately $8 million. The major planned expenditures include a plant expansion at one of the housing manufacturing facilities to provide increased capacity. The balance of the planned capital expenditures for 2006 will be for purchase or replacement of machinery and equipment and transportation equipment to be used in the ordinary course of business. The Company plans to finance these expenditures with funds generated from operating cash flows.

Principal Contractual Obligations and Commercial Commitments

The Company's future contractual obligations are summarized as follows (in thousands):

	Payment Period
	2006	2007	2008	2009	2010	Thereafter

Credit facility borrowings	$12.3	$-	$-	$-	$-	$-
Long-term debt	2,222.6	2,590.6	2,245.5	5,650.1	1,063.2	1,363.5
Operating leases	1,112.7	1,031.1	841.3	810.0	691.0	514.1
Deferred compensation obligations	925.6	559.7	408.0	411.3	400.6	8,000.3
Open purchase orders and purchase obligations	22,714.5	-	-	-	-	-
Interest payments on long-term debt	738.3	619.8	502.0	268.6	70.5	39.2

Notes:
- Projected interest payments for variable-rate debt were calculated based on the outstanding principal amounts and prevailing market rates as of
   December 31, 2005.
- The open purchase orders and purchase obligations displayed in the table represent amounts the Company anticipates will become payable within the next year for goods and services it has negotiated for delivery.

The Company's commercial commitments, along with the expected expiration period of the commitment, is summarized as follows (in thousands):

	Total Amounts	Amount of Commitment	Expiration Per Period
	Committed	Less Than One Year	In Excess of One Year

Letters of credit	$2,950.0	$2,950.0	$-
Guarantees	7,845.7	6,197.1	1,648.6
Standby repurchase obligations	278,362.8	262,428.5	15,934.3
Chassis pool obligations	26,791.1	26,791.1	-
Financing obligation	2,581.4	2,581.4	-

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

Long-Lived Assets - Assets held and used by the Company, including property, plant and equipment and intangible assets, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets to be held and used, a recoverability test is performed based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. Impairments to long-lived assets to be disposed of are recorded based upon the fair value less costs to dispose of the applicable assets. Since judgment is involved in determining the fair value and useful lives of long-lived assets, there is a risk that the carrying value of our long-lived assets may be overstated.

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

Warranty Reserves - The Company provides customers of its products with a warranty covering defects in material or workmanship for periods generally ranging from one to two years in length and up to ten years on certain structural components. The Company records a liability based on its estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. General warranty reserves are estimated based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. Specific warranty reserves are based on specific identified issues with the amounts accrued based on the estimated cost to correct the problem. While the Company believes this method to be consistent and appropriate, changes in estimates could materially affect the Company’s recorded liability for loss. Warranty expense from continuing operations totaled $34.8 million, $20.8 million and $14.9 million in 2005, 2004 and 2003, respectively. Accrued liabilities for warranty expense at December 31, 2005 and 2004 were $20.0 million and $10.1 million, respectively.

The increase in warranty expense from continuing operations for 2005 of $14.0 million to $34.8 million is primarily the result of costs associated with the recall of camping trailer lift systems and the repair of laminated sidewalls of certain of the Company’s recreational vehicles.

Litigation and Product Liability Reserves - At December 31, 2005 the Company had reserves for certain other loss exposures, such as product liability ($2.8 million) and litigation ($3.7 million) (see Note 12 of Notes to Consolidated Financial Statements). The Company's litigation reserve is determined based on an individual case evaluation process. The Company's estimated loss reserves for product liability are determined using loss triangles established by the Company's management reflecting historical claims incurred by the Company. While the Company believes this method to be consistent and appropriate, changes in estimates based on historical trends could materially affect the Company's recorded liabilities for loss.

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

New and Pending Accounting Policies

(See New Accounting Pronouncements in Note 1 of Notes to Consolidated Financial Statements.)

Forward-Looking Statements

This Form 10-K Report contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management’s expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks and uncertainties, and are dependent on various factors, many of which are outside the control of the Company. These uncertainties and other factors include, but are not limited to, the potential fluctuations in the Company’s operating results; the availability for floorplan financing for the Company's recreational vehicle dealers and corresponding availability of cash to the Company; uncertainties regarding the impact on sales of the disclosed restructuring steps in both the Recreational Vehicle and Housing and Building Segments; the ability to sell and close the operations for sale as described; the accuracy of the estimates of the costs to remedy the disclosed recreational vehicle warranty issues; the availability and price of gasoline and diesel fuel, which can impact the sale of recreational vehicles; price volatility of raw materials used in production; the Company's dependence on chassis and other suppliers; interest rates, which affect the affordability of the Company's products; the availability and cost of real estate for residential housing; the ability of the Housing and Building Segment to perform in new market segments where it has limited experience; potential liabilities under repurchase agreements and guarantees; changing government regulations, such as those covering accounting standards; environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability; legislation governing the relationships of the Company with its recreational vehicle dealers, which may affect the Company’s options and liabilities in the event of a general economic downturn; consolidation of distribution channels in the recreational vehicle industry; the impact of consumer confidence and economic uncertainty on high-cost discretionary product purchases, which can hinder the sales of recreational vehicles; the demand for commercial structures in the various industries that the Housing and Building Segment serves; and also on the state of the recreational vehicle and housing industries in the United States. Other factors affecting forward-looking statements include changes in property taxes and energy costs, changes in federal income tax laws and federal mortgage financing programs, competition in these industries, the Company’s ability to increase gross margins which are critical to profitability whether there are or are not increased sales, the Company’s use of incentives at either the wholesale or retail level, further developments in the war on terrorism and related international crises, oil supplies, uncertainties of matters in litigation and other risks and uncertainties. In addition, investors should be aware that generally accepted accounting principles prescribe when a company must disclose or reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain accounting periods. The foregoing lists are not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

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

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. Throughout 2005 and 2004, the Company utilized its revolving credit facility to meet short-term working capital needs. The Company had $12.3 million outstanding against the revolving credit facility on December 31, 2005. The Company had $10 million outstanding against the revolving credit facility on December 31, 2004. In addition, on December 30, 2004, the Company entered into an Amendment to the Credit Agreement. The December amendment provided for a one-time short-term loan to the Company of $10 million. At December 31, 2004, there was $10 million outstanding on this loan. In 2003, the Company periodically utilized its credit facility to meet short-term working capital needs and these borrowings were typically repaid in the near-term. The Company had borrowings of $5.0 million outstanding against its credit facility at December 31, 2003. Accordingly, changes in interest rates would impact both the Company's short and long-term debt. At December 31, 2005, the Company had $15.1 million of long-term debt, including current maturities. Long-term debt consists mainly of industrial development revenue bonds of approximately $8.0 million and $6.4 million outstanding related to a term loan. In January of 2003, the Company entered into various interest rate swap agreements that became effective beginning in October of 2003. These swap agreements, which are designated as cash flow hedges for accounting purposes, effectively convert a portion of the Company's variable-rate borrowings to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. The fair value of the Company's interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. A cumulative loss of $6,000 net of taxes, attributable to changes in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive income (loss) as of December 31, 2005. If in the future the interest rate swap agreements were determined to be ineffective or were terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive income (loss). At December 31, 2005, the Company had four interest rate swap agreements with notional amounts of $1.5 million, $235,000, $3.2 million, and $1.6 million, respectively, that were used to convert the variable interest rates on certain industrial development revenue bonds to fixed rates. In accordance with the terms of the swap agreements, the Company pays 3.39%, 3.12%, 3.71%, and 3.36% interest rates, respectively, and receives the Bond Market Association Index (BMA), calculated on the notional amounts, with net receipts or payments being recognized as adjustments to interest expense.

At December 31, 2004, the Company had $1.7 million invested in marketable securities. During 2005, all marketable securities were sold. The Company's marketable securities consisted of public utility preferred stocks which typically paid quarterly fixed rate dividends.

Item 8.	Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Coachmen Industries, Inc.

We have audited the accompanying consolidated balance sheets of Coachmen Industries, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coachmen Industries, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, MI
February 23, 2006

Index

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

Board of Directors and Shareholders
Coachmen Industries, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Coachmen Industries, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Coachmen Industries, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Coachmen Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coachmen Industries, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 of Coachmen Industries, Inc. and subsidiaries and our report dated February 23, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, MI
February 23, 2006

Index
Coachmen Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
as of December 31
(in thousands)
Assets
	2005	2004
CURRENT ASSETS
Cash and cash equivalents	$2,780	$14,992
Marketable securities	-	1,747
Trade receivables, less allowance for doubtful receivables 2005 - $1,240 and 2004 - $919	47,174	58,805
Other receivables	1,969	4,209
Refundable income taxes	10,284	244
Inventories	121,304	136,088
Prepaid expenses and other	3,992	4,144
Deferred income taxes	11,421	6,014

Total current assets	198,924	226,243

Property, plant and equipment, net	67,581	82,351
Goodwill	17,383	18,132
Cash value of life insurance, net of loans	28,880	25,162
Deferred income taxes	4,279	-
Assets held for sale	291	60
Other	5,478	5,775

TOTAL ASSETS	$322,816	$357,723

Liabilities and Shareholders' Equity

CURRENT LIABILITIES
Short-term borrowings	$12,276	$20,000
Accounts payable, trade	31,658	33,805
Accrued income taxes	533	2,479
Accrued expenses and other liabilities	54,856	39,466
Floorplan notes payable	4,361	6,986
Current maturities of long-term debt	2,223	2,195

Total current liabilities	105,907	104,931

Long-term debt	12,913	14,943
Deferred income taxes	-	3,512
Postretirement deferred compensation benefits	10,182	9,724
Other	11	195

Total liabilities	129,013	133,305

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY
Common shares, without par value: authorized 60,000 shares; issued 2005 - 21,134 shares and 2004 - 21,108 shares	92,164	91,850
Additional paid-in capital	6,465	8,894
Unearned compensation	(142)	(1,700)
Accumulated other comprehensive income (loss)	(6)	92
Retained earnings	154,246	184,284
Treasury shares, at cost, 2005 - 5,375 shares and 2004 - 5,384 shares	(58,924)	(59,002)

Total shareholders' equity	193,803	224,418

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$322,816	$357,723

See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
for the years ended December 31
(in thousands, except per share amounts)
	2005	2004	2003

Net sales	$702,425	$802,346	$636,891
Cost of sales	646,465	689,520	544,496

Gross profit	55,960	112,826	92,395

Operating expenses:
Delivery	32,762	34,005	27,909
Selling	28,320	28,620	22,903
General and administrative	30,794	31,543	29,715
Asset impairments	1,076
(Gain) loss on sale of assets, net	(163)	(1,448)	(524)
	92,789	92,720	80,003

Operating income (loss)	(36,829)	20,106	12,392

Nonoperating (income) expense:
Interest expense	3,168	1,794	993
Investment income	(2,182)	(2,193)	(1,043)
Other (income) expense, net	(461)	(346)	(303)
	525	(745)	(353)

Income (loss) from continuing operations before income taxes	(37,354)	20,851	12,745

Income taxes (credit)	(17,994)	6,593	4,302

Net income (loss) from continuing operations	(19,360)	14,258	8,443

Discontinued operations
Income (loss) from operations of discontinued entities (net of tax credits of $(4,426), $(303), and $(546), respectively)	(6,370)	(659)	(1,078)
Gain (loss) on sale of assets of discontinued entities (net of taxes (credits) of $(431) and $816, respectively)	(620)	1,735	-
Income (loss) from discontinued operations	(6,990)	1,076	(1,078)

Net income (loss)	$(26,350)	$15,334	$7,365

Earnings (loss) per share - Basic
Continuing operations	$(1.24)	$.92	$.55
Discontinued operations	(.45)	.07	(.07)
Net earnings (loss) per share	(1.69)	.99	.48
Earnings (loss) per share - Diluted
Continuing operations	(1.24)	.92	.55
Discontinued operations	(.45)	.07	(.07)
Net earnings (loss) per share	(1.69)	.99	.48

Number of common shares used in the computation of earnings (loss) per share:
Basic	15,551	15,483	15,437
Diluted	15,551	15,551	15,487

See Notes to Consolidated Financial Statements.

Index
Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share amounts)
						Accumulated
				Additional		Other				Total
	Comprehensive	Common	Shares	Paid-In	Unearned	Comprehensive	Retained	Treasury	Shares	Shareholders'
	Income (Loss)	Number	Amount	Capital	Compensation	Income(Loss)	Earnings	Number	Amount	Equity

Balance at January 1, 2003		21,062	$91,283	$6,133	$-	$(661)	$169,054	(5,395)	$(56,383)	$209,426
Net income	$7,365	-	-	-	-	-	7,365	-	-	7,365
Net unrealized gain on securities net of taxes of $681	1,111	-	-	-	-	1,111	-	-	-	1,111
Net unrealized loss on cash flow hedges net of taxes of $98	(160)	-	-	-	-	(160)	-	-	-	(160)
Total comprehensive income	$8,316
Issuance of common shares upon the exercise of stock options net of tax benefit of $37		-	-	112	-	-	-	25	143	255
Issuance of common shares under employee stock purchase plan		24	256	-	-	-	-	-	-	256
Issuance of common shares from treasury		-	-	1,371	(1,136)	-	-	130	736	971
Acquisition of common shares for treasury		-	-	-	-	-	-	(293)	(4,354)	(4,354)
Cash dividends of $.24 per common share		-	-	-	-	-	(3,719)	-	-	(3,719)
Balance at December 31, 2003		21,086	91,539	7,616	(1,136)	290	172,700	(5,533)	(59,858)	211,151

Comprehensive Income - 2004
Net income	$15,334	-	-	-	-	-	15,334	-	-	15,334
Net unrealized loss on securities net of taxes of $160	(262)	-	-	-	-	(262)	-	-	-	(262)
Net unrealized gain on cash flow hedges net of taxes of $39	64	-	-	-	-	64	-	-	-	64
Total comprehensive income	$15,136
Issuance of common shares upon the exercise of stock options net of tax benefit of $46		-	-	250	-	-	-	34	199	449
Issuance of common shares under employee stock purchase plan		22	311	-	-	-	-	-	-	311
Issuance of common shares from treasury		-	-	1,028	(564)	-	-	115	657	1,121
Cash dividends of $.24 per common share		-	-	-	-	-	(3,750)	-	-	(3,750)
Balance at December 31, 2004		21,108	91,850	8,894	(1,700)	92	184,284	(5,384)	(59,002)	224,418

Comprehensive Income - 2005
Net income (loss)	$(26,350)	-	-	-	-	-	(26,350)	-	-	(26,350)
Reversal of unrealized gain on securities net of taxes of $116	(188)	-	-	-	-	(188)	-	-	-	(188)
Net unrealized gain on cash flow hedges net of taxes of $57	90	-	-	-	-	90	-	-	-	90
Total comprehensive income (loss)	$(26,448)
Issuance of common shares upon the exercise of stock options net of tax benefit of $7		-	-	164	-	-	-	28	165	329
Issuance of common shares under employee stock purchase plan		26	314	-	-	-	-	-	-	314
Issuance (cancellations) of common shares from treasury		-	-	(2,593)	1,558	-	-	(19)	(87)	(1,122)
Other		-	-	-	-	-	68	-	-	68
Cash dividends of $.24 per common share		-	-	-	-	-	(3,756)	-	-	(3,756)
Balance at December 31, 2005		21,134	$92,164	$6,465	$(142)	$(6)	$154,246	(5,375)	$(58,924)	$193,803

See Notes to Consolidated Financial Statements.

Index
Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31
(in thousands)
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(26,350)	$15,334	$7,365
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	8,554	9,402	9,678
Provision for doubtful receivables	988	200	574
Provision for write-down of assets to net realizable value	9,241	-	-
Net realized and unrealized (gains)/losses on marketable securities and derivatives	(311)	93	(74)
(Gain) loss on sale of properties and other assets, net	1,592	(4,305)	(471)
Increase in cash surrender value of life insurance policies	(1,142)	(1,074)	(2,055)
Deferred income tax provision (benefit)	(13,198)	(892)	309
Tax benefit from stock options exercised	7	46	37
Other	(848)	2,696	2,170
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Trade receivables	12,883	(15,076)	(17,732)
Inventories	14,784	(34,789)	(16,090)
Prepaid expenses and other	152	478	(210)
Accounts payable, trade	(2,147)	3,319	11,685
Income taxes - accrued and refundable	(11,986)	366	3,525
Accrued expenses and other liabilities	12,765	1,880	(2,270)
Net cash provided by (used in) operating activities	4,984	(22,322)	(3,559)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	1,933	3,629	30,975
Proceeds from sale of properties and other assets	1,846	7,034	2,869
Investments in marketable securities	(2,549)	(2,582)	(26,072)
Purchases of property and equipment	(5,696)	(16,477)	(12,067)
Other	48	(1,377)	902
Net cash used in investing activities	(4,418)	(9,773)	(3,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	232	39,938	32,000
Payments of short-term borrowings	(7,956)	(17,952)	(27,000)
Proceeds from long-term debt	241	8,036	571
Payments of long-term debt	(2,243)	(1,307)	(1,161)
Proceeds from borrowings on cash value of life insurance policies	-	20,000
Repay borrowings against cash value of life insurance policies	-	(5,000)	-
Issuance of common shares under stock incentive plans	636	714	474
Cash dividends paid	(3,756)	(3,750)	(3,719)
Purchases of common shares for treasury	-	-	(4,354)
Other	68	-	-
Net cash provided by (used in) financing activities	(12,778)	40,679	(3,189)
Increase (decrease) in cash and cash equivalents	(12,212)	8,584	(10,141)

CASH AND CASH EQUIVALENTS
Beginning of year	14,992	6,408	16,549
End of year	$2,780	$14,992	$6,408

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,314	$1,460	$1,109
Income taxes	2,240	7,114	2,130

See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.    NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

Nature of Operations - Coachmen Industries, Inc. and its subsidiaries (the "Company") manufacture a full array of recreational vehicles and system-built housing and buildings. Recreational vehicles are sold through a nationwide dealer network. The system-built products (single-family homes, multi-family dwellings, schools, offices, commercial facilities and specialized structures) are sold to builders/dealers or directly to the end user for certain specialized structures.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Coachmen Industries, Inc. and its subsidiaries, all of which are wholly or majority-owned. All intercompany transactions have been eliminated in consolidation.

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

Cash Flows and Noncash Activities - For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, cash investments and any highly liquid investments purchased with original maturities of three months or less.

Noncash investing and financing activities are as follows (in thousands):

	2005	2004	2003
Issuance (cancellations) of common shares, at market value, in lieu of cash compensation	$(1,122)	$1,121	$991
Note receivable received in connection with the sale of certain assets (see Note 11)	-	1,000	-

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and trade receivables.

At December 31, 2005 and 2004, cash and cash equivalents invested in money market accounts was less than $0.1 million.

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

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.    NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

Marketable Securities - The Company did not hold any marketable securities at December 31, 2005. At December 31, 2004, marketable securities consisted of public utility preferred stocks which paid quarterly cash dividends. The preferred stocks are part of a dividend capture program whereby preferred stocks are bought and held for the purpose of capturing the preferred dividend. The securities are available to be sold after exceeding the minimum 45 or 90-day holding period required for favorable tax treatment and the proceeds are reinvested again in preferred stocks. The Company's dividend capture program is designed to maximize dividend income which is 70% excludable from taxable income under the Internal Revenue Code and related state tax provisions. The Company accounts for its marketable securities under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Based on the Company's intent to invest in the securities at least through the minimum holding period, the Company's marketable securities were classified as available-for-sale and, accordingly, were carried at fair value with net unrealized appreciation (depreciation) recorded as a separate component of shareholders' equity. The Company has previously concluded that certain marketable securities which had been in a loss position for nine or more months were other-than-temporarily impaired and the loss position on those securities were charged against earnings. The cost of securities sold is determined by the specific identification method and are classified as short-term marketable securities based on the intended holding period.

The cost, unrealized gains and losses, and market value of securities available for sale as of December 31, 2004 are as follows (in thousands):

2004

Cost	$1,807
Recognized losses for other-than-temporary impairment	(356)
Unrealized gains	296

Market value	$1,747

The Company utilized U.S. Treasury bond futures options to mitigate the impact of increases in interest rates on the fair value of the Company's investments in marketable securities (fixed rate preferred stocks). The options were marked to market with market value changes recognized in the consolidated statements of operations in the period of change. At December 31, 2004, the carrying amounts of U.S. Treasury bond futures options, which are derivative instruments, aggregated $2,000.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.    NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

Investment income from continuing operations consists of the following for the years ended December 31 (in thousands):

	2005	2004	2003

Interest income	$510	$143	$105
Increase in cash value of life insurance policies	1,116	1,148	1,241
Dividend income on preferred stocks	54	770	415
Net realized gains (losses) on sale of preferred stocks and bond funds	505	586	(342)
Net realized gains (losses) on closed U.S. Treasury bond futures options	(12)	(55)	82
Other than temporary unrealized losses on preferred stocks	-	(390)	(458)
Unrealized gains (losses) on open U.S. Treasury bond futures options	9	(9)	-

Total	$2,182	$2,193	$1,043

Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value as of December 31, 2005 and 2004, because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of December 31, 2005 and 2004, based upon terms and conditions currently available to the Company in comparison to terms and conditions of the existing long-term debt. The Company has investments in life insurance contracts principally to fund obligations under deferred compensation agreements (see Note 9). At December 31, 2005 and 2004, the carrying amount of life insurance policies, which equaled their fair value, was $28.9 million ($43.9 million, net of $15 million of policy loans) and $25.2 million ($40.2 million, net of $15 million of policy loans), respectively.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In 2004 and 2003, the Company utilized U.S. Treasury bond futures options, which are derivative instruments, and changes in market value were recognized in current earnings. The Company has also entered into various interest rate swap agreements to manage the economic risks associated with fluctuations in interest rates by converting a portion of the Company's variable rate debt to a fixed rate basis, thus reducing the impact of changes in interest rates on future interest expense. These financial instruments have been designated as cash flow hedges, with changes in fair value being included as a component of other comprehensive income (loss) within shareholders' equity. Hedge effectiveness is evaluated by the hypothetical derivative method and any hedge ineffectiveness is reported as interest expense. Hedge ineffectiveness was not material in 2005 or 2004.

Inventories - Inventories are valued at the lower of cost (first-in, first-out method) or market.

Index

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

Long-Lived Assets - Assets held and used by the Company, including property, plant and equipment and intangible assets, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable (see Note 11 for asset impairments recorded in 2005, including impairments of intangible assets). For purposes of evaluating the recoverability of long-lived assets to be held and used, a recoverability test is performed based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. Impairments to long-lived assets to be disposed of are recorded based upon the fair value of the applicable assets. Since judgment is involved in determining the fair value and useful lives of long-lived assets, there is a risk that the carrying value of our long-lived assets may be overstated.

Warranty Expense - The Company provides to its customers a variety of warranties on its products ranging from 1 to 2 years in length and up to ten years on certain structural components. Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. General warranty reserves are based upon past warranty claims and sales history and adjusted as required to reflect actual costs incurred, as information becomes available. Specific warranty reserves are based on specific identified issues with the amounts accrued based on the estimated cost to correct the problem. Warranty expense from continuing operations totaled $34.8 million, $20.8 million and $14.9 million in 2005, 2004 and 2003, respectively. The increase in warranty expense for 2005 is primarily the result of specific reserves established related to the recall of camping trailer lift systems and the repair of laminated sidewalls of certain of the Company’s recreational vehicles.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.    NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

Changes in the Company's warranty liability during the years ended December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004

Balance of accrued warranty at January 1	$10,140	$8,658

Warranties issued during the period and changes in liability for pre-existing warranties	34,771	22,189

Cash settlements made during the period	(24,906)	(20,707)

Balance of accrued warranty at December 31	$20,005	$10,140

The increase in warranty accrual for 2005 of $9.9 million to $20.0 million is primarily the result of specific reserves established related to the recall of defective camping trailer lift systems and the repair of defective material used in laminated sidewalls of certain of the Company’s recreational vehicles.

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

The following table summarizes, by plan year, the number of contingent shares awarded, forfeited and the remaining contingent shares outstanding as of December 31, 2005:

	Plan Year
	2005	2004	2003

Contingent shares awarded	75,600	99,600	88,500

Shares forfeited	13,400	19,500	88,500

Contingent shares outstanding as of December 31, 2005	62,200	80,100	-

The exact number of shares that each employee will receive is dependent on the Company's performance, with respect to net income, over a three-year period. During 2005, the Company determined that it was probable that the requirements for the 2003, 2004 and 2005 plans would not be achieved and as a result, reversed the expenses that had been previously recorded related to these three plans. For the year, the Company reduced compensation expense, which is a component of general and administrative expenses, by $1.4 million related to these three plans. The amount expensed during the years ended December 31, 2004 and 2003 was $871,000 and $523,000, respectively.

The Company also has stock option plans and an employee stock purchase plan, which are described more fully in Note 8. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net earnings for these plans, as all options granted under these plans have an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.    NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

Had the Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's pro forma net income and net income per share would have been:

	2005	2004	2003

Net income (loss), as reported	$(26,350)	$15,334	$7,365

Add: Stock-based compensation expense (credit) under variable plan included in earnings, net of taxes	(865)	584	347

Deduct: Total stock-based employee compensation (expense) credit determined under fair value method for all awards, net of taxes	761	(739)	(943)

Pro forma net income (loss)	$(26,454)	$15,179	$6,769

Earnings (loss) per share:

Basic - as reported	(1.69)	.99	.48
Basic - pro forma	(1.70)	.98	.44

Diluted - as reported	(1.69)	.99	.48
Diluted - pro forma	(1.70)	.98	.44

The Company did not grant any stock options in 2005 or 2004. The pro forma amounts and the weighted-average grant-date fair-value of options granted in 2003 were estimated using the Black-Scholes option-pricing model with the following assumptions:

2003

Risk free interest rate	3.05%
Expected life	4.00 years
Expected volatility	49.4%
Expected dividends	1.8%

New Accounting Pronouncements - On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.    NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

Statement 123(R) will be adopted by the Company on January 1, 2006.

The Company intends to adopt the modified-prospective method, where compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share as previously noted. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Research and Development Expenses - Research and development expenses charged to continuing operations were $7,162,000; $6,965,000; and $5,962,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Comprehensive Income (Loss) - Comprehensive income (loss) represents net earnings and any revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of shareholders' equity. The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Unrealized Gains(Losses) on Securities	Unrealized Gains(Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income(Loss)

Balances at January 1, 2003	$(661)	$-	$(661)
Other comprehensive income (loss)	1,111	(160)	951

Balances at December 31, 2003	450	(160)	290
Other comprehensive income (loss)	(262)	64	(198)

Balances at December 31, 2004	188	(96)	92
Other comprehensive income (loss)	(188)	90	(98)

Balances at December 31, 2005	$0	$(6)	$(6)

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.    NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

Volume-Based Sales and Dealer Incentives - The Company nets certain dealer incentives, including volume-based bonuses, interest reimbursements and other rebates, against revenue in accordance with EITF 00-22 and EITF 01-09.

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

Reclassifications - Certain reclassifications have been made in the fiscal 2004 and 2003 consolidated financial statements and related footnotes to conform to the presentation used in 2005.

2.    SEGMENT INFORMATION.

The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's two reportable segments are Recreational Vehicles and Housing and Building. The Company evaluates the performance of its segments based primarily on net sales and pre-tax income and allocates resources to them based on performance. The accounting policies of the segments are the same as those described in Note 1 and there are no inter-segment revenues. The Company allocates certain corporate expenses to these segments based on three dimensions: revenues, subsidiary structure and number of employees. In addition, the data excludes the results of the discontinued operations (see Note 11). Differences between reported segment amounts and corresponding consolidated totals represent corporate income or expenses for administrative functions and income, costs or expenses relating to property and equipment that are not allocated to segments.

The table below presents information about segments, including product class information within the Recreational Vehicle Segment, used by the chief operating decision maker of the Company for the years ended December 31 (in thousands):

	2005	2004	2003
Net sales:
Recreational vehicles
Motorhomes	$350,876	$421,325	$303,631
Travel trailers and fifth wheels	149,263	143,253	135,075
Camping trailers	15,152	22,776	17,483
Truck campers	-	4	14
Parts and supplies	6,903	6,396	5,499

Total recreational vehicles	522,194	593,754	461,702
Housing and buildings	180,231	208,592	175,189

Consolidated total	$702,425	$802,346	$636,891

Gross profit
Recreational vehicles	$15,307	$57,723	$42,498
Housing and buildings	40,653	54,923	49,948
Other reconciling items	-	180	(51)
Total	$55,960	$112,826	$92,395

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

2.    SEGMENT INFORMATION, Continued.
	2005	2004	2003
Operating expenses
Recreational vehicles	$55,049	$47,051	$41,102
Housing and buildings	43,335	45,530	37,636
Other reconciling items	(5,595)	139	1,265
Total	$92,789	$92,720	$80,003

Operating income/(loss)
Recreational vehicles	$(39,742)	$10,672	$1,396
Housing and buildings	(2,682)	9,393	12,312
Other reconciling items	5,595	41	(1,316)
Total	$(36,829)	$20,106	$12,392

Pre-tax income/(loss) from continuing operations
Recreational vehicles	$(40,760)	$10,628	$1,226
Housing and buildings	(2,403)	9,834	12,522
Other reconciling items	5,809	389	(1,003)
Total	$(37,354)	$20,851	$12,745

Total assets
Recreational vehicles	$152,501	$174,101	$126,157
Housing and buildings	83,338	111,099	105,056
Other reconciling items	86,977	72,523	79,475
Total	$322,816	$357,723	$310,688

Total goodwill
Recreational vehicles	$4,132	$4,132	$4,132
Housing and buildings	13,251	14,000	14,822
Total	$17,383	$18,132	$18,954

The following specified amounts from continuing operations are included in the measure of segment pre-tax income or loss reviewed by the chief operating decision maker (in thousands):

	2005	2004	2003
Interest expense:
Recreational vehicles	$1,171	$135	$278
Housing and buildings	339	212	96
Other reconciling items	1,658	1,447	619

Consolidated total	$3,168	$1,794	$993

Depreciation:
Recreational vehicles	$3,515	$2,852	$2,140
Housing and buildings	2,879	3,058	3,109
Other reconciling items	709	1,687	2,541

Consolidated total	$7,103	$7,957	$7,790

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

3.    INVENTORIES.

Inventories consist of the following (in thousands):

	2005	2004

Raw materials	$33,413	$39,524
Work in process	20,795	21,173
Improved lots	261	2,236
Finished goods	66,835	73,155

Total	$121,304	$136,088

4.    PROPERTY, PLANT AND EQUIPMENT.

Property, plant and equipment consists of the following (in thousands):

	2005	2004

Land and improvements	$13,255	$15,671
Buildings and improvements	68,007	78,359
Machinery and equipment	31,468	33,241
Transportation equipment	16,279	16,127
Office furniture and fixtures	19,080	20,311

Total	148,089	163,709
Less, accumulated depreciation	80,508	81,358

Property, plant and equipment, net	$67,581	$82,351

5.    SHORT-TERM BORROWINGS.

The Company maintains a Revolving Credit Facility that provides an unsecured line of credit aggregating $35 million through June 30, 2006. As of December 31, 2005, the Company had borrowings outstanding on this facility of $12.3 million and outstanding letters of credit of $3.0 million. Borrowings under the Credit Facility bear interest equal to: (i) a eurodollar rate plus an applicable margin of 2.75%, or (ii) a floating rate, for any day, equal to the greater of the prime rate or the federal funds effective rate plus .75%. The effective interest rate at December 31, 2005 was 8.0%. The Company is also required to pay a facility fee of .50% of the daily unborrowed portion of the aggregate commitment.

The Credit Facility also contains customary affirmative and negative covenants including financial covenants requiring the maintenance of a specified consolidated current ratio, ratio of liabilities to net worth and a required minimum net worth. At December 31, 2005, the Company was in compliance with all related covenants except for maintaining a net worth greater than $195 million.  The bank has waived this violation as of December 31, 2005.

At December 31, 2005, the new and used recreational vehicle inventory of the Company-owned dealership was pledged as collateral on floorplan notes aggregating $4.4 million. The interest rate on these floorplan notes is tiered based on the outstanding note balance. The effective rate at December 31, 2005 was 6.5%.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

6.    LONG-TERM DEBT.

Long-term debt consists of the following (in thousands):

	2005	2004
Term Loan, variable rate (7.2% and 4.5% at December 31, 2005 and 2004, respectively), maturities through 2009	$6,438	$7,188
Obligations under industrial development revenue bonds, variable rates (effective weighted average interest rates of 3.7% and 2.1% at December 31, 2005 and 2004, respectively), with various maturities through 2015	8,035	9,200
Obligations under Community Development Block Grants	-	2
Obligations under capital leases, interest imputed at rates ranging from 2.9% to 6.8%, with maturities through 2011	663	748

Subtotal	15,136	17,138

Less, current maturities of long-term debt	2,223	2,195

Long-term debt	$12,913	$14,943

Principal maturities of long-term debt during the four fiscal years succeeding 2006 are as follows: 2007 - $2,591,000; 2008 - $2,246,000; 2009 - $5,650,000; 2010 - $1,063,000 and thereafter - $1,363,000.

In July 2004, the Company entered into an Amendment to the Credit Agreement, which provided for a term loan of $7.5 million, payable in monthly installments through July 2009. In connection with the industrial development revenue bond obligations, the Company obtained, as a credit enhancement for the bondholders, irrevocable letters of credit in favor of the bond trustees. Under the industrial revenue bond for the Mod-U-Kraf Homes manufacturing facility in Virginia, the issuer of the letter of credit holds a first lien and security interest on that facility. The agreements relating to these letters of credit contain, among other provisions, certain covenants relating to required amounts of working capital and net worth and the maintenance of certain required financial ratios. At December 31, 2005, the Company was in compliance with all related covenants except for maintaining a net worth greater than $195 million.  The bank has waived this violation as of December 31, 2005.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

6.    LONG-TERM DEBT, Continued.

In January of 2003, the Company entered into various interest rate swap agreements that became effective beginning in October of 2003. These swap agreements are designated as cash flow hedges under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are used to manage the economic risks associated with fluctuations in interest rates by converting a portion of the Company's variable-rate debt to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the interest expense caption of the statements of income. Hedge ineffectiveness was not material in 2005 or 2004. The fair value of the Company's interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. If, in the future, the interest rate swap agreements are determined to be ineffective hedges or are terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts on cash flow hedges included in accumulated other comprehensive income (loss) within shareholders' equity.

At December 31, 2004, the Company had four interest rate swap agreements with notional amounts of $1.5 million, $235,000, $3.2 million, and $1.6 million, respectively, that were used to convert the variable interest rates on certain industrial development revenue bonds to fixed rates. In accordance with the terms of the swap agreements, the Company pays 3.39%, 3.12%, 3.71%, and 3.36% interest rates, respectively, and receives the Bond Market Association Index (BMA), calculated on the notional amounts, with net receipts or payments being recognized as adjustments to interest expense. The Company recorded a liability for the potential early settlement of these swap agreements in the amount of $11,000 at December 31, 2005 and $167,000 at December 31, 2004. This exposure represents the fair value of the swap instruments and has been recorded in the balance sheets in accordance with SFAS No. 133 as a noncurrent liability. The effective portion of the cash flow hedge has been recorded, net of taxes, as a reduction of shareholders' equity as a component of accumulated other comprehensive loss.

7.    ACCRUED EXPENSES AND OTHER LIABILITIES.

Accrued expenses and other liabilities at year-end consist of the following (in thousands):

	2005	2004

Wages, salaries, bonuses and commissions	$3,156	$5,366
Dealer incentives, including volume bonuses, dealer trips, interest reimbursement, co-op advertising and other rebates	4,284	5,119
Warranty	20,005	10,140
Insurance-products and general liability, workers compensation, group health and other	6,833	5,589
Customer deposits and unearned revenues	10,029	7,340
Litigation	3,740	520
Interest	1,980	551
Sales and property taxes	1,948	1,979
Other current liabilities	2,881	2,862

Total	$54,856	$39,466

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.    COMMON STOCK MATTERS AND EARNINGS PER SHARE.

Stock Option Plan

The Company has stock option plans, including the 2000 Omnibus Stock Incentive Program (the "2000 Plan"), which was approved by the shareholders on May 4, 2000. The 2000 Plan provides for one million common shares to be reserved for grants under the Company's stock option and award plans. The Company's stock option plan provides for the granting of options to directors, officers and eligible key employees to purchase common shares. The 2000 Plan permits the issuance of either incentive stock options or nonqualified stock options. Stock Appreciation Rights ("SAR's") may be granted in tandem with stock options or independently of and without relation to options. There were no SAR's outstanding at December 31, 2005 or 2004. The option price for incentive stock options shall be an amount of not less than 100% of the fair market value per share on the date of grant and the option price for nonqualified stock options shall be an amount of not less than 90% of the fair market value per share on the date the option is granted. No such options may be exercised during the first year after grant, and are exercisable cumulatively in four installments of 25% each year thereafter. Outstanding options have terms of ten years.

The following table summarizes stock option activity (number of shares in thousands):

	Number of Shares	Weighted- Average Exercise Price

Outstanding, January 1, 2003	716	$15.74
Granted	36	12.41
Canceled	(180)	18.17
Exercised	(26)	8.66

Outstanding, December 31, 2003	546	15.05
Granted	-	-
Canceled	(184)	20.52
Exercised	(35)	12.21

Outstanding, December 31, 2004	327	12.26
Granted	-	-
Canceled	(15)	14.69
Exercised	(28)	11.66

Outstanding, December 31, 2005	284	$12.19

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.    COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.

Options outstanding at December 31, 2005 are exercisable at prices ranging from $7.88 to $18.68 per share and have a weighted average remaining contractual life of 5.5 years. The following table summarizes information about stock options outstanding and exercisable at December 31, 2005 (in thousands):

	Options Outstanding			Options Exercisable

	Number Outstanding at	Weighted-Average Remaining	Weighted-Average	Number Exercisable at	Weighted-Average
Range of Exercise Price	December 31, 2005	Contractual Life	Exercise Price	December 31, 2005	Exercise Price

$7.88 - $12.00	201	5.1	$10.46	193	$10.43
12.01 - 17.00	71	6.3	16.12	51	16.24
17.01 - 18.68	12	7.0	18.15	8	18.27

	284			252

At December 31, 2004 and 2003 there were exercisable options to purchase 245,000 and 373,000 shares, respectively, at weighted-average exercise prices of $11.54 and $15.88, respectively. There were no options granted during 2005 or 2004. The weighted-average grant-date fair value of options granted during the year ended December 31, 2003 was $4.55. As of December 31, 2005, 1,218,000 shares were reserved for the granting of future stock options and awards, compared with 1,194,000 shares at December 31, 2004.

Stock Award Programs

The 2000 Plan also permits the granting of restricted and unrestricted stock awards to the Company's key employees and non-employee directors. In accordance with the provisions of the 2000 Plan, the Board of Directors may grant shares of stock to eligible participants for services to the Company. Restricted shares vest over a period of time as determined by the Board of Directors and are granted at no cost to the recipient. For restricted shares that are not subject to pre-established Company performance objectives, compensation expense is recognized over the vesting period at an amount equal to the fair market value of the shares on the grant date. Compensation expense for discretionary unrestricted stock awards is recognized at date of grant. There were 22,490, 17,900 and 14,200 restricted non-contingent stock awards granted at a weighted-average per share grant-date fair value of $11.80, $15.95 and $14.98, in 2005, 2004 and 2003 respectively. Compensation expense of $259,000, $148,700 and $124,600, was recognized in the years ended December 31, 2005, 2004 and 2003, respectively.

On March 1, 2003, the Company adopted the Performance Based Restricted Stock Plan covering 115,000 shares of common stock per performance period for officers and other key employees. The purpose of the plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. There is also a requirement to forfeit the award upon certain terminations of employment, in cases other than death, disability or retirement. The plan, effective as of January 1, 2003, is accounted for in accordance with the variable plan accounting provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and therefore awards are expensed based upon the fair value of the estimated shares to be earned over the vesting period. The exact number of shares that each employee will receive is dependent on the Company's performance, with respect to net income, over a three-year period. The weighted-average grant-date fair value was $13.60, $16.65 and $11.18 in 2005, 2004 and 2003, respectively, for the shares awarded under the plan. The market value of the shares awarded is recognized as unearned compensation in the consolidated statements of shareholders' equity and is amortized to operations over the vesting period. During 2005, the Company determined that it was probable that the requirements for the 2003, 2004 and 2005 plans would not be achieved and as a result, reversed the expenses that had been previously recorded related to these three plans. For the year, the Company reduced compensation expense, which is a component of general and administrative expenses, by $1.4 million related to these three plans. The amount expensed during the years ended December 31, 2004 and 2003 was $871,000 and $523,000, respectively.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.    COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.

The following table summarizes the activity of this program (in thousands):
Number of Shares
Outstanding, January 1, 2003	-
Granted	88,500
Forfeited	(1,800)

Outstanding, December 31, 2003	86,700
Granted	99,600
Forfeited	(17,190)

Outstanding, December 31, 2004	169,110
Granted	75,600
Forfeited	(102,410)

Outstanding, December 31, 2005	142,300

Stock Purchase Plan

The Company has an employee stock purchase plan under which a total of 800,000 shares of the Company's common stock are reserved for purchase by full-time employees through weekly payroll deductions. Shares of the Company's common stock are purchased quarterly by the employees at a price equal to the lesser of 90% of the market price at the beginning or end of the quarter. As of December 31, 2005, there were 241 employees actively participating in the plan. Since its inception, a total of 442,000 shares have been purchased by employees under the plan. The Company sold to employees 25,700, 21,600 and 24,300 shares at weighted fair values of $11.07, $14.48 and $10.53 in 2005, 2004 and 2003, respectively. Certain restrictions in the plan limit the amount of payroll deductions an employee may make in any one quarter. There are also limitations as to the amount of ownership in the Company an employee may acquire under the plan.

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

	2005	2004	2003
Numerator:
Net income (loss) available to common stockholders	$(26,350)	$15,334	$7,365
Denominator:
Number of shares outstanding, end of period:
Common stock	15,759	15,724	15,553
Effect of weighted average contingently liable shares outstanding during period	(245)	(172)	(77)
Effect of weighted average shares outstanding during period	37	(69)	(39)
Weighted average number of common shares used in basic EPS	15,551	15,483	15,437
Effect of dilutive securities
Stock options and awards	-	68	50
Weighted average number of common shares used in diluted EPS	15,551	15,551	15,487

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.    COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.

As the Company reported a net loss for the year ended December 31, 2005, the dilutive effect of stock options and awards did not enter into the computation of diluted earnings per share because their inclusion would have been antidilutive. For the years ended December 31, 2004 and 2003, 85,400 and 285,275 shares, respectively, of outstanding stock options were not included in the computation of diluted earnings per share because their exercise price was greater than the average market prices for the respective periods and their inclusion would have been antidilutive.

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

9.    COMPENSATION AND BENEFIT PLANS.

Incentive Compensation

The Company has incentive compensation plans for its officers and other key management personnel. The amounts charged to expense for the years ended December 31, 2005, 2004 and 2003 aggregated $920,000, $3,516,000, and $1,598,000, respectively.

Deferred Compensation

The Company has established a deferred compensation plan for executives and other key employees. The plan provides for benefit payments upon termination of employment, retirement, disability, or death. The Company recognizes the cost of this plan over the projected service lives of the participating employees based on the present value of the estimated future payment to be made. The plan is funded by insurance contracts on the lives of the participants. At December 31, 2005 and 2004, the carrying amount of these policies, which equaled their fair value, was $24,852,000 ($39,852,000, net of $15,000,000 of policy loans) and $22,496,000 ($37,496,000, net of $15,000,000 of policy loans), respectively. The deferred compensation obligations, which aggregated $7,649,000 and $7,632,000 at December 31, 2005 and 2004, respectively, are included in other non-current liabilities, with the current portion ($391,000 and $372,000 at December 31, 2005 and 2004, respectively) included in other current liabilities.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.    COMPENSATION AND BENEFIT PLANS, Continued.

In connection with the acquisition of Mod-U-Kraf Homes in 2000, the Company assumed obligations under existing deferred compensation agreements. The remaining liability recognized in the consolidated balance sheet related to the Mod-U-Kraf agreements aggregated $287,000 and $417,000 at December 31, 2005 and 2004, respectively. As part of the Mod-U-Kraf acquisition, the Company assumed ownership of life insurance contracts and trust accounts established for the benefit of participating executives. Such assets, which are valued at fair value, aggregated $61,000 and $60,000 at December 31, 2005 and 2004, respectively.

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

The Company has also established a supplemental deferred compensation plan (Executive Savings Plan) for certain key executive management as determined by the Board of Directors. This plan allows participants to defer compensation without regard to participation in the Company's 401(k) plan. The participants select certain mutual funds investments and Company stock whose performance is tracked by the Company. In addition, the Company matches a certain level of participant contributions that vests after a five-year period. Under the plan, the investments are not funded directly, including the matching contributions and investments in Company stock. Instead, the plan administrator tracks the performance of investments in mutual funds and Company stock as directed by the participant and a liability to the participants is recorded by the Corporation based on the performance of the phantom investments. Participant benefits are limited to the value of the vested benefits recorded on their behalf. The plan is funded by insurance contracts on the lives of the participants. At December 31, 2005 and 2004, the carrying amount of these policies, which equaled their fair value, was $3,831,000 and $2,479,000 respectively. Liabilities recorded on the consolidated balance sheets related to these plans as of December 31, 2005 and 2004 are $2,770,000 and $2,190,000, respectively.

Employee Benefit Plans

The Company sponsors a retirement plan (the "Plan"), under Section 401(k) of the Internal Revenue Code (IRS) that covers all eligible employees. The Plan is a defined contribution plan and allows employees to make voluntary contributions up to 20% of annual compensation. Effective January 1, 2005, the Plan was amended to allow for voluntary contributions of up to 50% of annual compensation, not to exceed IRS limits. Under the Plan, the Company may make discretionary matching contributions on up to 6% of participants' compensation. Expenses under the Plan aggregated $1,261,000, $1,291,000, and $1,291,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

10.   INCOME TAXES.

Income taxes (benefit) attributable to continuing operations are summarized as follows for the years ended December 31 (in thousands):

	2005	2004	2003
Federal:
Current	$(8,673)	$7,090	$3,515
Deferred	(5,888)	(1,587)	273

	(14,561)	5,503	3,788

State:
Current	(2,964)	1,192	491
Deferred	(469)	(102)	23

	(3,433)	1,090	514

Total	$(17,994)	$6,593	$4,302

The following is a reconciliation of the provision for income taxes attributable to continuing operations computed at the federal statutory rate (35% for all years presented) to the reported provision for income taxes (in thousands):

	2005	2004	2003
Computed federal income tax at federal statutory rate	$(13,074)	$7,298	$4,460
Changes resulting from:
Increase in cash surrender value of life insurance contracts	(397)	(395)	(434)
Current year state income taxes, net of federal income tax benefit	(1,942)	436	347
Preferred stock dividend exclusion	(9)	(189)	(100)
Extraterritorial income exclusion	(71)	(57)	(50)
Tax benefit on prior years' federal and state research and development (R&D) credits	(2,378)	0	0
Tax benefit of current years' federal R&D tax credit carryforward, AMT credit carryforward and other credits	(454)	0	0
Decrease in federal tax reserves, net of additional state tax reserves	53	(487)	0
Other, net	278	(13)	79

Total	$(17,994)	$6,593	$4,302

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

10.   INCOME TAXES, Continued.

For the year ended December 31, 2005, the effective tax rate was favorably impacted by federal and state R&D tax credits for the current year and prior years, all of which were recognized in 2005. During 2005, the Company completed a project to identify eligible expenditures for purposes of claiming R&D tax credits. As part of this project, the Company filed amended tax returns for 1999 - 2003 to claim federal and state R&D tax credits. In addition, the Company’s 2004 federal and state income tax returns, which were completed and filed during 2005, reflected $.9 million of federal and state tax credits not recognized on the 2004 provision. The carryback of the Company’s 2005 net operating loss results in an alternative minimum tax (“AMT”) credit carryforward of $171,000, which can be carried forward indefinitely. Further, at December 31, 2005, the Company has federal and state R&D tax credit carryforwards of $420,000 and $245,000, respectively, which can be utilized to offset future tax liabilities. The Company has also recognized the tax benefit of certain state net operating loss carryforwards in states that do not permit carrybacks of net operating losses. These state net operating loss carryforwards begin to expire in certain states after 5 years. In management’s opinion, no valuation allowance for deferred tax assets is required at December 31, 2005.

The components of the net deferred tax assets (liabilities) are as follows (in thousands):

	2005	2004
Current deferred tax asset (liability):
Accrued warranty expense	$6,815	$2,979
Accrued self-insurance	1,900	1,991
Inventories	956	572
Receivables	471	365
Prepaid insurance	(602)	(394)
Litigation reserve	1,421	198
Other	460	303

Net current deferred tax asset	$11,421	$6,014

Noncurrent deferred tax asset (liability):
Deferred compensation	$3,950	$3,721
Property and equipment and other real estate	(636)	(5,216)
Intangible assets	(2,459)	(2,361)
Alternative minimum tax credit carryover	171	-
Federal research and development credit carryover	420	-
State net operating loss carryforward credits	2,777	-
Other	56	344

Net noncurrent deferred tax asset (liability)	$4,279	$(3,512)

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

11.	RESTRUCTURING CHARGES AND DISCONTINUED OPERATIONS.

During 2005, the Company’s Board of Directors approved a comprehensive operational and cost structure realignment and restructuring plan (the Intensive Recovery Plan), which is intended to improve operating performance and ensure financial strength.

When describing the impact of these restructuring plans, determinations of the fair value of long-lived assets were based upon comparable market values for similar assets.

During the year, approximately 140 salaried positions were eliminated throughout the Company. Severance costs related to the eliminations were approximately $0.7 million, of which $0.5 million was paid by December 31, 2005 and $0.2 million will be paid in 2006.

Housing and Building Segment

The Company is in the latter stages of closing the All American Homes operation in Springfield, Tennessee. The pending closure of the Tennessee location resulted in an asset impairment charge of approximately $1.1 million. In addition, a reserve to reduce finished goods and model home inventory to the lower of cost or market of $0.8 million was recorded. The closure of the Tennessee facility should have minimal impact on revenues, as all existing builders in that region will continue to be served by the Company’s housing operations in Indiana, Ohio and North Carolina, but should improve profitability by eliminating the possibility of further losses at this location. The facility has been listed for sale, and management anticipates the final closure of the Tennessee facility to occur late in the first quarter of 2006.

On December 31, 2005, the Company sold all operating assets of the All American Homes Kansas division. The total sales price was $1.5 million, which the Company received in cash. The sale resulted in a loss on the sale of discontinued operations of $0.6 million, net of $0.4 million in taxes. Prior to this division meeting the requirements to be considered held for sale, an asset impairment charge of $1.6 million was recognized and is included in the loss from operations of discontinued entities. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of the Kansas division for the years ended December 31, 2005, 2004 and 2003 were $9.7 million, $10.2 million and $10.4 million, respectively, and the pre-tax income (loss) for the years ended December 31, 2005, 2004 and 2003 were $(2.9) million, $0.2 million and $0.1 million, respectively.

The Company is in the latter stages of negotiating the sale of Miller Building Systems, Inc. Management expects to close on the sale of Miller in early 2006. Since its acquisition, Miller has struggled through a deep downturn in the telecommunications market. An asset impairment charge of $4.3 million was recorded in the third quarter related to management’s decision to evaluate the strategic alternatives regarding the Miller operations. In conjunction with the pending sale of Miller, and as a result of Miller meeting all the criteria to be considered held for sale, the Company incurred an additional impairment charge for the subsidiary of approximately $3.6 million in the fourth quarter. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of Miller Building Systems, Inc. for the years ended December 31, 2005, 2004 and 2003 were $41.6 million, $40.1million and $37.3 million, respectively, and the pre-tax losses for the years ended December 31, 2005, 2004 and 2003 were $8.2 million, $1.7 million and $2.6 million, respectively.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

11.	RESTRUCTURING CHARGES AND DISCONTINUED OPERATIONS, Continued.

In conjunction with the actions noted above, management allocated goodwill of $0.7 million to the discontinued operations from the Housing and Building Segment goodwill based on the relative fair value of the discontinued operations to the entire Housing and Building Segment. The $0.7 million of allocated goodwill consisted of $0.6 million allocated to Miller Building Systems, which was written off as part of the loss from operations of discontinued operations and $0.1 million allocated to All American Homes of Kansas, which was included in the loss on sale of assets of discontinued operations.

Assets and liabilities of the All American Homes of Kansas and Miller Building Systems disposal groups, which are included in the consolidated balance sheet, were as follows at December 31 (in thousands):

	2005	2004

Cash	$242	$(72)
Accounts and other receivables	4,401	6,483
Prepaid Expenses	510	410
Inventories	10,423	11,855
Other long-term assets	124	305
Fixed assets	34	11,207
Accounts payable	(1,777)	(2,595)
Other current liabilities	(5,341)	(3,282)

Net assets held for sale	$8,616	$24,311

Recreational Vehicle Segment

On January 13, 2006, the Company sold all operating assets of Prodesign. The total sales price was $8.2 million, of which the Company received $5.7 million in cash, a $2.0 million promissory note and $0.5 million to be held in escrow to cover potential warranty claims and uncollectible accounts receivable, as defined in the sale agreement. The promissory note is to be repaid over a period of 10 years, using an amortization period of 15 years, and bears interest at 6% per annum with interest only payments being required in the first three years. Any funds remaining in the escrow account after a period of 13 months will revert to the Company. In accordance with Statement of Financial Accounting Standard No. 144, Prodesign qualified as a separate component of the Company’s business and as a result, the operating results of Prodesign have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. In conjunction with the classification of Prodesign as a discontinued operation, management allocated goodwill of $0.3 million to the discontinued operations from the Recreational Vehicle Segment goodwill based on the relative fair value of the discontinued operations to the Recreational Vehicle Segment. The $0.3 million of allocated goodwill will be included in the calculation of the final gain on sale of assets in the first quarter of 2006. Net sales of Prodesign for the years ended December 31, 2005, 2004 and 2003 were $14.2 million, $12.5 million and $13.7 million, respectively, and the pre-tax income (loss) for the years ended December 31, 2005, 2004 and 2003 were $(0.7) million, $0.3 million and $0.2 million, respectively.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

11.	RESTRUCTURING CHARGES AND DISCONTINUED OPERATIONS, Continued.

Assets and liabilities of the Prodesign disposal group, which are included in the consolidated balance sheet, were as follows at December 31 (in thousands):

	2005	2004

Accounts and other receivables	$781	$1,001
Prepaid expenses	51	37
Inventories	909	2,057
Other long-term assets	437	220
Fixed assets	4,144	4,401
Accounts payable	(116)	(486)
Other current liabilities	(495)	(798)

Net assets held for sale	$5,711	$6,432

On December 31, 2004, the Company sold all operating assets of the Company-owned dealership located in North Carolina. The total sale price was $11.8 million, of which the Company received cash of $10.8 and a promissory note of $1 million. The promissory note is due in two annual payments, including interest at 4%. The sale resulted in a gain on sale of discontinued operations of $1.7 million, net of $.8 million in taxes. In accordance with SFAS No. 144, the dealership qualified as a separate component of the Company's business and as a result, the operating results and the gain on the sale of assets have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of the North Carolina dealership for the years ended December 31, 2004 and 2003 were $20.0 million and $12.8 million, respectively, and the pre-tax income for the years ended December 31, 2004 and 2003 were $2.8 million and $0.7 million, respectively.

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

Future minimum annual operating lease commitments at December 31, 2005 aggregated $5.0 million and are payable during the next 5 years as follows: 2006 - $1.1 million, 2007 - $1.1 million, 2008 - $0.8 million, 2009 - $0.8 million, 2010 - $0.7 million and $0.5 million for years thereafter. Total rental expense for the years ended December 31, 2005, 2004 and 2003 aggregated $1.6 million, $1.1 million and $1.1 million, respectively.

Obligation to Purchase Consigned Inventories

The Company obtains vehicle chassis for its recreational vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's various production facilities under the terms and conditions as set

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

12.  COMMITMENTS AND CONTINGENCIES, Continued.

forth in the agreement. Chassis are accounted for as consigned inventory until either assigned to a unit in the production process or 90 days have passed. At the earlier of these dates, the Company is obligated to purchase the chassis and it is recorded as inventory. At December 31, 2005 and 2004, chassis inventory, accounted for as consigned inventory, approximated $26.8 million and $29.7 million, respectively.

Repurchase Agreements

The Company was contingently liable at December 31, 2005 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. Products repurchased from dealers under these agreements are accounted for as a reduction in revenue at the time of repurchase. Although the estimated contingent liability approximates $262 million at December 31, 2005 ($298 million at December 31, 2004), the risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. Based on losses previously experienced under these obligations, the Company has established a reserve for estimated losses under repurchase agreements. At December 31, 2005 and 2004, $0.4 million and $0.3 million, respectively, was recorded as an accrual for estimated losses under repurchase agreements.

The Company was also contingently liable at December 31, 2005 to a financial institution on repurchase agreements in connection with financing provided by the institution to certain of the Company's independent home builders in connection with their purchase of the Company's housing products. This agreement provides for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a builder's default. Products repurchased from builders under this agreement are accounted for as a reduction in revenue at the time of repurchase. Although the estimated contingent liability approximates $15.9 million at December 31, 2005 ($4.5 million at December 31, 2004), the risk of loss resulting from these agreements is spread over the Company's numerous builders and is further reduced by the resale value of the products repurchased. The Company has evaluated the potential for losses under this agreement and has recorded an accrual of $0.2 million at December 31, 2005 ($0.1 million at December 31, 2004) for estimated losses under the repurchase agreement.

Corporate Guarantees

The Company was contingently liable under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $6.2 million at December 31, 2005 and $19.2 million at December 31, 2004. The Company has an agreement with a financial institution to form a private-label financing program to provide wholesale inventory financing to the Company's dealers in the Recreational Vehicle Segment. The agreement provides for a preferred program that provides financing that is subject to the standard repurchase agreement described above. In addition, the agreement provides for a reserve pool whereby the financial institution makes available an aggregate line of credit not to exceed $40 million that will provide financing for dealers that may not otherwise qualify for credit approval under the preferred program. No dealer being provided financing from the reserve pool can receive an aggregate line of credit exceeding $5 million. In addition to the standard repurchase agreement described above, for 2006 the Company will be contingently liable to the financial institutions up to a maximum of $2.4 million of aggregate losses, as defined by the agreement, incurred by the financial institutions on designated dealers with higher credit risks that are accepted into the reserve pool financing program. After 2006, the Company will be liable up to a maximum of $2 million of aggregate losses. The Company has recorded a loss reserve of $0.1 million at December 31, 2005 and $0.3 million at December 31, 2004 associated with these guarantees.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

12.  COMMITMENTS AND CONTINGENCIES, Continued.

The Company is liable under an agreement to guarantee the indebtedness incurred by a recreational vehicle dealer towards the purchase of a dealership facility. The guarantee is in the principal amount of $1 million for a period of five years or until all indebtedness has been fully paid, whichever occurs first. The Company has evaluated the potential for losses under this agreement and has determined that the resolution of any claims that may arise in the future would not materially affect the Company's financial statements.

In addition, the Company is liable under a guarantee to a financial institution for model home financing provided to certain independent builders doing business with the Company's Housing and Building Segment. The amount outstanding under this agreement at December 31, 2005 is $0.6 million ($1.2 million at December 31, 2004). Any losses incurred under this guarantee would be offset by the proceeds from the resale of the model home and losses are limited to 20% of the original contract price, and cannot exceed a total of $2.0 million. As of December 31, 2005, no losses have been incurred by the Company under the model home financing program.

Share Repurchase Programs

Periodically, the Company has repurchased its common stock as authorized by the Board of Directors. Under the repurchase program, common shares are purchased from time to time, depending on market conditions and other factors, on the open market or through privately negotiated transactions. There were no shares repurchased in 2005 or 2004. The Company repurchased 293,000 shares during 2003. At December 31, 2005, there are 73,000 remaining shares authorized for repurchase by the Board of Directors.

Financing Obligation

During the second quarter of 2004, the Company entered into an agreement to provide financing of up to $4.9 million to a developer for the construction of a hotel. After the construction loan financing period, as defined in the agreement, the construction loan may be converted to a term loan for a period of two years, provided the terms and conditions of the agreement are met. The loans are collateralized by a first priority interest in all tangible and intangible property of the borrower. As of December 31, 2005, the Company has provided $2.3 million in financing to the developer.

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

Change of Control Agreements

On February 3, 2000, the Company entered into Change of Control Agreements with key executives. Under the terms of these agreements, in the event of a change in control of the Company, as defined, the Company would be obligated to pay these key executives for severance and other benefits. These agreements, as adjusted for subsequent changes in key personnel, aggregated obligations of approximately $10.4 million and $14.6 million based on salaries and benefits at December 31, 2005 and 2004, respectively. In addition, in the event of a change of control of the Company, all outstanding stock options and SAR's shall become immediately exercisable, restrictions are removed from restricted stock, and all stock awards shall immediately be deemed fully achieved.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

12.  COMMITMENTS AND CONTINGENCIES, Continued.

Also on February 3, 2000, the Company established a rabbi trust, which in the event of a change of control, as defined, will be funded to cover the Company's obligations under its Change of Control Agreements and its deferred compensation plan (see Note 9).

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

On March 21, 2005, the Company entered into a settlement agreement with The Coleman Company, Inc. to resolve the licensing agreement suit. Pursuant to the settlement agreement, the Company has received $4,425,000 from The Coleman Company, Inc. in exchange for releasing all claims in the suit. The settlement of $4,425,000 was paid in two installments of $2,212,500, one of which was received by the Company on March 23, 2005 and the second of which was received on April 20, 2005, plus interest. In addition, the agreement provides for the potential of an additional payment of $500,000 if certain provisions of the agreement are breached. The settlement of $4,425,000 was recorded in 2005 as a reduction of $1,721,000 to cost of sales and a reduction of $461,000 to operating expenses at the RV Segment plus a reduction of $2,243,000 to the Company’s general and administrative expenses.

During 2005, the Company settled a personal injury suit for $5,000,000, $1,000,000 of which has been paid by the Company’s primary insurance carrier. The Company’s self-insured retention is $250,000. The excess carrier denied coverage. The Company filed suit against the excess carrier to enforce coverage, however, resolution of this matter is pending. The Company has paid $1,500,000 in addition to the amount paid by its primary carrier and had recorded an other current liability of $2,500,000 to recognize the remaining amount to be paid on the settlement and the $250,000 retention.

The Company is currently in arbitration with a housing customer over the terms of the contract. Arbitration is anticipated to be completed in the first half of 2006. As of December 31, 2005, the Company has accrued an amount that management believes the arbitration will be settled for, however, there is a potential for exposure in excess of the amount accrued.

The Company is involved in various other legal proceedings, most of which are ordinary disputes incidental to the industry and most of which are covered in whole or in part by insurance. Management believes that the ultimate outcome of these matters and any liabilities in excess of insurance coverage and self-insurance accruals will not have a material adverse impact on the Company's consolidated financial position, future business operations or cash flows.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

13.  UNAUDITED INTERIM FINANCIAL INFORMATION.

Certain selected unaudited quarterly financial information for the years ended December 31, 2005 and 2004 is as follows (in thousands):

	2005
	Quarter Ended
	March 31	June 30	September 30	December 31

Net Sales	$192,249	$190,031	$180,168	$139,977
Gross profit	18,786	20,121	13,715	3,338
Net loss from continuing operations	(953)	(1,660)	(6,175)	(10,572)
Net loss	(1,386)	(1,470)	(9,346)	(14,148)
Net loss per common share - Basic
Continuing operations	(.06)	(.10)	(.40)	(.68)
Discontinuing operations	(.03)	.01	(.20)	(.23)
	(.09)	(.09)	(.60)	(.91)
Net loss per common share - Diluted
Continuing operations	(.06)	(.10)	(.40)	(.68)
Discontinuing operations	(.03)	.01	(.20)	(.23)
	(.09)	(.09)	(.60)	(.91)

	2004
	Quarter Ended
	March 31	June 30	September 30	December 31

Net sales	$184,501	$215,783	$214,865	$187,197
Gross profit	22,300	33,232	33,489	23,805
Net income from continuing operations	1,139	5,580	5,843	1,696
Net income	641	5,191	5,941	3,561
Net income (loss) per common share - Basic
Continuing operations	.07	.36	.37	.11
Discontinuing operations	(.03)	(.02)	.01	.12
	.04	.34	.38	.23
Net income (loss) per common share - Diluted
Continuing operations	.07	.36	.37	.11
Discontinuing operations	(.03)	(.02)	.01	.12
	.04	.34	.38	.23

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

13.  UNAUDITED INTERIM FINANCIAL INFORMATION, Continued.

During the fourth quarter of 2005, the Company sold all operating assets of its All American Homes of Kansas division and incurred additional impairment charges related to the pending sale of its Miller Buildings Systems, Inc. division (see Note 11 for details on these actions and additional restructuring activities). During the fourth quarter of 2004, the Company sold all operating assets of the Company-owned dealership located in North Carolina (see Note 11).

During the fourth quarter of 2005, the Company incurred $11,114,000 of warranty expenses compared to $3,934,000 of warranty expenses in the fourth quarter of 2004. The increase in warranty expense during the fourth quarter of 2005 is primarily the result of specific reserves established related to the recall of camping trailer lift systems and the repair of laminated sidewalls of certain of the Company’s recreational vehicles.

During the fourth quarter of 2004, income taxes were favorably impacted by the reversal of certain reserves that were no longer required since the statute of limitations had expired or the risk of additional tax assessments was no longer probable. In addition, there was an adverse impact on state income taxes related to the accrual of additional income taxes resulting from state audits and the Company's decision to participate in voluntary compliance programs of certain states. The adverse impact on state income taxes was partially offset by a favorable impact resulting from the determination that the Company qualified for new jobs creation tax incentives. The net impact of these items on total income tax expense from continuing operations was a reduction of $557,000.

Index

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable in 2005.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has conducted an evaluation, as of December 31, 2005, of the Company's disclosure controls and procedures; as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairlyreflect the transactions and dispositions of the assets of the Company;

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

The Company's independent registered public accounting firm has audited and issued their report on management's assessment of the Company's internal control over financial reporting, which appears on page 36.

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2005 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

Part III.

Item 10.	Directors and Executive Officers of the Registrant

(a) Identification of Directors

Information regarding the Registrant's directors is contained under the caption "Election of Directors" in the Company's Proxy Statement dated March 30, 2006 and is incorporated herein by reference.

(b) Executive Officers of the Company

See "Executive Officers of the Registrant" contained herein.

(c) Beneficial Ownership Reporting Compliance

Information for "Section 16(a) Beneficial Ownership Reporting Compliance" is contained under that caption in the Company's Proxy Statement dated March 30, 2006 and is incorporated herein by reference.

(d) Code of Ethics

The Company has adopted a code of ethics that applies to all of its directors, officers (including its chief executive officer, chief operating officer, chief financial officer, chief accounting officer and any person performing similar functions) and employees. The Company has made the Code of Ethics available on its website at http://www.coachmen.com.

(e) Audit Committee and Financial Expert of the Audit Committee

Information regarding the Registrant's Audit Committee, including the committee members designated as Financial Experts is contained under the caption "Audit Committee" in the Company's Proxy Statement dated March 30, 2006.

(f) Nominations for Director

Information regarding the Registrant's procedures for nominations for director is contained under the caption "Nomination for Director" in the Company's Proxy Statement dated March 30, 2006.

Item 11.	Executive Compensation

Information for Item 11 is contained under the headings "Compensation of Executive Officers," "Management Development/Compensation Committee Report," "Outside Director Compensation" and "Performance Graph" in the Company's Proxy Statement dated March 30, 2006 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information for Item 12 is contained under the captions "Directors' and Officers' Stock Ownership" and "Stock Ownership Information" in the Company's Proxy Statement dated March 30, 2006 and is incorporated herein by reference.

Index

The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2005:

Equity Compensation Plan Information

Plan Category	# of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	# of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	284,425	$12.19	1,218,099

Equity compensation plans not approved by shareholders	-	-	-

Total	284,425	$12.19	1,218,099

Item 13.	Certain Relationships and Related Transactions

Not Applicable.

Item 14.	Principal Accountant Fees and Services

Information regarding the Principal Accountant Fees and Services is contained under the caption "Independent Registered Public Accounting Firm" in the Company's Proxy Statement dated March 30, 2006 and is incorporated herein by reference.

Part IV.

Item 15.	Exhibits and Financial Statement Schedule

(a)	The following Financial Statements and Financial Statement Schedule are included in Item 8 herein.

1. Financial Statements

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

2. Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, included in the Notes to the Consolidated Financial Statements, or otherwise not required under instructions contained in Regulation SX.

3. Exhibits

See Index to Exhibits.

Index

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance At Beginning Of Period	Additions Charged To Costs And Expenses		Payment or Utilization		Balance At End Of Period

Fiscal year ended December 31, 2005:

Allowance for doubtful accounts:	$919,000	$988,000		$(667,000	) (A)	$1,240,000

Product warranty reserves:	$10,140,000	$34,771,000	(D)	$(24,906,000	) (B)	$20,005,000

Repurchase agreement and Corporate guarantee loss reserves:	$726,000	$225,000		$(176,000)		$775,000

Fiscal year ended December 31, 2004:

Allowance for doubtful accounts:	$1,208,000	$158,000		$(447,000	) (A)	$919,000

Product warranty reserves:	$8,658,000	$22,189,000		$(20,707,000	) (B)	$10,140,000

Repurchase agreement and Corporate guarantee loss reserves:	$350,000	$564,000		$(188,000)		$726,000

Fiscal year ended December 31, 2003:

Allowance for doubtful accounts:	$861,000	$574,000		$(227,000	) (A)	$1,208,000

Product warranty reserves:	$8,796,000	$16,467,000		$(16,605,000	) (B)	$8,658,000

Repurchase agreement and Corporate guarantee loss reserves:	$403,000	$(11,000	) (C)	$(42,000)		$350,000

(A)	Write-off of bad debts, less recoveries.
(B)	Claims paid, less recoveries.
(C)	Reflects favorable change in estimate due to improved market conditions within the RV industry during 2003.
(D)	Reflects increase due to specific warranty issues which occurred in 2005, primarily camping trailer lift systems and sidewall lamination issues within the RV Segment.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACHMEN INDUSTRIES, INC.

Date: February 27, 2006
/s/ R. M. Lavers
R. M. Lavers
(Executive Vice President, General Counsel and Secretary, Chief Financial Officer and Chief Administrative Officer)

/s/ C. A. Zuhl
C. A. Zuhl
(Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as of February 27, 2006.

/s/ C. C. Skinner	/s/ W. P. Johnson
C. C. Skinner	W. P. Johnson
(Director)	(Director)
(Chief Executive Officer)

/s/ E. W. Miller	/s/ P. G. Lux
E. W. Miller	P. G. Lux
(Director)	(Director)

/s/ R. J. Deputy	/s/ G. B. Bloom
R. J. Deputy	G. B. Bloom
(Director)	(Director)

/s/ D. W. Hudler
D. W. Hudler
(Director)

Index

INDEX TO EXHIBITS

Number Assigned In Regulation S-K, Item 601	Description of Exhibit

(3)(a)(i)	Articles of Incorporation of the Company as amended on May 30, 1995 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

(3)(a)(ii)	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4.2 to the Company's Form S-3 Registration Statement, File No. 333-14579).

(3)(b)	By-Laws as modified through September 9, 2005 (incorporated by reference to the Company's Form 8-K filed September 15, 2005).

(4)(a)
Credit Agreement dated as of June 30, 2003 among Coachmen Industries, Inc., the Lenders named therein, and Bank One, Indiana, N.A. (incorporated by reference to Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

(4)(b)	Stockholder Rights Agreement (incorporated by reference to Exhibit 1 to Form 8-A dated January 5, 2000).

(4)(c)
Amendment No. 1 to Credit Agreement dated as of October 28, 2003 among Coachmen Industries, Inc., the Lenders named therein and Bank One, Indiana, N.A. (incorporated by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

(4)(d)
Amendment No. 2 to Credit Agreement dated as of March 11, 2004 among Coachmen Industries, Inc., the Lenders named therein and Bank One, Indiana, N.A. (incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

(4)(e)
Amendment No. 3 to Credit Agreement dated as of June 30, 2004 among Coachmen Industries, Inc., the Lenders named therein and Bank One, Indiana, N.A. (incorporated by reference to Exhibit 4(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

(4)(f)
Amendment No. 4 to Credit Agreement dated as of July 30, 2004 among Coachmen Industries, Inc., the Lenders named therein and Bank One, Indiana, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

(4)(g)
Amendment No. 5 to Credit Agreement dated as of December 1, 2004 among Coachmen Industries, Inc., the Lenders named therein and Bank One Indiana, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 8, 2004).

Index

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

*(10)(e)
Coachmen Industries, Inc. Supplemental Deferred Compensation Plan (Amended and Restated as of January 1, 2003) (incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

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

*(10)(h)
Form of Restricted Stock Agreement under the Coachmen Industries, Inc. Long Term Incentives Performance Based Restricted Stock Plan (incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

(10)(i)	Credit Agreement dated as of June 30, 2003 among Coachmen Industries, Inc., the Lenders named therein, and Bank One, Indiana, N.A. (included in Exhibit 4(a)).

(10)(j)	Amendment No. 1 to Credit Agreement dated as of October 28, 2003 among Coachmen Industries, Inc., the Lenders named therein and Bank One, Indiana, N.A. (included in Exhibit 4(b)).

(10)(k)	Amendment No. 2 to Credit Agreement dated as of March 11, 2004 among Coachmen Industries, Inc., the Lenders named therein and Bank One, Indiana, N.A. (included in Exhibit 4(c)).

Index

(10)(l)	Amendment No. 3 to Credit Agreement dated as of June 30, 2004 among Coachmen Industries, Inc., the Lenders named therein and Bank One, Indiana, N.A. (included in Exhibit 4(d)).

(10)(m)
Amendment No. 4 to Credit Agreement dated as of July 30, 2004 among Coachmen Industries, Inc., the Lenders named therein and Bank One, Indiana, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

(10)(n)
Amendment No. 5 to Credit Agreement dated as of December 1, 2004 among Coachmen Industries, Inc., the Lenders named therein and Bank One Indiana, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 8, 2004).

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

*(10)(q)	Summary of Life Insurance and Long Term Disability Benefits for Executives.

*(10)(r)	Description of Non-management Director Compensation.

*(10)(s)	Summary of 2005 Performance Metrics under the Company's Executive Annual Performance Incentive Plan.

(10)(t)	Mentor Protege Agreement between Coachmen Industries, Inc. and The Warrior Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 19, 2005).

(10)(u)
Amendment No. 7 to Credit Agreement dated as of September 30, 2005 among Coachmen Industries, Inc., the Lendors named therein and JP Morgan Chase Bank as successor to Bank One Indiana N.A. (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

(11)	No Exhibit - See Consolidated Statements of Operations and Note 8 of Notes to Consolidated Financial Statements, contained herein.

(14)	Code of Ethics (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

(21)	Registrant and Subsidiaries of the Registrant.

(23)	Consent of Ernst & Young LLP.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32)	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

* Management Contract or Compensatory Plan.