Form 10-Q
period 2006-03-31
COACHMEN INDUSTRIES INC
filed 2006-05-05
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006.
OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____.

Commission file number 1-7160

COACHMEN INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1101097
(State of incorporation or organization)	(IRS Employer Identification No.)

2831 Dexter Drive, Elkhart, Indiana	46514
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(574) 262-0123

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of Common Stock, without par value, outstanding as of the close of business on April 30, 2006:  15,627,365

Index
 Coachmen Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)
	March 31,	December 31,
Assets	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$8,906	$2,780
Trade receivables, less allowance for doubtful receivables 2006 - $1,283 and 2005 - $1,240	39,669	47,174
Other receivables	2,695	1,969
Refundable income taxes	9,750	10,284
Inventories	114,980	121,304
Prepaid expenses and other	3,281	3,992
Deferred income taxes	11,133	11,421
Total current assets	190,414	198,924
Property, plant and equipment, net	60,840	67,581
Notes receivable	7,219	2,493
Goodwill	16,865	17,383
Cash value of life insurance, net of loans	30,798	28,880
Deferred income taxes	2,913	4,279
Assets held for sale	2,666	291
Other	2,762	2,985
TOTAL ASSETS	$314,477	$322,816

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Short-term borrowings	$-	$12,276
Accounts payable, trade	41,106	31,658
Accrued income taxes	801	533
Accrued expenses and other liabilities	47,644	54,856
Floorplan notes payable	5,068	4,361
Current maturities of long-term debt	1,818	2,223
Total current liabilities	96,437	105,907
Long-term debt	11,561	12,913
Postretirement deferred compensation benefits	10,488	10,182
Other	-	11
Total liabilities	118,486	129,013

COMMITMENTS AND CONTINGENCIES (see Note 10)

SHAREHOLDERS' EQUITY
Common shares, without par value: authorized 60,000 shares; issued 2006 - 21,140 shares and 2005 - 21,134 shares	92,224	92,164
Additional paid-in capital	7,247	6,465
Unearned compensation	-	(142)
Accumulated other comprehensive income (loss)	12	(6)
Retained earnings	156,219	154,246
Treasury shares, at cost, 2006 - 5,512 shares and 2005 - 5,375 shares	(59,711)	(58,924)
Total shareholders' equity	195,991	193,803

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$314,477	$322,816

See Notes to Consolidated Financial Statements.

Index
Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)
	Three Months Ended March 31,
	2006	2005

Net sales	$162,554	$192,249
Cost of sales	147,912	173,464
Gross profit	14,642	18,785
Operating expenses:
Delivery	8,229	8,121
Selling	5,180	7,294
General and administrative	2,850	4,782
Gain on sale of assets, net	(2,677)	(3)
	13,582	20,194
Operating income (loss)	1,060	(1,409)
Nonoperating (income) expense:
Interest expense	968	893
Investment income	(362)	(817)
Other (income) expense, net	(164)	(68)
	442	8
Income (loss) from continuing operations before income taxes	618	(1,417)
Income taxes (credit)	214	(464)
Net income (loss) from continuing operations	404	(953)

Discontinued operations
Loss from operations of discontinued entities (net of tax credits of $(175) and $(301), respectively)	(329)	(433)
Gain on sale of assets of discontinued entities (net of taxes of $1,510 in 2006)	2,835	-
Income (loss) from discontinued operations	2,506	(433)
Net income (loss)	$2,910	$(1,386)

Earnings (loss) per share - Basic
Continuing operations	$.03	$(.06)
Discontinued operations	.16	(.03)
Net earnings (loss) per share	.19	(.09)
Earnings (loss) per share - Diluted
Continuing operations	.03	(.06)
Discontinued operations	.16	(.03)
Net earnings (loss) per share	.19	(.09)

Number of common shares used in the computation of earnings (loss) per share:
Basic	15,593	15,526
Diluted	15,650	15,526

Cash dividends declared per common share	$.06	$.06

See Notes to Consolidated Financial Statements.

Index
Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)
	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,910	$(1,386)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,669	2,232
Provision for doubtful receivables, net of recoveries	148	274
Net realized and unrealized (gains)/losses on marketable securities and derivatives	18	(285)
(Gain) loss on sale of properties and other assets, net	(7,022)	(4)
Increase in cash surrender value of life insurance policies	(584)	(425)
Deferred income tax provision (benefit)	1,654	(45)
Other	407	(590)
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Trade receivables	1,880	(4,833)
Inventories	(5,842)	(9,888)
Prepaid expenses and other	94	772
Accounts payable, trade	10,958	16,434
Income taxes - accrued and refundable	802	(3,360)
Accrued expenses and other liabilities	(1,727)	5,688
Net cash provided by operating activities	5,365	4,584
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	-	1,399
Proceeds from sale of properties and other assets	17,870	8
Investments in marketable securities	(1,334)	(1,457)
Purchases of property and equipment	(1,785)	(2,028)
Other	188	(270)
Net cash provided by (used in) investing activities	14,939	(2,348)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	7,070	232
Payments of short-term borrowings	(18,639)	(10,206)
Proceeds from long-term debt	255	-
Payments of long-term debt	(2,012)	(274)
Issuance of common shares under stock incentive plans	85	91
Cash dividends paid	(937)	(943)
Other	-	35
Net cash used in financing activities	(14,178)	(11,065)
Increase (decrease) in cash and cash equivalents	6,126	(8,829)
CASH AND CASH EQUIVALENTS
Beginning of period	2,780	14,992
End of period	$8,906	$6,163

Supplemental disclosures of cash flow information:
Operating cash received during the quarter related to insurance settlement	$2,875	$2,213

See Notes to Consolidated Financial Statements.

Index
Coachmen Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.    BASIS OF PRESENTATION.

The condensed consolidated financial statements have been prepared by Coachmen Industries, Inc. (“the Company”), without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes the disclosures made in this document are adequate so as not to make the information presented misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the Company as of March 31, 2006, and the results of its operations and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.

Reclassifications - Certain reclassifications have been made in the fiscal 2005 consolidated financial statements and related footnotes to conform to the presentation used in 2006.

2.    SEGMENT INFORMATION.

The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's two reportable segments are Recreational Vehicles and Housing and Building. The Company evaluates the performance of its segments based primarily on net sales and pre-tax income and allocates resources to them based on performance. The Company allocates certain corporate expenses to these segments based on three dimensions: revenues, subsidiary structure and number of employees. In addition, the data excludes the results of the discontinued operations (see Note 9). Differences between reported segment amounts and corresponding consolidated totals represent corporate income or expenses for administrative functions and income, costs or expenses relating to property and equipment that are not allocated to segments.

The table below presents information about segments, used by the chief operating decision maker of the Company for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2006	2005
Net sales:
Recreational vehicles	$119,854	$153,695
Housing and building	42,700	38,554

Consolidated total	$162,554	$192,249

Gross profit
Recreational vehicles	$4,980	$11,154
Housing and building	9,662	7,564
Other reconciling items	-	67
Total	$14,642	$18,785

Operating expenses
Recreational vehicles	$7,327	$12,853
Housing and building	9,555	10,705
Other reconciling items	(3,300)	(3,364)
Total	$13,582	$20,194

Index
	Three Months Ended March 31,
	2006	2005
Operating income/(loss)
Recreational vehicles	$(2,347)	$(1,699)
Housing and building	107	(3,141)
Other reconciling items	3,300	3,431
Total	$1,060	$(1,409)

Pre-tax income/(loss) from continuing operations
Recreational vehicles	$(2,668)	$(1,863)
Housing and building	142	(3,031)
Other reconciling items	3,144	3,477
Total	$618	$(1,417)

	March 31,	December 31,
Total assets	2006	2005
Recreational vehicles	$152,483	$152,501
Housing and building	71,090	83,338
Other reconciling items	90,904	86,977
Total	$314,477	$322,816

3.    INVENTORIES.

Inventories consist of the following (in thousands):
	March 31,	December 31,
	2006	2005
Raw materials
Recreational vehicles	$20,602	$19,770
Housing and building	8,430	13,643
Total	29,032	33,413

Work in process
Recreational vehicle	22,050	15,515
Housing and building	4,389	5,280
Total	26,439	20,795

Improved lots
Housing and building	249	261
Total	249	261

Finished goods
Recreational vehicle	45,500	48,935
Housing and building	13,760	17,900
Total	59,260	66,835

Total	$114,980	$121,304

Index

4.    PROPERTY, PLANT AND EQUIPMENT.

Property, plant and equipment consist of the following (in thousands):

	March 31, 2006	December 31, 2005

Land and improvements	$12,032	$13,255
Buildings and improvements	62,943	68,007
Machinery and equipment	23,688	31,468
Transportation equipment	15,728	16,279
Office furniture and fixtures	17,800	19,080

Total	132,191	148,089
Less, accumulated depreciation	71,351	80,508

Property, plant and equipment, net	$60,840	$67,581

5.    ACCRUED EXPENSES AND OTHER LIABILITIES.

Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2006	December 31, 2005

Wages, salaries, bonuses and commissions	$2,626	$3,156
Dealer incentives, including volume bonuses, dealer trips, interest reimbursement, co-op advertising and other rebates	6,000	4,284
Warranty	16,605	20,005
Insurance-products and general liability, workers compensation, group health and other	7,769	6,833
Customer deposits and unearned revenues	5,039	10,029
Litigation	3,877	3,740
Interest	1,274	1,980
Sales and property taxes	1,806	1,948
Other current liabilities	2,648	2,881

Total	$47,644	$54,856

Index

Changes in the Company's warranty liability during the three-month periods ended March 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005

Balance of accrued warranty at beginning of period	$20,005	$10,140

Warranties issued during the period and changes in liability for pre-existing warranties	6,536	5,276

Settlements made during the period	(9,936)	(5,100)

Balance of accrued warranty at March 31	$16,605	$10,316

The increase in the warranty accrual for 2006 is primarily the result of specific reserves established in the later half of 2005 related to the recall of defective camping trailer lift systems and the repair of defective material used in laminated sidewalls of certain of the Company’s recreational vehicles.

6.    COMPREHENSIVE INCOME (LOSS).

The changes in the components of comprehensive income (loss) for the three months ended March 31 are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005

Net income (loss)	$2,910	$(1,386)
Unrealized losses on securities held for sale, net of taxes	-	(131)
Unrealized gains (losses) on cash flow hedges, net of taxes	18	59

Comprehensive income (loss)	$2,928	$(1,458)

As of March 31, 2006 and 2005, the accumulated other comprehensive income, net of tax, relating to unrealized gains on securities available for sale was $0 and $57,000, respectively, and relating to deferred losses on cash flow hedges was $12,000 and ($37,000), respectively.

7.    EARNINGS PER SHARE.

Basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and awards and shares held in deferred compensation plans. Basic and diluted earnings per share for the three-month period ended March 31 were calculated using the average shares as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Numerator:
Net income (loss) available to common stockholders	$2,910	$(1,386)
Denominator:
Number of shares outstanding, end of period:
Weighted average number of common shares used in basic EPS	15,593	15,526
Effect of dilutive securities	57	-
Weighted average number of common shares used in diluted EPS	15,650	15,526

Index

For the quarter ended March 31, 2006, 73,075 shares, of outstanding stock options were not included in the computation of diluted earnings per share because their exercise price was greater than the average market prices for the respective periods and their inclusion would have been antidilutive. As the Company reported a net loss for the quarter ended March 31, 2005, the dilutive effect of stock options and awards did not enter into the computation of diluted earnings per share because their inclusion would have been antidilutive.

8.   INCOME TAXES.

For the first quarter ended March 31, 2006, the effective tax rate was 34.6% compared with a 2005 first quarter effective tax rate from continuing operations of 35.5%. The Company’s effective tax rate fluctuates based upon income levels, the states where sales occur, the amount of export sales, nontaxable dividends on investments, nontaxable increases in cash value of life insurance contracts and recognized federal and state tax credits.

During the first quarter of 2006, the Company recorded a decrease in current deferred tax assets of $0.3 million and a decrease in long-term deferred tax assets of $1.4 million to recognize deferrals that can be utilized as a result of the sale of Miller Building Systems, Inc.

9.   RESTRUCTURING CHARGES AND DISCONTINUED OPERATIONS.

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

On March 31, 2006, the Company completed the sale of a property located in Grapevine, Texas for approximately $2.0 million, consisting of cash of $1.7 million and a note receivable of $0.3 million and resulting in a pre-tax gain of approximately $1.8 million. Also during the quarter, the Company completed the sale of vacant farmland in Middlebury, Indiana for cash of approximately $1.0 million, resulting in a pre-tax gain of approximately $0.8 million.

During 2005, approximately 140 salaried positions were eliminated throughout the Company. Severance costs related to the eliminations were approximately $0.7 million, of which $0.5 million was paid by December 31, 2005 and $0.2 million will be paid during 2006.

Housing and Building Segment

The Company is in the latter stages of closing the All American Homes operation in Springfield, Tennessee. The pending closure of the Tennessee location resulted in an asset impairment charge of approximately $1.1 million which was recorded in the third quarter of 2005. The closure of the Tennessee facility should have minimal impact on revenues, as all existing builders in that region will continue to be served by the Company’s housing operations in Indiana, Ohio and North Carolina, but should improve profitability by eliminating the possibility of further losses at this location. On March 15, 2006, the Company entered into a definitive agreement for the sale of the Tennessee facilities for $5.3 million in cash. The sale of the Tennessee property is subject to certain customary conditions, and closing is anticipated to occur in late June or early July. The property, plant and equipment of the Tennessee facility has been classified as held for sale in the accompanying balance sheet as of March 31, 2006.

On December 31, 2005, the Company sold all operating assets of the All American Homes Kansas division. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of the Kansas division for the quarter ended March 31, 2005, were $2.3 million, and the pre-tax loss for the quarter ended March 31, 2005 was $(0.2) million.

On March 31, 2006, The Company sold 100% of its interest in the capital stock of Miller Building Systems, Inc. for $11.5 million, consisting of cash of $9.0 and a $2.5 million secured note. The note is to be repaid over 5 years and bears interest at the 1 year LIBOR rate plus 2.75% per annum with quarterly interest payments beginning September 30, 2006. Principal payments of $125,000 per quarter commence on June 30, 2009 and continue through the maturity date of March 31, 2011. In addition, the Company accepted a $2.0 million contingent earn-out note which will be paid to Company if certain income metrics are achieved by the acquiring entity. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of Miller Building Systems, Inc. for the quarter ended March 31, 2005 were $7.0 million, and the pre-tax loss for the quarter ended March 31, 2005, was $(0.7) million. In connection with the sale of Miller Buildings Systems, $1.7 million of industrial revenue bonds were paid off as of March 31, 2006. In addition, subsequent to March 31, 2006, the Company terminated the $1.5 million and $235,000, interest rate swaps which had been associated with these revenue bonds.

Index

In conjunction with the actions noted above, during the fourth quarter of 2005 management allocated goodwill of $0.7 million to the discontinued operations from the Housing and Building Segment goodwill based on the relative fair value of the discontinued operations to the entire Housing and Building Segment. The $0.7 million of allocated goodwill consisted of $0.6 million allocated to Miller Building Systems, which was written off as part of the 2005 loss from operations of discontinued operations and $0.1 million allocated to All American Homes of Kansas, which was included in the 2005 loss on sale of assets of discontinued operations. During the first quarter of 2006, an additional $0.3 million of goodwill was allocated to Miller Building Systems based on the final sales price relative to the fair value of the entire Housing and Building Segment. The additional $0.3 million of allocated goodwill was written off as part of the 2006 gain on sale of assets of discontinued operations.

Assets and liabilities of the All American Homes of Kansas and Miller Building Systems disposal groups, which are included in the consolidated balance sheet, were as follows at December 31, 2005 (in thousands):

2005

Cash	$242
Accounts and other receivables	4,401
Prepaid Expenses	510
Inventories	10,423
Other long-term assets	124
Fixed assets	34
Accounts payable	(1,777)
Other current liabilities	(5,341)

Net assets held for sale	$8,616

Recreational Vehicle Segment

On January 13, 2006, the Company sold all operating assets of Prodesign, LLC. The total sales price was $8.2 million, of which the Company received $5.7 million in cash, a $2.0 million promissory note and $0.5 million to be held in escrow to cover potential warranty claims and uncollectible accounts receivable, as defined in the sale agreement. The promissory note is to be repaid over a period of 10 years, using an amortization period of 15 years, and bears interest at 6% per annum with interest only payments being required in the first three years. Any funds remaining in the escrow account after a period of 13 months will revert to the Company. In accordance with Statement of Financial Accounting Standard No. 144, Prodesign qualified as a separate component of the Company’s business and as a result, the operating results of Prodesign have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. In conjunction with the classification of Prodesign as a discontinued operation, management allocated goodwill of $0.3 million to the discontinued operations from the Recreational Vehicle Segment goodwill based on the relative fair value of the discontinued operations to the Recreational Vehicle Segment. The $0.3 million of allocated goodwill has been included in the calculation of the final gain on sale of assets in the first quarter of 2006. Net sales of Prodesign for the quarter ended March 31, 2005, were $3.6 million and the pre-tax income for the quarter ended March 31, 2005, was $0.2 million.

Assets and liabilities of the Prodesign disposal group, which are included in the consolidated balance sheet, were as follows at December 31, 2005 (in thousands):

2005

Accounts and other receivables	$781
Prepaid expenses	51
Inventories	909
Other long-term assets	437
Fixed assets	4,144
Accounts payable	(116)
Other current liabilities	(495)

Net assets held for sale	$5,711

Index

10.  COMMITMENTS AND CONTINGENCIES.

Obligation to Purchase Consigned Inventories

The Company obtains vehicle chassis for its recreational vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until either assigned to a unit in the production process or 90 days have passed. At the earlier of these dates, the Company is obligated to purchase the chassis and it is recorded as inventory. At March 31, 2006 and December 31, 2005 chassis inventory, accounted for as consigned inventory, approximated $11.5 million and $26.8 million, respectively.

Repurchase Agreements

The Company was contingently liable at March 31, 2006 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. Products repurchased from dealers under these agreements are accounted for as a reduction in revenue at the time of repurchase. Although the estimated contingent liability approximates $237 million at March 31, 2006 ($262 million at December 31, 2005), the risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. Based on losses previously experienced under these obligations, the Company has established a reserve for estimated losses under repurchase agreements. At March 31, 2006 and December 31, 2005, $0.5 million and $0.4 million, respectively, was recorded as an accrual for estimated losses under repurchase agreements.

The Company was also contingently liable at March 31, 2006 to a financial institution on repurchase agreements in connection with financing provided by the institution to certain of the Company's independent home builders in connection with their purchase of the Company's housing products. This agreement provides for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a builder's default. Products repurchased from builders under this agreement are accounted for as a reduction in revenue at the time of repurchase. Although the estimated contingent liability approximates $19.3 million at March 31, 2006 ($15.9 million at December 31, 2005), the risk of loss resulting from these agreements is spread over the Company's numerous builders and is further reduced by the resale value of the products repurchased. The Company has evaluated the potential for losses under this agreement and has recorded an accrual of $0.2 million March 31, 2006 and December 31, 2005 for estimated losses under the repurchase agreement.

Corporate Guarantees

The Company was contingently liable under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $9.3 at March 31, 2006 and $6.2 million at December 31, 2005. The Company has an agreement with a financial institution to form a private-label financing program to provide wholesale inventory financing to the Company's dealers in the Recreational Vehicle Segment. The agreement provides for a preferred program that provides financing that is subject to the standard repurchase agreement described above. In addition, the agreement provides for a reserve pool whereby the financial institution makes available an aggregate line of credit not to exceed $40 million that will provide financing for dealers that may not otherwise qualify for credit approval under the preferred program. No dealer being provided financing from the reserve pool can receive an aggregate line of credit exceeding $5 million. In addition to the standard repurchase agreement described above, for 2006 the Company will be contingently liable to the financial institutions up to a maximum of $2.4 million of aggregate losses, as defined by the agreement, incurred by the financial institutions on designated dealers with higher credit risks that are accepted into the reserve pool financing program. After 2006, the Company will be liable up to a maximum of $2 million of aggregate losses. The Company has recorded a loss reserve of $0.1 million at March 31, 2006 and December 31, 2005 associated with these guarantees.

Index

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

In addition, the Company is liable under a guarantee to a financial institution for model home financing provided to certain independent builders doing business with the Company's Housing and Building Segment. The amount outstanding under this agreement at March 31, 2006 is $0.5 million ($0.6 million at December 31, 2005). Any losses incurred under this guarantee would be offset by the proceeds from the resale of the model home and losses are limited to 20% of the original contract price, and cannot exceed a total of $2.0 million. As of March 31, 2006, no losses have been incurred by the Company under the model home financing program.

Financing Obligation

During the second quarter of 2004, the Company entered into an agreement to provide financing of up to $4.9 million to a developer for the construction of a hotel for which the Company was to provide modular units. The construction loan may be converted to a term loan for a period of two years, subject to the terms and conditions of the agreement. The loans are collateralized by a first priority interest in all tangible and intangible property of the borrower. As of March 31, 2006, the Company provided $2.3 million in financing to the developer under these arrangements. The developer is now unable to obtain a building permit, so the Company has moved to foreclose on the land acquired for the hotel site, to recoup the financing extended to date. No additional funding will be provided.

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

During 2005, the Company settled a personal injury suit for $5,000,000, $1,000,000 of which was paid by the Company’s primary insurance carrier. The Company’s self-insured retention is $250,000. During 2005, the Company paid $1,500,000 in addition to the amount paid by its primary carrier and recorded an other current liability of $2,500,000 to recognize the remaining amount to be paid on the settlement and the $250,000 retention.  Since the excess carrier initially denied coverage, the Company filed suit against the excess carrier to enforce coverage. During the first quarter, the matter was settled for $2,875,000, which the Company received on March 15, 2006 and which was recorded as a reduction to the RV Segment’s general and administrative expenses. There remains ongoing litigation against other parties to recover the balance over the retention.

During the first quarter, the Company also entered into a partial settlement of another insurance matter for $745,000, net of a contingency fee.  This amount was recorded as a reduction to the Company's general and administrative expenses.

The Company is currently in arbitration with a housing customer over the terms of a construction contract. Arbitration is anticipated to be completed in the first half of 2006. As of March 31, 2006, the Company has accrued an amount for which management believes the arbitration will be settled, however, there is a potential for exposure in excess of the amount accrued.

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

Index

11.  STOCK-BASED COMPENSATION.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three month period ended March 31, 2005, as all options granted under the stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method and accordingly, the Company has not restated the consolidated results of income from prior interim periods and fiscal years. Under SFAS 123R, the Company is required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense over the period that the awards are expected to vest. Restricted stock and stock options issued under the Company’s equity plans as well as stock purchases under the employee stock purchase plan are subject to the provisions of SFAS 123R. Since the adoption of SFAS 123R, there have been no modifications to outstanding stock-based awards.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Excess tax benefits for the three month period ended March 31, 2006 were not significant.

Stock options generally vest over a four-year service period. The Company has not granted any stock option awards since 2003. The remaining unvested stock options, net of forfeitures, at January 1, 2006 were not significant. Compensation expense related to the Company's Employee Stock Purchase Plan was not significant for the first quarter of 2006.

On March 31, 2006, the Company granted Restricted Stock Awards to certain key employees as a means of retaining and rewarding them for performance and to increase their ownership in the Company. The awards are governed by the Company’s 2000 Omnibus Stock Plan. Participants will earn the restricted shares awarded to them based on attainment of certain performance goals for the calendar year 2006. If the Company meets 50%, 75% or 100% of the performance goal established, the participants will earn the corresponding percentage of their restricted shares. To the extent the Company meets the performance goals for the year, and the participant remains employed by the Company during the vesting period, the earned restricted shares will vest and be delivered to the Participants over a three-year vesting period: one-third on January 1, 2007, one-third on January 1, 2008 and one-third on January 1, 2009. Compensation expense is recognized on a straight-line basis over the requisite service period as the awards contingently vest over the performance and service periods. A total of 110,000 shares, assuming 100% of the performance goal is achieved, were granted with a weighted average grant-date fair value of $11.05 per share. At March 31, 2006, the Company determined that it was not yet probable that 50% of the performance goal would be achieved; therefore, no compensation expense was recorded related to this plan for the quarter ended March 31, 2006. Either due to termination of employment or as a condition to receiving the 2006 Restricted Stock Awards, the participants forfeited all rights to the 99,600 shares and 75,600 shares awarded in 2004 and 2005, respectively, under the Performance Based Restricted Stock Plan. Shares awarded under this plan in 2003 were forfeited as of December 31, 2005 due to failure to meet the performance goals.

During the period ended March 31, 2005, the Company had determined that it was probable that the performance requirements of the 2003 Performance Based Restricted Stock Plan would not be achieved and as a result, reversed the expenses which had been recorded related to this plan. For the period ended March 31, 2005, the Company reduced compensation expense, which is a component of general and administrative expenses, by $758,000 related to these programs.

Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) as permitted by SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), and SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under the intrinsic method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period on a straight-line method. Accordingly, the Company was not required to recognize compensation cost for stock options issued to employees or shares issued under the employee stock purchase plan. Prior to the adoption of SFAS 123R, the Company recognized compensation cost only for restricted stock.

Index

For the quarter ended March 31, 2005, had the Company accounted for all employee stock-based compensation based on the estimated grant date fair values, as defined by SFAS 123, the Company’s net income and net income per share would have been adjusted to the following pro forma amounts (in thousands, except per share data):

Three Months Ended
March 31, 2005

Net loss, as reported	$(1,386)
Add: stock-based compensation expense under variable plan included in reporting net income, net of taxes	(489)
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of taxes	291
Pro forma net income (loss)	$(1,584)

Earnings per share:
Basic - as reported	$(0.09)
Basic - pro forma	$(0.10)

Diluted - as reported	$(0.09)
Diluted - pro forma	$(0.10)

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

	Comparison of Three Months
	Ended March 31, 2006 and 2005
	Increases (Decreases)
	Amount	Percentage

Net sales	$(29,695)	(15.4)%

Cost of sales	(25,552)	(14.7)

Delivery expenses	108	1.3

Selling expenses	(2,114)	(29.0)

General and administrative expenses	(1,932)	(40.4)

Gain on sale of assets, net	2,674	n/m

Interest expense	75	8.4

Investment income	(455)	(55.7)

Other income, net	96	n/m

Income from continuing operations before income taxes	2,035	143.6

Income taxes	678	146.1

Net income from continuing operations	1,357	142.3

Income from discontinued operations, net of taxes	2,939	n/m

Net income (loss)	4,296	309.9

  n/m - not meaningful

Index

NET SALES

Consolidated net sales from continuing operations for the quarter ended March 31, 2006 were $162.6 million, a decrease of $29.7 million, or 15.4%, from the $192.2 million reported for the corresponding quarter last year. The Company’s Recreational Vehicles segment experienced a net sales decrease of 22.0% for the quarter. The industry-wide weakness in Class A motorized products continued in the first quarter. For the quarter, RV Segment wholesale unit shipments of all product types increased by 0.4% to 4,808 units. Shipments of motorized products fell 32.9% to 1,090 units, while shipments of non-motorized products increased by 17.5% to 3,718 units. Through February, industry wholesale shipments of Class A motorhomes declined 20.6%, while Class A retail registrations as reported by Statistical Surveys, Inc. declined 24.9% through February. Shipments of the Company’s Travel Trailers increased 38.0% due to the market success of its redesigned 2006 models, as well as orders for temporary housing units in hurricane affected areas in the Gulf region. Coachmen received orders for approximately 3,500 “FEMA”-related units with a value of approximately $36 million, most of which were delivered by the end of 2005. The RV Segment delivered the remaining 1,100 units in the first quarter. Backlog for the RV segment, in dollars, decreased to $57.7 million from $90.9 million a year ago. Backlogs in units rose 36.5%, primarily due to the increase of travel trailer orders from dealers.

The Company’s housing and building segment experienced a net sales increase for the quarter ended March 31, 2006 of 10.8%, from $38.6 million during the first quarter of 2005 to $42.7 million for the first quarter of 2006. Wholesale unit shipments were down 3.4% for the quarter. Despite the decline in unit shipments, the Segment’s revenues were driven by a 26.4% increase in average revenues per unit due to a shift in product mix and incremental revenues from large scale projects. Backlog for the housing and building segment as of March 31, 2006 have increased 1.5% to $38.0 million, compared with $37.4 million at March 31, 2005.

In order to supplement the Company’s single-family residential housing business, the Housing and Building Segment continues to pursue opportunities for larger projects in multifamily residential and commercial markets. In the first quarter, the Company’s All American Building Systems (AABS) commercial business unit completed a number of projects, including a $1.2 million condominium project in the Florida Keys and the $4.5 million military housing project at Fort Bliss in Texas. AABS also began construction on a $1.9 million project to provide single-family luxury lake homes in South Carolina during the first quarter. The Group is pursuing a number of exciting opportunities, including additional military housing projects. The initial project at Fort Bliss was successfully completed, and represents the Group’s first entry into the expanding military housing market. AABS is now pursuing follow-on projects for additional barracks as well as single-family and multi-family housing projects at a number of military installations. AABS is also pursuing incremental projects for student housing at a number of institutions in the eastern United States.

COST OF SALES

Cost of sales decreased 14.7%, or $25.6 million, for the three months ended March 31, 2006. As a percentage of net sales, cost of sales was 91.0% for the three-month period ended March 31, 2006 compared to 90.2% for the three months ended March 31, 2005. The change in the dollar amount of cost of sales in the current quarter is attributable to the decrease in sales dollars offset by higher insurance, utility and warranty costs. In addition, reductions in the production levels caused lower overhead absorption and labor inefficiencies in 2006 while 2005 cost of sales were reduced by $1.7 million due to the settlement of a litigation matter.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include delivery, selling, general and administrative expenses, were 10.0% and 10.5% for the three-month periods ended March 31, 2006 and 2005, respectively. As a percentage of sales, delivery expenses increased by 0.9 percentage points for the three-month period of 2006 as compared to the prior year three-month period. The increase in delivery expense as a percent of sales during the quarter was primarily related to higher fuel costs, contract labor and crane rental costs related to delivery and setting of housing and building units.

Selling expenses were 3.2% of net sales for the 2006 quarter compared to 3.8% of net sales for the three-month period ended March 31, 2005. The decrease in selling expense as a percentage of net sales during the quarter is related to decreased payroll expenses, due to the reduction in force which occurred in 2005, as well as due to decreased expenses related to product shows, literature and other promotional expenses.

General and administrative expenses were 1.8% of net sales for the quarter compared to 2.5% for the 2005 corresponding quarter. The decrease in expenses for the three-month period was primarily the result of two legal settlements received during the quarter which totaled $3.6 million, but that were partially offset by other legal fees. In addition, payroll costs decreased during the first quarter of 2006 as compared to the first quarter of 2005 due to the reduction of force that occurred in 2005.

Index

GAIN ON THE SALE OF ASSETS, NET

For the three months ended March 31, 2006, the gain on the sale of assets was $2.7 million. On March 31, 2006 the Company completed the sale of a property located in Grapevine, Texas for $2.0 million, which resulted in a gain of $1.8 million. Also during the quarter, the Company completed the sale of vacant farmland in Middlebury, Indiana for $1.0 million, which resulted in a gain of $0.8 million. There were no significant gains or losses from property transactions for the three months ended March 31, 2005.

INTEREST EXPENSE

Interest expense was $1.0 million and $0.9 million for the three-month periods ended March 31, 2006 and 2005, respectively. Interest expense increased slightly based on the higher applicable interest rates.

INVESTMENT INCOME

There was a net investment income of $0.4 for the quarter ended March 31, 2006 compared to $0.8 in the same quarter of 2005. Investment income is principally attributable to earnings of the life insurance policies held and in 2005 also included realized gains on the sale of preferred stock.

OTHER INCOME, NET

Other income, net, represents income of $0.2 million for the first quarter of 2006 and income of $0.1 million for the same quarter of the previous year. No items of significance caused the variances between the comparable quarters.

INCOME TAXES

For the first quarter ended March 31, 2006, the effective tax rate was 34.6% compared with a 2005 first quarter effective tax rate from continuing operations of 35.5%. The Company’s effective tax rate fluctuates based upon income levels, the states where sales occur, the amount of export sales, nontaxable dividends on investments, nontaxable increases in cash value of life insurance contracts and recognized federal and state tax credits.

During the first quarter of 2006, the Company recorded a decrease in current deferred tax assets of $0.3 million and a decrease in long-term deferred tax assets of $1.4 million to recognize deferrals that can be utilized as a result of the sale of Miller Building Systems, Inc.

DISCONTINUED OPERATIONS

On January 13, 2006, the Company sold all operating assets of Prodesign, LLC. The total sales price was $8.2 million, of which the Company received $5.7 million in cash, a $2.0 million promissory note and $0.5 million to be held in escrow to cover potential warranty claims and uncollectible accounts receivable, as defined in the sale agreement. The promissory note is to be repaid over a period of 10 years, using an amortization period of 15 years, and bears interest at 6% per annum with interest only payments being required in the first three years. Any funds remaining in the escrow account after a period of 13 months will revert to the Company. In accordance with Statement of Financial Accounting Standard No. 144, Prodesign qualified as a separate component of the Company’s business and as a result, the operating results of Prodesign have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. In conjunction with the classification of Prodesign as a discontinued operation, management allocated goodwill of $0.3 million to the discontinued operations from the Recreational Vehicle Segment goodwill based on the relative fair value of the discontinued operations to the Recreational Vehicle Segment. The $0.3 million of allocated goodwill has been included in the calculation of the final gain on sale of assets in the first quarter of 2006. Net sales of Prodesign for the quarter ended March 31, 2005, were $3.6 million and the pre-tax income for the quarter ended March 31, 2005, was $0.2 million.

Index

On March 31, 2006, The Company sold 100% of its interest in the capital stock of Miller Building Systems, Inc. for $11.5 million, consisting of cash of $9.0 and a $2.5 million secured note. The note is to be repaid over 5 years and bears interest at the 1 year LIBOR rate plus 2.75% per annum with quarterly interest payments beginning September 30, 2006. Principal payments of $125,000 per quarter commence on June 30, 2009 and continue through the maturity date of March 31, 2011. In addition, the Company accepted a $2.0 million contingent earn-out note which will be paid to Company if certain income metrics are achieved by the acquiring entity. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of Miller Building Systems, Inc. for the quarter ended March 31, 2005 were $7.0 million, and the pre-tax loss for the quarter ended March 31, 2005, was $(0.7) million. In connection with the sale of Miller Buildings Systems, $1.7 million of industrial revenue bonds were paid off as of March 31, 2005. In addition, subsequent to March 31, 2005, the Company terminated the $1.5 million and $235,000, interest rate swaps which had been associated with these revenue bonds.

In conjunction with the actions noted above, during the fourth quarter of 2005 management allocated goodwill of $0.7 million to the discontinued operations from the Housing and Building Segment goodwill based on the relative fair value of the discontinued operations to the entire Housing and Building Segment. The $0.7 million of allocated goodwill consisted of $0.6 million allocated to Miller Building Systems, which was written off as part of the 2005 loss from operations of discontinued operations and $0.1 million allocated to All American Homes of Kansas, which was included in the 2005 loss on sale of assets of discontinued operations. During the first quarter of 2006, an additional $0.3 million of goodwill was allocated to Miller Building Systems based on the final sales price relative to the fair value of the entire Housing and Building Segment. The additional $0.3 million of allocated goodwill was written off as part of the 2006 gain on sale of assets of discontinued operations.

On December 31, 2005, the Company sold all operating assets of the All American Homes Kansas division. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of the Kansas division for the quarter ended March 31, 2005, were $2.3 million, and the pre-tax loss for the quarter ended March 31, 2005 was $(0.2) million.

NET INCOME (LOSS)

Net income from continuing operations for the quarter ended March 31, 2006 was $0.4 million (earnings of $0.03 per diluted share) compared to a net loss from continuing operations for the quarter ended March 31, 2005 of $1.0 million (a loss of $0.06 per diluted shared). Net income for the quarter ended March 31, 2006 was $2.9 million (earnings of $0.19 per diluted share) compared to a net loss of $1.4 million (a loss of $0.09 per diluted share) for 2005.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company generally relies on funds from operations as its primary source of liquidity. In addition, the Company maintains a $35 million, unsecured revolving credit facility, which expires on June 30, 2006, to meet its seasonal working capital needs. The Company is currently in the process of renegotiating its credit facility and anticipates securing a credit facility with comparable terms. At March 31, 2006, there were no outstanding borrowings against the existing bank line of credit. The Company was in compliance with all debt covenant requirements under the revolving credit agreement, as amended, at March 31, 2006. At December 31, 2005, there were short-term borrowings of $12.3 million outstanding. During 2004, the Company also borrowed against the cash surrender value of the Company’s investments in life insurance contracts. As of March 31, 2006 and December 31, 2005, $15 million had been borrowed against the cash surrender value of Company-owned life insurance contracts.

At March 31, 2006, working capital increased to $94.0 million from $93.0 million at December 31, 2005. The $8.5 million decrease in current assets at March 31, 2006 versus December 31, 2005 was primarily due to the sale of Miller Building Systems, Inc. and Prodesign, LLC, offset by increases in inventories at the remaining subsidiaries. Likewise, the $9.5 million decrease in current liabilities at March 31, 2006 versus December 31, 2005 was also due to the sale of Miller Building Systems, offset by an increase in trade payables.

Management believes that the Company’s existing cash and cash equivalents as of March 31, 2006, together with its available revolving credit facility and cash expected to be generated from future operations, will be sufficient to fund future planned capital expenditures and other operating cash requirements for the foreseeable future.

Index

CRITICAL ACCOUNTING POLICIES

The preparation of the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company's estimates. However, actual results may differ from these estimates under different assumptions or conditions. A summary of the Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company’s 10-K report for the year ended December 31, 2005. During the first three months of fiscal 2006, there was no material change in the accounting policies and assumptions previously disclosed.

FORWARD-LOOKING STATEMENTS

This Form 10-Q Report contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management’s expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks and uncertainties, and are dependent on various factors, many of which are outside the control of the Company. These uncertainties and other factors include, but are not limited to:

•	the potential fluctuations in the Company’s operating results;
•	the availability for floorplan financing for the Company's recreational vehicle dealers and corresponding availability of cash to the Company;
•	uncertainties regarding the impact on sales of the disclosed restructuring steps in both the Recreational Vehicle and Housing and Building Segments;
•	the ability to sell and close the operations for sale as described;
•	the accuracy of the estimates of the costs to remedy the disclosed recreational vehicle warranty issues;
•	price volatility of materials used in production and the ability to pass on rapidly increasing costs of product components and raw materials to end buyers;
•	uncertainties and timing with respect to sales resulting from recovery efforts in the Gulf Coast;
•	the availability and price of gasoline and diesel fuel, which can impact the sale of recreational vehicles;
•	the Company's dependence on chassis and other suppliers;
•	interest rates, which affect the affordability of the Company's products;
•	the availability and cost of real estate for residential housing;
•	the increased size and scope of work of commercial and military housing projects as compared to the Company's traditional single family homes business;
•	the ability of the Housing and Building Segment to perform in new market segments where it has limited experience;
•	adverse weather conditions affecting home deliveries;
•	potential liabilities under repurchase agreements and guarantees;
•	changing government regulations, such as those covering accounting standards;
•	environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability;
•	legislation governing the relationships of the Company with its recreational vehicle dealers, which may affect the Company’s options and liabilities in the event of a general economic downturn;
•	consolidation of distribution channels in the recreational vehicle industry;
•	the impact of consumer confidence and economic uncertainty on high-cost discretionary product purchases, which can hinder the sales of recreational vehicles;
•	and also on the state of the recreational vehicle and housing industries in the United States.

Other factors affecting forward-looking statements include:

•	changes in property taxes and energy costs,
•	changes in federal income tax laws and federal mortgage financing programs,
•	competition in the industries in which the Company operates,
•	consolidation of distribution channels in the recreational vehicle industry,
•	the Company’s ability to increase gross margins which are critical to profitability whether there are or are not increased sales,
•	the Company’s use of incentives at either the wholesale or retail level,
•	further developments in the war on terrorism and related international crises,
•	uncertainties of matters in litigation and other risks and uncertainties.

Index

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

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. During the first three months of 2006, the Company has utilized its revolving credit facility to meet short-term working capital needs. The Company had no outstanding borrowings against the revolving credit facility on March 31, 2006.

In January of 2003, the Company entered into various interest rate swap agreements that became effective beginning in October of 2003. These swap agreements, which are designated as cash flow hedges for accounting purposes, effectively convert a portion of the Company's variable-rate borrowings to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. The fair value of the Company's interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. A cumulative gain of $18,000, net of taxes, attributable to changes in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive income (loss) as of March 31, 2006. If in the future the interest rate swap agreements were determined to be ineffective or were terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive income (loss). At March 31, 2006, the Company had four interest rate swap agreements with notional amounts of $1.5 million, $235,000, $3.2 million, and $1.6 million, respectively, that were used to convert the variable interest rates on certain industrial development revenue bonds to fixed rates. In accordance with the terms of the swap agreements, the Company pays 3.39%, 3.12%, 3.71%, and 3.36% interest rates, respectively, and receives the Bond Market Association Index (BMA), calculated on the notional amounts, with net receipts or payments being recognized as adjustments to interest expense. Subsequent to March 31, 2006, the Company terminated the $1.5 million and $235,000, swaps due to the payoff of the underlying variable-rate borrowings.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

During the first quarter of 2006, the Company outsourced the processing of payroll to a third-party provider. Other than this outsourcing of payroll processing, there have been no changes during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During 2005, the Company settled a personal injury suit for $5,000,000, $1,000,000 of which was paid by the Company’s primary insurance carrier. The Company’s self-insured retention is $250,000. During 2005, the Company paid $1,500,000 in addition to the amount paid by its primary carrier and recorded an other current liability of $2,500,000 to recognize the remaining amount to be paid on the settlement and the $250,000 retention.  Since the excess carrier initially denied coverage, the Company filed suit against the excess carrier to enforce coverage. During the first quarter, the matter was settled for $2,875,000, which the Company received on March 15, 2006 and which was recorded as a reduction to the RV Segment’s general and administrative expenses. There remains ongoing litigation against other parties to recover the balance over the retention.

During the first quarter, the Company also entered into a partial settlement of another insurance matter for $745,000, net of a contingency fee.  This amount was recorded as a reduction to the Company's general and administrative expenses.

Item 6. Exhibits

See Index to Exhibits incorporated by reference herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COACHMEN INDUSTRIES, INC.
(Registrant)

Date: May 5, 2006	By:	/s/ Claire C. Skinner
Claire C. Skinner, Chairman of the Board and
Chief Executive Officer

Date: May 5, 2006	By:	/s/ Richard M. Lavers
Richard M. Lavers, Executive Vice President,
General Counsel and Secretary, Chief Financial
Officer and Chief Administrative Officer

Date: May 5, 2006	By:	/s/ Colleen A. Zuhl
Colleen A. Zuhl, Chief Accounting Officer

Index

INDEX TO EXHIBITS

Number Assigned In Regulation S-K, Item 601	Description of Exhibit

(3)(a)(i)	Articles of Incorporation of the Company as amended on May 30, 1995 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

(3)(a)(ii)	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4.2 to the Company's Form S-3 Registration Statement, File No. 333-14579).

(3)(b)	By-Laws as modified through September 9, 2005 (incorporated by reference to the Company's Form 8-K filed September 15, 2005).

(10)(a)	Form of the 2006 Restricted Stock Award Agreement and listing of the maximum number of shares each Executive Officer may earn under the Agreements.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.