Form 10-Q
period 2006-06-30
COACHMEN INDUSTRIES INC
filed 2006-08-08
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of Common Stock, without par value, outstanding as of the close of business on July 31, 2006:  15,660,819

Index
 Coachmen Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)
	June 30,	December 31,
	2006	2005
Assets	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,791	$2,780
Trade receivables, less allowance for doubtful receivables 2006 - $999 and 2005 - $1,240	37,345	47,174
Other receivables	1,493	1,969
Refundable income taxes	9,410	10,284
Inventories	112,281	121,304
Prepaid expenses and other	3,370	3,992
Deferred income taxes	11,129	11,421
Total current assets	178,819	198,924
Property, plant and equipment, net	59,847	67,581
Notes receivable	7,208	2,493
Goodwill	16,865	17,383
Cash value of life insurance, net of loans	30,336	28,880
Deferred income taxes	2,913	4,279
Assets held for sale	2,449	291
Other	1,747	2,985
TOTAL ASSETS	$300,184	$322,816

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Short-term borrowings	$5,000	$12,276
Accounts payable, trade	30,882	31,658
Accrued income taxes	124	533
Accrued expenses and other liabilities	40,978	54,856
Floorplan notes payable	4,612	4,361
Current maturities of long-term debt	7,129	2,223
Total current liabilities	88,725	105,907
Long-term debt	5,979	12,913
Postretirement deferred compensation benefits	9,898	10,182
Other	-	11
Total liabilities	104,602	129,013

COMMITMENTS AND CONTINGENCIES (see Note 10)

SHAREHOLDERS' EQUITY
Common shares, without par value: authorized 60,000 shares; issued 2006 - 21,145 shares and 2005 - 21,134 shares	92,280	92,164
Additional paid-in capital	7,254	6,465
Unearned compensation	-	(142)
Accumulated other comprehensive income (loss)	18	(6)
Retained earnings	155,583	154,246
Treasury shares, at cost, 2006 - 5,484 shares and 2005 - 5,375 shares	(59,553)	(58,924)
Total shareholders' equity	195,582	193,803

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$300,184	$322,816

See Notes to Consolidated Financial Statements.

Index
Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net sales	$155,321	$190,031	$317,875	$382,280
Cost of sales	139,334	169,910	287,246	343,373
Gross profit	15,987	20,121	30,629	38,907
Operating expenses:
Delivery	7,917	8,458	16,146	16,580
Selling	5,247	7,818	10,426	15,112
General and administrative	5,327	7,994	8,177	12,777
Gain on sale of assets, net	(3,372)	(37)	(6,048)	(41)
	15,119	24,233	28,701	44,428
Operating income (loss)	868	(4,112)	1,928	(5,521)
Nonoperating (income) expense:
Interest expense	732	689	1,700	1,582
Investment income	(464)	(441)	(826)	(1,257)
Other income, net	(79)	(163)	(243)	(232)
	189	85	631	93
Income (loss) from continuing operations before income taxes	679	(4,197)	1,297	(5,614)
Income taxes (benefit)	199	(2,537)	413	(3,001)
Net income (loss) from continuing operations	480	(1,660)	884	(2,613)

Discontinued operations
Loss from operations of discontinued entities (net of taxes (benefits) of $(244), $132, $(419) and $(169), respectively)	(176)	190	(505)	(243)
Gain on sale of assets of discontinued entities (net of taxes of $1,510 in 2006)	-	-	2,835	-
Income (loss) from discontinued operations	(176)	190	2,330	(243)
Net income (loss)	$304	$(1,470)	$3,214	$(2,856)

Earnings (loss) per share - Basic
Continuing operations	$.03	$(.10)	$.06	$(.16)
Discontinued operations	(.01)	.01	.15	(.02)
Net earnings (loss) per share	.02	(.09)	.21	(.18)
Earnings (loss) per share - Diluted
Continuing operations	.03	(.10)	.06	(.16)
Discontinued operations	(.01)	.01	.15	(.02)
Net earnings (loss) per share	$.02	$(.09)	$.21	$(.18)

Number of common shares used in the computation of earnings (loss) per share:
Basic	15,625	15,546	15,611	15,540
Diluted	15,643	15,546	15,634	15,540

Cash dividends declared per common share	$.06	$.06	$.12	$.12

See Notes to Consolidated Financial Statements.

Index
Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)
	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,214	$(2,856)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,292	4,463
Provision for doubtful receivables, net of recoveries	107	418
Net realized and unrealized (gains) losses on marketable securities and derivatives	24	(369)
Gain on sale of properties and other assets, net	(10,393)	(49)
Increase in cash surrender value of life insurance policies	(122)	(385)
Deferred income tax provision (benefit)	1,658	(96)
Other	(18)	(263)
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Trade receivables	5,447	6,477
Inventories	(3,143)	(16,681)
Prepaid expenses and other	5	897
Accounts payable, trade	734	25,401
Income taxes - accrued and refundable	465	(6,620)
Accrued expenses and other liabilities	(8,393)	3,757
Net cash provided by (used in) operating activities	(7,123)	14,094

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	-	1,933
Proceeds from sale of properties and other assets	23,464	77
Investments in marketable securities	(1,334)	(2,119)
Purchases of property and equipment	(3,361)	(4,338)
Other	154	32
Net cash provided by (used in) investing activities	18,923	(4,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	7,070	232
Payments of short-term borrowings	(14,095)	(17,736)
Proceeds from long-term debt	255	224
Payments of long-term debt	(2,283)	(816)
Issuance of common shares under stock incentive plans	141	181
Cash dividends paid	(1,877)	(1,887)
Other	-	36
Net cash used in financing activities	(10,789)	(19,766)
Increase (decrease) in cash and cash equivalents	1,011	(10,087)
CASH AND CASH EQUIVALENTS:
Beginning of period	2,780	14,992
End of period	$3,791	$4,905

Supplemental disclosures of cash flow information:
Operating cash received during the period related to insurance settlement	$2,875	$2,213

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the Company as of June 30, 2006, and the results of its operations and cash flows for the interim periods presented. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.

Statement of Operations Classification

The Company calculates its gross profit as the difference between its net sales and the associated cost of sales. Cost of sales consists of direct product costs including inbound freight. The Company classifies the following operating expense categories separately on its statement of operations: delivery; selling; general and administrative; asset impairments and gains (losses) of sales of assets, net.

The Company’s gross profit may not be comparable to other entities whose shipping and handling expenses are presented as a component of cost of sales. Delivery expense was $7.9 million and $8.5 million for the three months ended June 30, 2006 and 2005, respectively, and $16.1 million and $16.6 million for the six months ended June 30, 2006 and 2005, respectively.

Reclassifications

Certain reclassifications have been made in the fiscal 2005 consolidated financial statements and related footnotes to conform to the presentation used in 2006.

2.    SEGMENT INFORMATION.

The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's two reportable segments are Recreational Vehicles and Housing and Building. The Company evaluates the performance of its segments based primarily on net sales and pre-tax income, and allocates resources to them based on performance. The Company allocates certain corporate expenses to these segments based on three dimensions: revenues, subsidiary structure and number of employees. In addition, the data excludes the results of the discontinued operations (see Note 9). Differences between reported segment amounts and corresponding consolidated totals represent corporate income or expenses for administrative functions and income, costs or expenses relating to property and equipment that are not allocated to segments.

The table below presents information about segments, used by the chief operating decision maker of the Company for the three and six-month periods ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales
Recreational vehicles	$111,110	$141,437	$230,964	$295,133
Housing and building	44,211	48,594	86,911	87,147

Consolidated total	$155,321	$190,031	$317,875	$382,280

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gross profit
Recreational vehicles	$5,083	$7,550	$10,062	$18,704
Housing and building	10,905	12,639	20,567	20,203
Other reconciling items	(1)	(68)	-	-

Consolidated total	$15,987	$20,121	$30,629	$38,907

Operating expenses
Recreational vehicles	$10,408	$13,597	$17,736	$26,450
Housing and building	8,414	10,835	17,968	21,540
Other reconciling items	(3,703)	(199)	(7,003)	(3,562)

Consolidated total	$15,119	$24,233	$28,701	$44,428

Operating income (loss)
Recreational vehicles	$(5,325)	$(6,047)	$(7,674)	$(7,746)
Housing and building	2,491	1,804	2,599	(1,337)
Other reconciling items	3,702	131	7,003	3,562

Consolidated total	$868	$(4,112)	$1,928	$(5,521)

Pre-tax income (loss) from continuing operations
Recreational vehicles	$(5,356)	$(6,198)	$(8,025)	$(8,061)
Housing and building	2,445	1,793	2,588	(1,238)
Other reconciling items	3,590	208	6,734	3,685

Consolidated total	$679	$(4,197)	$1,297	$(5,614)

	June 30,	December 31,
	2006	2005
Total Assets
Recreational vehicles	$150,786	$152,501
Housing and building	67,088	83,338
Other reconciling items	82,310	86,977

Total	$300,184	$322,816

Index

3.    INVENTORIES.

Inventories consist of the following (in thousands):
	June 30,	December 31,
	2006	2005
Raw materials
Recreational vehicles	$15,588	$19,770
Housing and building	7,816	13,643
Total	23,404	33,413

Work in process
Recreational vehicles	20,815	15,515
Housing and building	3,943	5,280
Total	24,758	20,795

Improved lots
Housing and building	267	261
Total	267	261

Finished goods
Recreational vehicles	51,195	48,935
Housing and building	12,657	17,900
Total	63,852	66,835

Total	$112,281	$121,304

4.    PROPERTY, PLANT AND EQUIPMENT.

Property, plant and equipment consist of the following (in thousands):

	June 30, 2006	December 31, 2005

Land and improvements	$11,702	$13,255
Buildings and improvements	62,094	68,007
Machinery and equipment	24,259	31,468
Transportation equipment	14,826	16,279
Office furniture and fixtures	17,670	19,080

Total	130,551	148,089
Less, accumulated depreciation	70,704	80,508

Property, plant and equipment, net	$59,847	$67,581

Index

5.    ACCRUED EXPENSES AND OTHER LIABILITIES.

Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2006	December 31, 2005

Wages, salaries, bonuses and commissions	$2,448	$3,156
Dealer incentives, including volume bonuses, dealer trips, interest reimbursement, co-op advertising and other rebates	5,886	4,284
Warranty	13,359	20,005
Insurance-products and general liability, workers compensation, group health and other	7,828	6,833
Customer deposits and unearned revenues	5,072	10,029
Litigation	1,245	3,740
Interest	551	1,980
Sales and property taxes	1,614	1,948
Other current liabilities	2,975	2,881

Total	$40,978	$54,856

Changes in the Company's warranty liability during the three and six-month periods ended June 30 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Balance of accrued warranty at beginning of period	$16,605	$10,316	$20,005	$10,140

Warranties issued during the period and changes in liability for pre-existing warranties	4,629	6,267	11,165	11,543

Cash settlements made during the period	(7,875)	(5,803)	(17,811)	(10,903)

Balance of accrued warranty at June 30	$13,359	$10,780	$13,359	$10,780

The increase in the warranty accrual for 2006 is primarily the result of specific reserves established in the later half of 2005 related to the recall of defective camping trailer lift systems and the repair of defective material used in laminated sidewalls of certain of the Company’s recreational vehicles.

6.    COMPREHENSIVE INCOME (LOSS).

The changes in the components of comprehensive income (loss) for the three and six-month periods ended June 30 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income (loss)	$304	$(1,470)	$3,214	$(2,856)
Unrealized losses on securities held for sale, net of taxes	-	(57)	-	(188)
Unrealized gains (losses) on cash flow hedges, net of taxes	6	(27)	24	32

Comprehensive income (loss)	$310	$(1,554)	$3,238	$(3,012)

Index

As of June 30, 2006 and 2005, the accumulated other comprehensive income, net of tax, relating to unrealized gains on securities available for sale was $0 for both periods, and relating to deferred gains (losses) on cash flow hedges was $18,000 and ($64,000), respectively.

7.    EARNINGS PER SHARE.

Basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and awards and shares held in deferred compensation plans. Basic and diluted earnings per share for the three and six-month periods ended June 30 were calculated using the average shares as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income (loss) available to common stockholders	$304	$(1,470)	$3,214	$(2,856)
Denominator:
Number of shares outstanding, end of period:
Weighted average number of common shares used in basic EPS	15,625	15,546	15,611	15,540
Effect of dilutive securities	18	-	23	-
Weighted average number of common shares used in dilutive EPS	15,643	15,546	15,634	15,540

For the three and six-month periods ended June 30, 2006, 80,375 and 66,200 shares of outstanding stock options, respectively, were not included in the computation of diluted earnings per share because their exercise price was greater than the average market prices for the respective periods, and their inclusion would have been antidilutive. As the Company reported a net loss for the three and six-month periods ended June 30, 2005, the dilutive effect of stock options and awards did not enter into the computation of diluted earnings per share because their inclusion would have been antidilutive.

8.   INCOME TAXES.

For the second quarter ended June 30, 2006, the effective tax rate was 29.3% and the year-to-date effective tax rate was 31.8% compared with a 2005 second quarter effective tax credit of 62.1% and a year-to-date tax credit of 52.6%. The Company’s effective tax rate fluctuates based upon estimated annual pre-tax income amounts, the states where sales occur, the estimated annual amount of export sales, nontaxable increases in cash value of life insurance contracts, other permanent tax differences, increases or decreases in tax reserves and recognized federal and state tax credits.

The effective tax rate for the 2006 second quarter and year-to-date was favorably impacted by the release of certain state tax reserves resulting from favorable outcomes of the Company’s participation in a number of state voluntary disclosure programs.

During the first quarter of 2006, the Company recorded a decrease in current deferred tax assets of $0.3 million and a decrease in long-term deferred tax assets of $1.4 million to recognize deferrals that will be utilized as a result of the sale of Miller Building Systems, Inc.

During the six-month period ended June 30, 2005, the Company completed a project to identify eligible research and development (“R&D”) expenditures for the purpose of filing amended Federal and Indiana income tax returns to claim tax credits for eligible R&D activities. During the quarter ended June 30, 2005, the Company recorded $1.5 million of tax refunds receivable, applicable to estimated refunds for prior years’ R&D tax credits, with a related credit to the 2005 income tax provision. The prior years’ R&D tax credits, recorded in 2005, increased the Company’s effective tax benefit rate by 38.5% for the quarter and 24.7% for the 2005 year-to-date. In addition, the Company expected that its effective tax rate for 2005 would be favorably impacted by 3.6% for estimated 2005 R&D tax credits and by 0.8% for additional tax deductions provided to manufacturers under the 2004 American Jobs Creation Act.

9.   RESTRUCTURING CHARGES AND DISCONTINUED OPERATIONS.

During 2005, the Company’s Board of Directors approved a comprehensive operational and cost structure realignment and restructuring plan (the Intensive Recovery Plan), which is intended to improve operating performance and ensure financial strength.

Index

When describing the impact of these restructuring plans, determinations of the fair value of long-lived assets were based upon comparable market values for similar assets.

On June 8, 2006, the Company completed the sale of its corporate aircraft for approximately $2.3 million, which resulted in a pre-tax gain of approximately $1.7 million. On June 30, 2006, the Company sold property located in Palm Shores, Florida for $2.5 million, which resulted in a pre-tax gain of approximately $1.2 million. During June 2006, the Company also sold two parcels of the former Georgie Boy Manufacturing complex for total proceeds of $0.7 million, which resulted in a pre-tax gain of approximately $0.4 million.

On March 31, 2006, the Company completed the sale of a property located in Grapevine, Texas for approximately $2.0 million, consisting of cash of $1.7 million and a note receivable of $0.3 million and resulting in a pre-tax gain of approximately $1.8 million. Also during the first quarter, the Company completed the sale of vacant farmland in Middlebury, Indiana for cash of approximately $1.0 million, resulting in a pre-tax gain of approximately $0.8 million.

During 2005, approximately 140 salaried positions were eliminated throughout the Company. Severance costs related to the eliminations were approximately $0.7 million, of which $0.5 million was paid by December 31, 2005 and $0.2 million has been paid during 2006.

Housing and Building Segment

The Company has ceased operations at the All American Homes operation in Springfield, Tennessee. The closure of the Tennessee location resulted in an asset impairment charge of approximately $1.1 million, which was recorded in the third quarter of 2005. On March 15, 2006, the Company entered into a definitive agreement for the sale of the Tennessee facilities for $5.3 million in cash. On May 11, 2006, the Company received notice of termination of the March 15, 2006 agreement for the sale of the Tennessee facility. On June 22, 2006, the Company entered into a new contract with a different buyer for the sale of the Tennessee facilities for $5.0 million. The sale of the Tennessee property is subject to certain customary conditions, and closing is anticipated to occur late in 2006. The property, plant and equipment of the Tennessee facility has been classified as held for sale in the accompanying balance sheet as of June 30, 2006.

On December 31, 2005, the Company sold all operating assets of the All American Homes Kansas division. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of the Kansas division for the quarter ended June 30, 2005 were $2.8 million, and the pre-tax income for the quarter ended June 30, 2005 was $43,000. Net sales of the Kansas division for the six-month period ended June 30, 2005 were $5.1 million and the pre-tax loss for the six-month period ended June 30, 2005 was $(0.1) million.

On March 31, 2006, the Company sold 100% of its interest in the capital stock of Miller Building Systems, Inc. for $11.5 million, consisting of cash of $9.0 and a $2.5 million secured note. The note is to be repaid over 5 years and bears interest at the 1 year LIBOR rate plus 2.75% per annum with quarterly interest payments beginning September 30, 2006. Principal payments of $125,000 per quarter commence on June 30, 2009 and continue through the maturity date of March 31, 2011. In addition, the Company accepted a $2.0 million contingent earn-out note, which will be paid to the Company if certain income metrics are achieved by the acquiring entity. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business in 2005 and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of Miller Building Systems, Inc. for the quarter ended June 30, 2005 were $11.8 million, and the pre-tax income for the quarter ended June 30, 2005 was $0.1 million. Net sales of Miller Building Systems, Inc. for the six-month period ended June 30, 2005 were $18.8 million and the pre-tax loss for the six-month period ended June 30, 2005 was $(0.6) million. In connection with the sale of Miller Building Systems, $1.7 million of industrial revenue bonds were paid off as of March 31, 2006. During April 2006, the Company terminated the $1.5 million and $235,000 interest rate swaps that had been associated with these revenue bonds.

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

Index

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

Recreational Vehicle Segment

On January 13, 2006, the Company sold all operating assets of Prodesign, LLC. The total sales price was $8.2 million, of which the Company received $5.7 million in cash, a $2.0 million promissory note and $0.5 million to be held in escrow to cover potential warranty claims and uncollectible accounts receivable, as defined in the sale agreement. The promissory note is to be repaid over a period of 10 years, using an amortization period of 15 years, and bears interest at 6% per annum with interest only payments being required in the first three years. Any funds remaining in the escrow account after a period of 13 months will revert to the Company. In accordance with Statement of Financial Accounting Standard No. 144, Prodesign qualified as a separate component of the Company’s business and as a result, the operating results of Prodesign have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. In conjunction with the classification of Prodesign as a discontinued operation, management allocated goodwill of $0.3 million to the discontinued operations from the Recreational Vehicle Segment goodwill based on the relative fair value of the discontinued operations to the Recreational Vehicle Segment. The $0.3 million of allocated goodwill has been included in the calculation of the final gain on sale of assets in the first quarter of 2006. Net sales of Prodesign for the quarter ended June 30, 2005 were $4.3 million and the pre-tax income for the quarter ended June 30, 2005 was $0.1 million. Net sales of Prodesign for the six-month period ended June 30, 2005 were $7.9 million and the pre-tax income for the six-month period ended June 30, 2005 was $0.3 million.

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

Index

10.  COMMITMENTS AND CONTINGENCIES.

Obligation to Purchase Consigned Inventories

The Company obtains vehicle chassis for its recreational vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until assigned to a unit in the production process. At that point, the Company is obligated to purchase the chassis and it is recorded as inventory. At June 30, 2006 and December 31, 2005 chassis inventory, accounted for as consigned inventory, approximated $17.6 million and $26.8 million, respectively.

Repurchase Agreements

The Company was contingently liable at June 30, 2006 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. Products repurchased from dealers under these agreements are accounted for as a reduction in revenue at the time of repurchase. Although the estimated contingent liability approximates $218 million at June 30, 2006 ($262 million at December 31, 2005), the risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. Based on losses previously experienced under these obligations, the Company has established a reserve for estimated losses under repurchase agreements. At June 30, 2006 and December 31, 2005, $0.5 million and $0.4 million, respectively, were recorded as an accrual for estimated losses under repurchase agreements.

The Company was also contingently liable at June 30, 2006 to a financial institution on repurchase agreements in connection with financing provided by the institution to certain of the Company's independent home builders in connection with their purchase of the Company's housing products. This agreement provides for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a builder's default. Products repurchased from builders under this agreement are accounted for as a reduction in revenue at the time of repurchase. Although the estimated contingent liability approximates $19.6 million at June 30, 2006 ($15.9 million at December 31, 2005), the risk of loss resulting from these agreements is spread over the Company's numerous builders and is further reduced by the resale value of the products repurchased. The Company has evaluated the potential for losses under this agreement and has recorded an accrual of $0.3 million June 30, 2006 and December 31, 2005 for estimated losses under the repurchase agreement.

Corporate Guarantees

The Company was contingently liable under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $8.6 million at June 30, 2006 and $6.2 million at December 31, 2005. The Company has an agreement with a financial institution to form a private-label financing program to provide wholesale inventory financing to the Company's dealers in the Recreational Vehicle Segment. The agreement provides for a preferred program that provides financing that is subject to the standard repurchase agreement described above. In addition, the agreement provides for a reserve pool whereby the financial institution makes available an aggregate line of credit not to exceed $40 million that will provide financing for dealers that may not otherwise qualify for credit approval under the preferred program. No dealer being provided financing from the reserve pool can receive an aggregate line of credit exceeding $5 million. In addition to the standard repurchase agreement described above, for 2006 the Company will be contingently liable to the financial institutions up to a maximum of $2.3 million of aggregate losses, as defined by the agreement, incurred by the financial institutions on designated dealers with higher credit risks that are accepted into the reserve pool financing program. After 2006, the Company will be liable up to a maximum of $2 million of aggregate losses. The Company has recorded a loss reserve of $0.1 million at June 30, 2006 and December 31, 2005 associated with these guarantees.

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

In addition, the Company is liable under a guarantee to a financial institution for model home financing provided to certain independent builders doing business with the Company's Housing and Building Segment. The amount outstanding under this agreement at June 30, 2006 is $0.4 million ($0.6 million at December 31, 2005). Any losses incurred under this guarantee would be offset by the proceeds from the resale of the model home and losses are limited to 20% of the original contract price, and cannot exceed a total of $2.0 million. As of June 30, 2006, no losses have been incurred by the Company under the model home financing program.

Index

Litigation

During the second quarter of 2004, the Company entered into an agreement to provide financing of up to $4.9 million to a developer for the construction of a hotel for which the Company was to provide modular units. The construction loan may be converted to a term loan for a period of two years, subject to the terms and conditions of the agreement. The loans are collateralized by a first priority interest in all tangible and intangible property of the borrower. As of June 30, 2006, the Company provided $2.3 million in financing to the developer under these arrangements. The developer is now unable to obtain a building permit, so the Company is pursuing its legal remedies through litigation to recoup the financing extended to date. No additional funding will be provided.

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

On March 21, 2005, the Company entered into a settlement agreement with The Coleman Company, Inc. to resolve the licensing agreement suit. Pursuant to the settlement agreement, the Company has received $4,425,000 from The Coleman Company, Inc. in exchange for releasing all claims in the suit. The settlement of $4,425,000 was paid in two installments of $2,212,500, one of which was received by the Company on March 23, 2005 and the second of which was received on April 20, 2005, plus interest. In addition, the agreement provides for the potential of an additional payment of $500,000 if certain provisions of the agreement are breached. The settlement of $4,425,000 was recorded in the first quarter of 2005 as a reduction of $1,721,000 to cost of sales and a reduction of $461,000 to operating expenses at the RV Segment plus a reduction of $2,243,000 to the Company’s general and administrative expenses.

During 2005, the Company settled a personal injury suit for $5,000,000, $1,000,000 of which was paid by the Company’s primary insurance carrier. The Company’s self-insured retention is $250,000. During 2005, the Company paid $1,500,000 in addition to the amount paid by its primary carrier and recorded an other current liability of $2,500,000 to recognize the remaining amount to be paid on the settlement and the $250,000 retention. During June 2006, the remaining liability of $2,500,000 was paid. Since the excess carrier initially denied coverage, the Company filed suit against the excess carrier to enforce coverage. During the first quarter of 2006, the matter was settled for $2,875,000, which the Company received on March 15, 2006 and was recorded as a reduction to the RV Segment’s general and administrative expenses. There remains ongoing litigation against other parties to recover the balance over the retention.

During the first quarter of 2006, the Company also entered into a partial settlement of another insurance matter for $745,000, net of a contingency fee.  This amount was recorded as a reduction to the Company's general and administrative expenses in the first quarter. The settlement was received during the second quarter of 2006.

The Company is currently in arbitration with a housing customer over damages resulting from a construction project. The arbitrator’s decision is anticipated to be received late in the third quarter of 2006. As of June 30, 2006, the Company has accrued an amount for which management believes the arbitration will be settled, however, there is a potential for exposure in excess of the amount accrued.

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

Index

11.  STOCK-BASED COMPENSATION.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three or six-month periods ended June 30, 2005, as all options granted under the stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method and accordingly, the Company has not restated the consolidated results of income from prior interim periods and fiscal years. Under SFAS 123R, the Company is required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense over the period that the awards are expected to vest. Restricted stock and stock options issued under the Company’s equity plans, as well as, stock purchases under the employee stock purchase plan are subject to the provisions of SFAS 123R. Since the adoption of SFAS 123R, there have been no modifications to outstanding stock-based awards.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Excess tax benefits for the three and six-month periods ended June 30, 2006 were not significant.

Stock options generally vest over a four-year service period. The Company has not granted any stock option awards since 2003. The remaining unvested stock options, net of forfeitures, at January 1, 2006 were not significant. Compensation expense related to the Company's Employee Stock Purchase Plan was not significant for the three or six-month periods ended June 30, 2006.

On March 31, 2006, the Company granted Restricted Stock Awards to certain key employees as a means of retaining and rewarding them for performance and to increase their ownership in the Company. The awards are governed by the Company’s 2000 Omnibus Stock Plan. Participants will earn the restricted shares awarded to them based on attainment of certain performance goals for the calendar year 2006. If the Company meets 50%, 75% or 100% of the performance goal established, the participants will earn the corresponding percentage of their restricted shares. To the extent the Company meets the performance goals for the year, and the participant remains employed by the Company during the vesting period, the earned restricted shares will vest and be delivered to the Participants over a three-year vesting period: one-third on January 1, 2007, one-third on January 1, 2008 and one-third on January 1, 2009. Compensation expense is recognized on a straight-line basis over the requisite service period as the awards contingently vest over the performance and service periods. A total of 110,000 shares, assuming 100% of the performance goal is achieved, were granted with a weighted average grant-date fair value of $11.05 per share. At June 30, 2006, the Company determined that it was not yet probable that 50% of the performance goal would be achieved; therefore, no compensation expense has been recorded related to this plan for the three or six-month periods ended June 30, 2006. Either due to termination of employment or as a condition to receiving the 2006 Restricted Stock Awards, the participants forfeited all rights to the 99,600 shares and 75,600 shares awarded in 2004 and 2005, respectively, under the Performance Based Restricted Stock Plan. Shares awarded under this plan in 2003 were forfeited as of December 31, 2005 due to failure to meet the performance goals.

During the first quarter of 2005, the Company had determined that it was probable that the performance requirements of the 2003 Performance Based Restricted Stock Plan would not be achieved and as a result, reversed the expenses that had been recorded related to this plan. For the three months ended June 30, 2005, the Company amortized $48,000 to compensation expense related to the 2004 and 2005 Plans. For the six months ended June 30, 2005, the Company reduced compensation expense, which is a component of general and administrative expenses, by $710,000 related to these programs.

Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) as permitted by SFAS 123, Accounting for Stock-Based Compensation, and SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under the intrinsic method, the difference between the market price on the date of grant and the exercise price is charged to the results of operations over the vesting period on a straight-line method. Accordingly, the Company was not required to recognize compensation cost for stock options issued to employees or shares issued under the employee stock purchase plan. Prior to the adoption of SFAS 123R, the Company recognized compensation cost only for restricted stock.

Index

For the three and six-month periods ended June 30, 2005, had the Company accounted for all employee stock-based compensation based on the estimated grant date fair values, as defined by SFAS 123, the Company’s net income and net income per share would have been adjusted to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net Loss, as reported	$(1,470)	$(2.856)
Add: stock-based compensation expense under variable plan included in reporting net income, net of taxes	(23)	(512)
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(1)	290
Pro forma net loss	$(1,494)	$(3,078)

Loss per share:
Basic - as reported	$(.09)	$(.18)
Basic - pro forma	$(.10)	$(.20)

Diluted - as reported	$(.09)	$(.18)
Diluted - pro forma	$(.10)	$(.20)

12.  NEW ACCOUNTING PRONOUNCEMENTS.

In July 2006, the Financial Accounting Standards Boards (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has not yet determined the impact this interpretation will have on the financial statements.

13.  SUBSEQUENT EVENTS.

On August 2, 2006, the Company executed a $55 million, five-year, secured Revolving Credit Facility with LaSalle Business Credit, LLC. This new five-year facility replaces the previous $35 million facility that was due to expire on August, 31, 2006. Under the new facility, available borrowings will be based on 85% of eligible accounts receivable plus the lesser of 60% of eligible inventory or 85% liquidation value of inventory, 70% of appraised value of mortgaged real estate and 80% liquidation value of equipment. The new agreement, which expires July 31, 2011, also has an accordion feature enabling the credit facility to be increased by an additional $25 million, subject to customary conditions. Outstanding borrowings under the new agreement will bear interest at rates based on the prime or LIBOR rates as outlined in the agreement. The new credit facility is secured by certain assets of the Company, including cash, trade accounts and other receivables, inventory, fixed assets and notes receivable, which total approximately $270 million. Financial covenant ratios are required to be calculated only in the event a Funds Control Event occurs, as defined in the agreement.

On August 2, 2006, the Company paid off the remaining $6.1 million of a term loan that had been a component of the prior credit facility. This term loan was classified as a component of current maturities of long-term debt as of June 30, 2006. On August 2, 2006, the Company utilized the new revolving credit facility to provide $9.3 million of cash collateral to support a number of outstanding letters of credit issued from the prior credit facility until they can be replaced under the new facility.

Index

Coachmen Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors, which have affected the Company’s financial condition, results of operations and cash flows during the periods included in the accompanying consolidated financial statements.

A summary of the changes in the principal items included in the consolidated statements of operations is shown below (dollar amounts in thousands).

	Comparison of
	Three Months		Six Months
	Ended June 30, 2006 and 2005
	Increases (Decreases)
	Amount	Percentage	Amount	Percentage

Net sales	$(34,710)	(18.3)%	$(64,405)	(16.8)%

Cost of sales	(30,576)	(18.0)	(56,127)	(16.3)

Delivery expenses	(541)	(6.4)	(434)	(2.6)

Selling expenses	(2,571)	(32.9)	(4,686)	(31.0)

General and administrative expenses	(2,667)	(33.4)	(4,600)	(36.0)

Gain on sale of assets, net	3,335	n/m	6,007	n/m

Interest expense	43	6.2	118	7.5

Investment income	23	5.2	(431)	(34.3)

Other income, net	(84)	(51.5)	11	4.7

Income (loss) from continuing operations before income taxes	4,876	116.2	6,911	123.1

Income taxes	2,736	107.8	3,414	113.8

Net income (loss) from continuing operations	2,140	128.9	3,497	133.8

Income (loss) from operations of discontinued operations, net of taxes	(366)	(192.6)	2,573	n/m

Net income (loss)	1,774	120.7	6,070	212.5

  n/m - not meaningful

Index

The following table presents certain key items impacting the results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Gain on sale of assets, net	$3,372	$37	$6,048	$41
Legal settlements	-	-	3,620	4,425

NET SALES

Consolidated net sales from continuing operations for the quarter ended June 30, 2006 were $155.3 million, a decrease of $34.7 million, or 18.3%, from the $190.0 million reported for the corresponding quarter last year. Net sales for the six months ended June 30, 2006 were $317.9 million, representing a decrease of $64.4 million, or 16.8%, reported for the same period in 2005. The Company’s Recreational Vehicles Segment experienced a net sales decrease of 21.4% for the quarter and a decrease of 21.7% for the six-month period. The net sales decline in the RV Segment was primarily due to the continued industry-wide weakness in the Class A motorhome market, together with a more challenging model change process than the previous year. Sales were also negatively affected by lingering market effects of the warranty matters stemming from sidewalls of most product types and camping trailer lift system issues encountered in 2005.

RV Segment wholesale unit shipments of all product types decreased by 23.2% to 3,894 units for the quarter and decreased by 11.7% to 8,702 units for the six-month period. For the quarter, shipments of motorized products fell 21.9% to 1,122 units, while shipments of non-motorized products decreased by 23.7% to 2,772 units. For the six-month period, shipments of motorized products fell 27.8% to 2,212 units, while shipments of non-motorized products decreased by 4.5% to 6,490 units. Backlogs in units fell 65.2% to 726 from 2,089 at the end of the second quarter of 2005, which largely reflected orders received during the dealer meetings in June 2005. The decline in backlogs was primarily due to model change and the timing of the Georgie Boy and Coachmen RV annual dealer meetings, which occurred in June last year but were rescheduled to July this year. This shift pushed orders for 2007 product into the third quarter.

The Company’s Housing and Building Segment experienced a net sales decrease for the quarter ended June 30, 2006 of 9.0%, from $48.6 million during the second quarter of 2005 to $44.2 million for the second quarter of 2006. Net sales for the six months ended June 30, 2006 were $86.9 million, representing a decrease of $0.2 million from the $87.1 reported for the same period in 2005. Wholesale unit shipments of residential units were down 14.7% for the quarter and 9.5% for the six-month period ended June 30, 2006. Despite the decline in unit shipments for the three-month period, the decline in the Segment’s revenues for the period was mitigated by a 9.9% increase in average revenues per unit due to a shift in product mix. Backlog for the Housing and Building Segment as of June 30, 2006 decreased 10.8% to $40.5 million, compared with $45.4 million at June 30, 2005.

In order to supplement the Company’s single-family residential housing business, the Housing and Building Segment continues to pursue opportunities for larger projects in multi-family residential and commercial markets. In the first quarter, the Company’s All American Building Systems (AABS) commercial business branch completed a number of projects, including a $1.2 million condominium project in the Florida Keys and the $4.5 million military housing project at Fort Bliss in Texas.

The prospects of the Company’s All American Building Systems (AABS) special projects branch continued to brighten, but it did not contribute to earnings in the second quarter due to unexpectedly long incubation periods for new projects. However, a number of bids involving large military construction projects are in the final stages of review and management anticipates being awarded several of these new projects which may have a significant positive impact on operating results beginning in the fourth quarter and into 2007. At the same time, based on the success of its previously completed projects, All American Homes has received significant interest from developers of larger multi-family residential and dormitory projects. Another sizable opportunity for the Housing and Building Group involves the reconstruction of the Gulf Coast regions damaged by the hurricanes last fall. As the infrastructure, including basic utilities, vital services and transportation networks are restored, the Company expects to receive contracts for its modular homes and multi-family structures which offer better costs, structural integrity and timeliness of completion than other alternatives.

COST OF SALES

Cost of sales decreased 18.0%, or $30.6 million, for the three months ended June 30, 2006. For the six-month period, cost of sales decreased $56.1 million or 16.3%. As a percentage of net sales, cost of sales was 89.7% and 89.4% for the three-month periods ended June 30, 2006 and 2005, respectively, and 90.4% and 89.8% for the six-month periods ended June 30, 2006 and 2005, respectively. The change in the dollar amount of cost of sales in the current quarter and six-month periods is attributable to the decrease in sales dollars offset by higher insurance, utility, contract labor and higher quality control costs. In addition, reductions in the production levels caused lower overhead absorption and labor inefficiencies in 2006.

Index

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include delivery, selling, general and administrative expenses, were 11.9% and 12.8% for the three months ended June 30, 2006 and 2005, respectively. For the six-month period, operating expenses were 10.9% and 11.6% for 2006 and 2005, respectively. As a percentage of sales, delivery expenses increased by 0.6 and 0.8 percentage points for the three and six-month periods ended June 30, 2006 as compared to the prior year three and six-month periods. In dollars, delivery expense declined $0.5 million and $0.4 million for the three and six-month periods ended June 30, 2006 as compared to the prior year periods. The increase in delivery expense as a percent of net sales during the quarter and six-month periods was a result of the significant decline in net sales as compared to the minor decline in delivery expense dollars. Decreases in crane rental and freight costs, as a result of the lower sales volume, were partially offset by higher fuel costs.

Selling expenses were 3.4% of net sales for the 2006 quarter compared to 4.1% of net sales for the three-month period ended June 30, 2005. For the six-month periods, selling expenses were 3.3% of net sales for 2006 compared to 4.0% of net sales for 2005. The decrease in selling expense as a percentage of net sales during the quarter and six-month periods is related to decreased payroll expenses, due to the reduction in force which occurred in 2005, as well as, due to decreased expenses related to product shows, literature, dealer earned volume bonuses and other promotional expenses. In addition, during 2005, the RV seminar was held in the second quarter whereas the 2006 seminar was held in the third quarter: therefore, the 2006 expenses related to the seminar will be recorded in the third quarter.

General and administrative expenses were 3.4% of net sales for the quarter compared to 4.2% for the 2005 corresponding quarter. General and administrative expenses were 2.6% of net sales for the six-month period ended June 30, 2006 compared to 3.3% for the 2005 corresponding period.  The decrease in expenses for the six-month period was primarily the result of two legal settlements received during the first quarter which totaled $3.6 million, but that were partially offset by other legal fees. In addition, payroll costs decreased during the three and six-month periods of 2006 as compared to the comparable periods of 2005 due to the reduction of force that occurred in 2005. Employee relocation and bad debt expense also decreased during the three and six-month periods of 2006 as compared to the comparable periods of 2005.

GAIN ON THE SALE OF ASSETS, NET

For the three months ended June 30, 2006, the gain on the sale of assets was $3.4 million. For the six months ended June 30, 2006, the gain on the sale of assets was $6.0 million. On June 8, 2006, the Company completed the sale of its Cessna Jet for approximately $2.3 million, which resulted in a pre-tax gain of approximately $1.7 million. On June 30, 2006, the Company sold property located in Palm Shores, Florida for $2.5 million, which resulted in a pre-tax gain of approximately $1.2 million. During June 2006, the Company also sold two parcels of the former Georgie Boy Manufacturing complex for total proceeds of $0.7 million, which resulted in a pre-tax gain of approximately $0.4 million.  On March 31, 2006 the Company completed the sale of a property located in Grapevine, Texas for $2.0 million, which resulted in a gain of $1.8 million. Also during the first quarter, the Company completed the sale of vacant farmland in Middlebury, Indiana for $1.0 million, which resulted in a gain of $0.8 million. There were no significant gains or losses from property transactions for the three or six-month periods ended June 30, 2005.

INTEREST EXPENSE

Interest expense was $0.7 million for both the three-month periods ended June 30, 2006 and 2005. Interest expense was $1.7 million and $1.6 million for the six-month periods ended June 30, 2006 and 2005, respectively. Although borrowings have been lower during 2006 than 2005, higher applicable interest rates negated the impact on interest expense of the lower borrowing levels.

INVESTMENT INCOME

There was a net investment income of $0.5 million for the quarter ended June 30, 2006 compared to $0.4 in the same quarter of 2005. Net investment income for the six-month period ended June 30, 2006 was $0.8 million compared to $1.3 million in the same period of 2005. Investment income is principally attributable to earnings of the life insurance policies held and in 2005 also included realized gains on the sale of preferred stock.

OTHER INCOME, NET

Other income, net, represents income of $0.1 million for the second quarter of 2006 and income of $0.2 million for the same quarter of the previous year. For the six-month period, other income, net, for both 2006 and 2005 was $0.2 million. No items of significance caused the variances between the comparable three and six-month periods.

Index

INCOME TAXES

For the second quarter ended June 30, 2006, the effective tax rate was 29.3% and the year-to-date effective tax rate was 31.8% compared with a 2005 second quarter effective tax credit of 62.1% and a year-to-date tax credit of 52.6%. The Company’s effective tax rate fluctuates based upon estimated annual pre-tax income amounts, the states where sales occur, the estimated annual amount of export sales, nontaxable increases in cash value of life insurance contracts, other permanent tax differences, increases or decreases in tax reserves and recognized federal and state tax credits.

The effective tax rate for the 2006 second quarter and year-to-date was favorably impacted by the release of certain state tax reserves resulting from favorable outcomes of the Company’s participation in a number of state voluntary disclosure programs.

During the first quarter of 2006, the Company recorded a decrease in current deferred tax assets of $0.3 million and a decrease in long-term deferred tax assets of $1.4 million to recognize deferrals that will be utilized as a result of the sale of Miller Building Systems, Inc.

During the six-month period ended June 30, 2005, the Company completed a project to identify eligible research and development (“R&D”) expenditures for the purpose of filing amended Federal and Indiana income tax returns to claim tax credits for eligible R&D activities. During the quarter ended June 30, 2005, the Company recorded $1.5 million of tax refunds receivable, applicable to estimated refunds for prior years’ R&D tax credits, with a related credit to the 2005 income tax provision. The prior years’ R&D tax credits, recorded in 2005, increased the Company’s effective tax benefit rate by 38.5% for the quarter and 24.7% for the 2005 year-to-date. In addition, the Company expected that its effective tax rate for 2005 would be favorably impacted by 3.6% for estimated 2005 R&D tax credits and by 0.8% for additional tax deductions provided to manufacturers under the 2004 American Jobs Creation Act.

DISCONTINUED OPERATIONS

On January 13, 2006, the Company sold all operating assets of Prodesign, LLC. The total sales price was $8.2 million, of which the Company received $5.7 million in cash, a $2.0 million promissory note and $0.5 million to be held in escrow to cover potential warranty claims and uncollectible accounts receivable, as defined in the sale agreement. The promissory note is to be repaid over a period of 10 years, using an amortization period of 15 years, and bears interest at 6% per annum with interest only payments being required in the first three years. Any funds remaining in the escrow account after a period of 13 months will revert to the Company. In accordance with Statement of Financial Accounting Standard No. 144, Prodesign qualified as a separate component of the Company’s business and as a result, the operating results of Prodesign have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. In conjunction with the classification of Prodesign as a discontinued operation, management allocated goodwill of $0.3 million to the discontinued operations from the Recreational Vehicle Segment goodwill based on the relative fair value of the discontinued operations to the Recreational Vehicle Segment. The $0.3 million of allocated goodwill has been included in the calculation of the final gain on sale of assets in the first quarter of 2006. Net sales of Prodesign for the quarter ended June 30, 2005, were $4.3 million and the pre-tax income for the quarter ended June 30, 2005, was $0.1 million. Net sales of Prodesign for the six-month period ended June 30, 2005, were $7.9 million and the pre-tax income for the six-month period ended June 30, 2005, was $0.3 million.

On March 31, 2006, the Company sold 100% of its interest in the capital stock of Miller Building Systems, Inc. for $11.5 million, consisting of cash of $9.0 and a $2.5 million secured note. The note is to be repaid over 5 years and bears interest at the 1 year LIBOR rate plus 2.75% per annum with quarterly interest payments beginning September 30, 2006. Principal payments of $125,000 per quarter commence on June 30, 2009 and continue through the maturity date of March 31, 2011. In addition, the Company accepted a $2.0 million contingent earn-out note, which will be paid to the Company if certain income metrics are achieved by the acquiring entity. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business in 2005 and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of Miller Building Systems, Inc. for the quarter ended June 30, 2005 were $11.8 million, and the pre-tax income for the quarter ended June 30, 2005, was $0.1 million. Net sales of Miller Building Systems, Inc. for the six-month period ended June 30, 2005, were $18.8 million and the pre-tax loss for the six-month period ended June 30, 2005, was $(0.6) million. In connection with the sale of Miller Building Systems, $1.7 million of industrial revenue bonds were paid off as of March 31, 2006. During April 2006, the Company terminated the $1.5 million and $235,000, interest rate swaps that had been associated with these revenue bonds.

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

On December 31, 2005, the Company sold all operating assets of the All American Homes Kansas division. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of the Kansas division for the quarter ended June 30, 2005, were $2.8 million, and the pre-tax income for the quarter ended June 30, 2005 was $43,000. Net sales of the Kansas division for the six-month period ended June 30, 2005, were $5.1 million and the pre-tax loss for the six-month period ended June 30, 2005, was $(0.1) million.

NET INCOME (LOSS)

Net income from continuing operations for the quarter ended June 30, 2006 was $0.5 million (earnings of $0.03 per diluted share) compared to a net loss from continuing operations for the quarter ended June 30, 2005 of $1.7 million (a loss of $0.10 per diluted shared). Net income from continuing operations for the six-month period ended June 30, 2006 was $0.9 million (earnings of $0.06 per diluted share) compared to a net loss from continuing operations for the six-month period ended June 30, 2005 of $2.6 million (a loss of $0.16 per diluted share).

Net income for the quarter ended June 30, 2006 was $0.3 million (earnings of $0.02 per diluted share) compared to a net loss of $1.5 million (a loss of $0.09 per diluted share) for 2005. Net income for the six-month period ended June 30, 2006 was $3.2 million (earnings of $0.21 per diluted share) compared to a net loss of $2.9 million (a loss of $0.18 per diluted share) for 2005.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company generally relies on funds from operations as its primary source of liquidity.

In addition, the Company maintains a $35 million, unsecured revolving credit facility, which is due to expire on August 31, 2006, to meet its seasonal working capital needs. At June 30, 2006, there were short-term borrowings of $5.0 million outstanding against the existing bank line of credit. The Company was in compliance with all debt covenant requirements under the revolving credit agreement, as amended, at June 30, 2006. At December 31, 2005, there were short-term borrowings of $12.3 million outstanding. As of June 30, 2006 and December 31, 2005, $15 million had been borrowed against the cash surrender value of Company-owned life insurance contracts.

On August 2, 2006, the Company executed a $55 million, five-year, secured Revolving Credit Facility with LaSalle Business Credit, LLC. This new five-year facility replaces the previous $35 million facility that was due to expire on August, 31, 2006. Under the new facility, available borrowings will be based on 85% of eligible accounts receivable plus the lesser of 60% of eligible inventory or 85% liquidation value of inventory, 70% of appraised value of mortgaged real estate and 80% liquidation value of equipment. The new agreement, which expires July 31, 2011, also has an accordion feature enabling the credit facility to be increased by an additional $25 million, subject to customary conditions. Outstanding borrowings under the new agreement will bear interest at rates based on the prime or LIBOR rates as outlined in the agreement. The new credit facility is secured by certain assets of the Company, including cash, trade accounts and other receivables, inventory, fixed assets and notes receivable, which total approximately $270 million. Financial covenant ratios are required to be calculated only in the event a Funds Control Event occurs, as defined in the agreement.

On August 2, 2006, the Company paid off the remaining $6.1 million of a term loan that had been a component of the prior credit facility. This term loan was classified as a component of current maturities of long-term debt as of June 30, 2006. On August 2, 2006, the Company utilized the new revolving credit facility to provide $9.3 million of cash collateral to support a number of outstanding letters of credit issued from the prior credit facility until they can be replaced under the new facility.

Index

At June 30, 2006, working capital, defined as current assets less current liabilities, decreased to $90.1 million from $93.0 million at December 31, 2005. The $20.1 million decrease in current assets at June 30, 2006 versus December 31, 2005 was primarily due to the sale of Miller Building Systems, Inc. and Prodesign, LLC, as well as a decrease in accounts receivable and a partially offsetting increase in inventories, at the remaining subsidiaries. Likewise, the $17.2 million decrease in current liabilities at June 30, 2006 versus December 31, 2005 was also due to the sale of Miller Building Systems and a decrease in the warranty accrual, offset by an increase in current maturities in long-term debt.

Management believes that the Company’s existing cash and cash equivalents as of June 30, 2006, together with its available revolving credit facility under the August 2006 facility and cash expected to be generated from future operations, will be sufficient to fund future planned capital expenditures and other operating cash requirements for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company's estimates. However, actual results may differ from these estimates under different assumptions or conditions. A summary of the Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company’s 10-K report for the year ended December 31, 2005. During the first six months of fiscal 2006, there was no material change in the accounting policies and assumptions previously disclosed.

Statement of Operations Classification

The Company calculates its gross profit as the difference between its net sales and the associated cost of sales. Cost of sales consists of direct product costs including inbound freight. The Company classifies the following operating expense categories separately on its statement of operations: delivery; selling; general and administrative; asset impairments and gains (losses) of sales of assets, net.

The Company’s gross profit may not be comparable to other entities whose shipping and handling expenses are presented as a component of cost of sales. Delivery expense was $7.9 million and $8.5 million for the three months ended June 30, 2006 and 2005, respectively, and $16.1 million and $16.6 million for the six months ended June 30, 2006 and 2005, respectively.

FORWARD-LOOKING STATEMENTS

This Form 10-Q Report contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management’s expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks and uncertainties, and are dependent on various factors, many of which are outside the control of the Company. These uncertainties and other factors include, but are not limited to:

•	the potential fluctuations in the Company's operating results;
•	the availability for floorplan financing for the Company's recreational vehicle dealers and corresponding availability of cash to the Company;
•	uncertainties regarding the impact on sales of the disclosed restructuring steps in both the Recreational Vehicle and Housing and Building Segments;
•	the ability to sell and close the operations for sale as described;
•	the accuracy of the estimates of the costs to remedy the disclosed recreational vehicle warranty issues;
•	price volatility of materials used in production and the ability to pass on rapidly increasing costs of product components and raw materials to end buyers;
•	uncertainties and timing with respect to sales resulting from recovery efforts in the Gulf Coast;
•	the availability and price of gasoline and diesel fuel, which can impact the sale of recreational vehicles;
•	the Company's dependence on chassis and other suppliers;
•	interest rates, which affect the affordability of the Company's products;
•	the availability and cost of real estate for residential housing;

Index

•	the increased size and scope of work of commercial and military housing projects as compared to the Company's traditional single-family homes business;
•	the ability of the Housing and Building Segment to perform in new market segments where it has limited experience;
•	adverse weather conditions affecting home deliveries;
•	potential liabilities under repurchase agreements and guarantees;
•	changing government regulations, such as those covering accounting standards;
•	environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability;
•	legislation governing the relationships of the Company with its recreational vehicle dealers, which may affect the Company’s options and liabilities in the event of a general economic downturn;
•	consolidation of distribution channels in the recreational vehicle industry;
•	the impact of consumer confidence and economic uncertainty on high-cost discretionary product purchases, which can hinder the sales of recreational vehicles;
•	and also on the state of the recreational vehicle and housing industries in the United States.

Other factors affecting forward-looking statements include:

•	changes in property taxes and energy costs;
•	changes in federal income tax laws and federal mortgage financing programs;
•	competition in the industries in which the Company operates;
•	consumer confidence;
•	oil supplies;
•	the Company’s ability to increase gross margins which are critical to profitability whether there are or are not increased sales;
•	the Company’s use of incentives at either the wholesale or retail level;
•	further developments in the war on terrorism and related international crises;
•	uncertainties of matters in litigation and other risks and uncertainties.

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

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. During the first six months of 2006, the Company has utilized its revolving credit facility to meet short-term working capital needs. The Company had $5.0 million outstanding against the revolving credit facility on June 30, 2006.

In January of 2003, the Company entered into various interest rate swap agreements that became effective beginning in October of 2003. These swap agreements, which are designated as cash flow hedges for accounting purposes, effectively convert a portion of the Company's variable-rate borrowings to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. The fair value of the Company's interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. A cumulative gain of $6,000, net of taxes, attributable to changes in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive income (loss) during the second quarter of 2006. Total accumulated gain on the swap agreements for the six-month period ended June 30, 2006 was $24,000. If in the future the interest rate swap agreements were determined to be ineffective or were terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive income (loss). At June 30, 2006, the Company had two remaining interest rate swap agreements with notional amounts of $3.2 million, and $1.6 million, respectively that were used to convert the variable interest rates on certain industrial development revenue bonds to fixed rates. In accordance with the terms of the swap agreements, the Company pays 3.71%, and 3.36% interest rates, respectively, and receives the Bond Market Association Index (BMA), calculated on the notional amounts, with net receipts or payments being recognized as adjustments to interest expense.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

During the first quarter of 2006, the Company outsourced the processing of payroll to a third-party provider. Other than this outsourcing of payroll processing, there have been no changes during the three or six-month periods ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During 2005, the Company settled a personal injury suit for $5,000,000, $1,000,000 of which was paid by the Company’s primary insurance carrier. The Company’s self-insured retention is $250,000. During 2005, the Company paid $1,500,000 in addition to the amount paid by its primary carrier and recorded an other current liability of $2,500,000 to recognize the remaining amount to be paid on the settlement and the $250,000 retention. During June 2006, the remaining liability of $2,500,000 was paid. Since the excess carrier initially denied coverage, the Company filed suit against the excess carrier to enforce coverage. During the first quarter, the matter was settled for $2,875,000, which the Company received on March 15, 2006 and which was recorded as a reduction to the RV Segment’s general and administrative expenses. There remains ongoing litigation against other parties to recover the balance over the retention.

During the first quarter, the Company also entered into a partial settlement of another insurance matter for $745,000, net of a contingency fee.  This amount was recorded as a reduction to the Company's general and administrative expenses.

Item 4. Submission of Matters to a Vote of Security Holders

a)  The annual meeting of the shareholders of Coachmen Industries, Inc. was held on May 4, 2006.

b)  The following nominees were elected Directors for three-year terms expiring in 2009:

Claire C. Skinner

Donald W. Hudler

c)  The following nominee was elected Director for a special one-year term expiring in 2007:

Philip G. Lux

d)  The tabulation of votes for each Director nominee was as follows:

	For	Withheld

Claire C. Skinner	12,816,779	1,849,934
Donald W. Hudler	14,557,538	109,175
Philip G. Lux	14,357,253	309,460

e)       The terms of office of the following directors continued after the meeting:

Robert J. Deputy, Edwin W. Miller, Geoffrey B. Bloom, William P. Johnson

Item 6. Exhibits

See Index to Exhibits incorporated by reference herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COACHMEN INDUSTRIES, INC.
(Registrant)

Date: August 8, 2006	By:	/s/ Claire C. Skinner
Claire C. Skinner, Chairman of the Board and
Chief Executive Officer

Date: August 8, 2006	By:	/s/ Richard M. Lavers
Richard M. Lavers, Executive Vice President,
General Counsel and Secretary, Chief Financial
Officer and Chief Administrative Officer

Date: August 8, 2006	By:	/s/ Colleen A. Zuhl
Colleen A. Zuhl, Chief Accounting Officer

Index

INDEX TO EXHIBITS

Number Assigned In Regulation S-K, Item 601	Description of Exhibit

(3)(a)(i)	Articles of Incorporation of the Company as amended on May 30, 1995 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

(3)(a)(ii)	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4.2 to the Company's Form S-3 Registration Statement, File No. 333-14579).

(3)(b)	By-Laws as modified through September 9, 2005 (incorporated by reference to the Company's Form 8-K filed September 15, 2005).

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.