Form 10-Q
period 2006-09-30
COACHMEN INDUSTRIES INC
filed 2006-11-02
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006.
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of Common Stock, without par value, outstanding as of the close of business on October 31, 2006:  15,655,345

Index
 Coachmen Industries, Inc.
Consolidated Balance Sheets
(in thousands)
 (unaudited)
	September 30,	December 31,
	2006	2005
Assets
CURRENT ASSETS
Cash and cash equivalents	$11,728	$2,780
Trade receivables, less allowance for doubtful receivables 2006 - $1,283 and 2005 - $1,240	20,653	47,174
Other receivables	1,806	1,969
Refundable income taxes	12,506	10,284
Inventories	103,611	121,304
Prepaid expenses and other	5,319	3,992
Deferred income taxes	11,146	11,421
Assets held for sale	2,375	291
Total current assets	169,144	199,215
Property, plant and equipment, net	58,348	67,581
Notes receivable	7,197	2,493
Goodwill	16,865	17,383
Cash value of life insurance, net of loans	30,651	28,880
Deferred income taxes	2,913	4,279
Other	2,183	2,985
TOTAL ASSETS	$287,301	$322,816

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Short-term borrowings	$10,814	$12,276
Accounts payable, trade	26,116	31,658
Accrued income taxes	-	533
Accrued expenses and other liabilities	39,294	54,856
Floorplan notes payable	4,273	4,361
Current maturities of long-term debt	1,077	2,223
Total current liabilities	81,574	105,907
Long-term debt	5,744	12,913
Postretirement deferred compensation benefits	8,427	10,182
Other	-	11
Total liabilities	95,745	129,013

COMMITMENTS AND CONTINGENCIES (see Note 10)

SHAREHOLDERS' EQUITY
Common shares, without par value: authorized 60,000 shares; issued 2006 - 21,151 shares and 2005 - 21,134 shares	92,331	92,164
Additional paid-in capital	7,313	6,465
Unearned compensation	-	(142)
Accumulated other comprehensive loss	(10)	(6)
Retained earnings	151,598	154,246
Treasury shares, at cost, 2006 - 5,495 shares and 2005 - 5,375 shares	(59,676)	(58,924)
Total shareholders' equity	191,556	193,803

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$287,301	$322,816
See Notes to Consolidated Financial Statements.

Index
Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net sales	$130,715	$180,168	$448,590	$562,448
Cost of sales	117,650	166,453	404,896	509,826
Gross profit	13,065	13,715	43,694	52,622
Operating expenses:
Delivery	7,084	8,683	23,230	25,262
Selling	6,520	6,692	16,946	21,804
General and administrative	6,226	9,814	14,403	22,591
(Gain) loss on sale of assets, net	(291)	820	(6,340)	780
	19,539	26,009	48,239	70,437
Operating loss	(6,474)	(12,294)	(4,545)	(17,815)
Nonoperating (income) expense:
Interest expense	916	794	2,616	2,377
Investment income	(421)	(354)	(1,165)	(1,612)
Other income, net	(678)	(93)	(897)	(325)
	(183)	347	554	440
Loss from continuing operations before income taxes	(6,291)	(12,641)	(5,099)	(18,255)
Income tax benefit	(2,937)	(6,466)	(3,249)	(9,466)
Net loss from continuing operations	(3,354)	(6,175)	(1,850)	(8,789)

Discontinued operations
Loss from operations of discontinued entities (net of tax benefits of $(100), $(2,203), $(423) and $(2,372), respectively)	(162)	(3,171)	(657)	(3,413)
Gain on sale of assets of discontinued entities (net of taxes of $2,140 in 2006)	-	-	2,205	-
Income (loss) from discontinued operations	(162)	(3,171)	1,548	(3,413)
Net loss	$(3,516)	$(9,346)	$(302)	$(12,202)

Earnings (loss) per share - Basic
Continuing operations	$(.21)	$(.40)	$(.12)	$(.56)
Discontinued operations	(.01)	(.20)	.10	(.22)
Net loss per share	(.22)	(.60)	(.02)	(.78)
Earnings (loss) per share - Diluted
Continuing operations	(.21)	(.40)	(.12)	(.56)
Discontinued operations	(.01)	(.20)	.10	(.22)
Net loss per share	$(.22)	$(.60)	$(.02)	$(.78)

Number of common shares used in the computation of loss per share:
Basic	15,634	15,556	15,664	15,545
Diluted	15,634	15,556	15,664	15,545

Cash dividends declared per common share	$.03	$.06	$.15	$.18
See Notes to Consolidated Financial Statements.

Index
Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(302)	$(12,202)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,869	6,638
Provision for doubtful receivables, net of recoveries	444	574
Provision for write-down of property to net realizable value	-	6,986
Net realized and unrealized gains on marketable securities and derivatives	(4)	(325)
Gain on sale of properties and other assets, net	(10,830)	(304)
Increase in cash surrender value of life insurance policies	(437)	(923)
Deferred income tax provision (benefit)	1,641	(6,395)
Other	234	(871)
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Trade receivables	21,489	16,659
Inventories	5,527	6,350
Prepaid expenses and other	(1,944)	(199)
Accounts payable, trade	(4,502)	14,720
Income taxes - accrued and refundable	(2,755)	(8,981)
Accrued expenses and other liabilities	(11,735)	9,600
Net cash provided by operating activities	1,695	31,327

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	-	1,933
Proceeds from sale of properties and other assets	24,680	395
Investments in marketable securities	(1,334)	(2,181)
Purchases of property and equipment	(4,139)	(5,046)
Other	(276)	140
Net cash provided by (used in) investing activities	18,931	(4,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	7,070	232
Payments of short-term borrowings	(8,620)	(23,042)
Proceeds from long-term debt	255	241
Payments of long-term debt	(8,570)	(1,279)
Issuance of common shares under stock incentive plans	192	283
Cash dividends paid	(1,876)	(1,887)
Purchases of common shares for treasury	(129)	-
Other	-	67
Net cash used in financing activities	(11,678)	(25,385)
Increase in cash and cash equivalents	8,948	1,183
CASH AND CASH EQUIVALENTS:
Beginning of period	2,780	14,992
End of period	$11,728	$16,175

Supplemental disclosures of cash flow information:
Operating cash received during the period related to insurance settlement	$2,875	$2,213
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the Company as of September 30, 2006, and the results of its operations and cash flows for the interim periods presented. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.

Statement of Operations Classification

The Company calculates its gross profit as the difference between its net sales and the associated cost of sales. Cost of sales consists of direct product costs including inbound freight. The Company classifies the following operating expense categories separately on its statement of operations: delivery, which consists of outbound shipping and handling costs; selling; general and administrative; asset impairments and gains (losses) of sales of assets, net.

The Company’s gross profit may not be comparable to other entities within our industry whose shipping and handling expenses are presented as a component of cost of sales. Delivery expense was $7.1 million and $8.7 million for the three months ended September 30, 2006 and 2005, respectively, and $23.2 million and $25.3 million for the nine months ended September 30, 2006 and 2005, respectively.

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

The table below presents information about segments, used by the chief operating decision maker of the Company for the three and nine-month periods ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales
Recreational vehicles	$90,490	$129,875	$321,454	$425,007
Housing and building	40,225	50,293	127,136	137,441

Consolidated total	$130,715	$180,168	$448,590	$562,448

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gross profit
Recreational vehicles	$3,708	$1,410	$13,770	$20,114
Housing and building	9,357	12,305	29,924	32,508

Consolidated total	$13,065	$13,715	$43,694	$52,622

Operating expenses
Recreational vehicles	$10,984	$16,577	$28,719	$43,027
Housing and building	9,013	11,321	26,981	32,861
Other reconciling items	(458)	(1,889)	(7,461)	(5,451)

Consolidated total	$19,539	$26,009	$48,239	$70,437

Operating income (loss)
Recreational vehicles	$(7,276)	$(15,167)	$(14,950)	$(22,913)
Housing and building	344	984	2,944	(353)
Other reconciling items	458	1,889	7,461	5,451

Consolidated total	$(6,474)	$(12,294)	$(4,545)	$(17,815)

Pre-tax income (loss) from continuing operations
Recreational vehicles	$(6,959)	$(15,480)	$(15,028)	$(23,541)
Housing and building	316	1,073	2,843	(165)
Other reconciling items	352	1,766	7,086	5,451

Consolidated total	$(6,291)	$(12,641)	$(5,099)	$(18,255)

	September 30,	December 31,
	2006	2005
Total Assets
Recreational vehicles	$125,323	$152,501
Housing and building	64,205	83,338
Other reconciling items	97,773	86,977

Total	$287,301	$322,816

Index

3.    INVENTORIES.

Inventories consist of the following (in thousands):
	September 30,	December 31,
	2006	2005
Raw materials
Recreational vehicles	$17,399	$19,770
Housing and building	6,330	13,643
Total	23,729	33,413

Work in process
Recreational vehicles	16,460	15,515
Housing and building	3,567	5,280
Total	20,027	20,795

Improved lots
Housing and building	220	261
Total	220	261

Finished goods
Recreational vehicles	46,228	48,935
Housing and building	13,407	17,900
Total	59,635	66,835

Total	$103,611	$121,304

4.    PROPERTY, PLANT AND EQUIPMENT.

Property, plant and equipment consist of the following (in thousands):

	September 30, 2006	December 31, 2005

Land and improvements	$11,598	$13,255
Buildings and improvements	61,266	68,007
Machinery and equipment	24,472	31,468
Transportation equipment	14,583	16,279
Office furniture and fixtures	17,829	19,080

Total	129,748	148,089
Less, accumulated depreciation	71,400	80,508

Property, plant and equipment, net	$58,348	$67,581

Index

5.    ACCRUED EXPENSES AND OTHER LIABILITIES.

Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2006	December 31, 2005

Wages, salaries, bonuses and commissions	$2,873	$3,156
Dealer incentives, including volume bonuses, dealer trips, interest reimbursement, co-op advertising and other rebates	4,884	4,284
Warranty	11,519	20,005
Insurance-products and general liability, workers compensation, group health and other	8,179	6,833
Customer deposits and unearned revenues	4,756	10,029
Litigation	504	3,740
Interest	630	1,980
Sales and property taxes	1,754	1,948
Other current liabilities	4,195	2,881

Total	$39,294	$54,856

Changes in the Company's warranty liability during the three and nine-month periods ended September 30 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Balance of accrued warranty at beginning of period	$13,359	$10,780	$20,005	$10,140

Warranties issued during the period and changes in liability for pre-existing warranties	4,411	12,114	15,576	23,657

Cash settlements made during the period	(6,251)	(6,790)	(24,062)	(17,693)

Balance of accrued warranty at September 30	$11,519	$16,104	$11,519	$16,104

6.    COMPREHENSIVE INCOME (LOSS).

The changes in the components of comprehensive income (loss) for the three and nine-month periods ended September 30 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net loss	$(3,516)	$(9,346)	$(302)	$(12,202)
Unrealized losses on securities held for sale, net of taxes	-	-	-	(188)
Unrealized gains (losses) on cash flow hedges, net of taxes	(28)	44	(4)	76

Comprehensive loss	$(3,544)	$(9,302)	$(306)	$(12,314)

As of September 30, 2006 and 2005, the accumulated other comprehensive income, net of tax, relating to unrealized gains on securities available for sale was $0 for both periods, and relating to deferred losses on cash flow hedges was $(10,000) and $(20,000), respectively.

Index

7.    EARNINGS PER SHARE.

Basic earnings per share is based on the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and awards and shares held in deferred compensation plans. Basic and diluted earnings per share for the three and nine-month periods ended September 30 were calculated using the average shares as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net loss available to common stockholders	$(3,516)	$(9,346)	$(302)	$(12,202)
Denominator:
Number of shares outstanding, end of period:
Weighted average number of common shares used in basic EPS	15,634	15,556	15,664	15,545
Effect of dilutive securities	-	-	-	-
Weighted average number of common shares used in dilutive EPS	15,634	15,556	15,664	15,545

As the Company reported a net loss for the three and nine-month periods ended September 30, 2006 and 2005, the dilutive effect of stock options and awards did not enter into the computation of diluted earnings per share because their inclusion would have been antidilutive.

8.   INCOME TAXES.

For the third quarter ended September 30, 2006, the effective tax rate was a credit of 46.7% and the year-to-date effective tax rate was a credit of 63.7% compared with a 2005 third quarter effective tax credit of 51.1% and a year-to-date tax credit of 51.9%. The Company’s effective tax rate fluctuates based upon estimated annual pre-tax income amounts, the states where sales occur, the estimated annual amount of export sales, nontaxable increases in cash value of life insurance contracts, other permanent tax differences, increases or decreases in tax reserves and recognized federal and state tax credits.

The 2006 year-to-date effective tax rate was favorably impacted by the release of certain state tax reserves resulting from favorable outcomes of the Company’s participation in a number of state voluntary disclosure programs.

During the first quarter of 2006, the Company recorded a decrease in current deferred tax assets of $0.3 million and a decrease in long-term deferred tax assets of $1.4 million to recognize deferrals that will be utilized as a result of the sale of Miller Building Systems, Inc.

The Company’s effective tax rate credit for 2005 was favorably impacted by federal and state research and development (R&D) tax credits for 2005 and prior years, all of which were recognized in 2005. During the second quarter of 2005, the Company completed a project to identify eligible expenditures for the purposes of claiming R&D tax credits. As part of this project, the Company filed amended tax returns for 1999-2003 to claim federal and state R&D tax credits. In the 2005 second quarter, the Company recorded $1.5 million for prior years’ R&D tax credits which increased the Company’s effective tax benefit rate by 6.5% for the 2005 year-to-date period.

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

Index

During the third quarter, a number of smaller properties were sold for a net pre-tax gain of approximately $0.3 million. On June 8, 2006, the Company completed the sale of its corporate aircraft for approximately $2.3 million, which resulted in a pre-tax gain of approximately $1.7 million. On June 30, 2006, the Company sold property located in Palm Shores, Florida for $2.5 million, which resulted in a pre-tax gain of approximately $1.2 million. During June 2006, the Company also sold two parcels of the former Georgie Boy Manufacturing complex for total proceeds of $0.7 million, which resulted in a pre-tax gain of approximately $0.4 million.

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

Housing and Building Segment

The Company has ceased operations at the All American Homes operation in Springfield, Tennessee. The closure of the Tennessee location resulted in an asset impairment charge of approximately $1.1 million, which was recorded in the third quarter of 2005. On June 22, 2006, the Company entered into a Contract for Sale of Real Estate and Right of First Refusal for the sale of the Tennessee facility for $5.0 million, with a projected closing on or about August 22, 2006. An addendum was subsequently entered into extending the closing to October 31, 2006 and requiring an additional earnest deposit. On September 26, 2006, the Company received a subsequent purchase offer from a cash buyer in the amount of $3.4 million, excluding machinery and equipment. The original buyer was notified of the subsequent offer and the Right of First Refusal period expired on October 27, 2006. The sale of the Tennessee property is subject to certain customary conditions, and closing is now anticipated to occur with the second buyer late in 2006. The Tennessee facility has been classified as held for sale in the accompanying balance sheet as of September 30, 2006. The net book value of the Tennessee facility at December 31, 2005 was $2.4 million.

On December 31, 2005, the Company sold all operating assets of the All American Homes Kansas division. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of the Kansas division for the quarter ended September 30, 2005 were $2.2 million, and the pre-tax loss for the quarter ended September 30, 2005 was $(1.6) million. Net sales of the Kansas division for the nine-month period ended September 30, 2005 were $7.3 million and the pre-tax loss for the nine-month period ended September 30, 2005 was $(1.7) million.

On March 31, 2006, the Company sold 100% of its interest in the capital stock of Miller Building Systems, Inc. for $11.5 million, consisting of cash of $9.0 and a $2.5 million secured note. The note is to be repaid over 5 years and bears interest at the 1 year LIBOR rate plus 2.75% per annum with quarterly interest payments beginning September 30, 2006. Principal payments of $125,000 per quarter commence on June 30, 2009 and continue through the maturity date of March 31, 2011. In addition, the Company accepted a $2.0 million contingent earn-out note, which will be paid to the Company if certain income metrics are achieved by the acquiring entity. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business in 2005 and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of Miller Building Systems, Inc. for the quarter ended September 30, 2005 were $12.0 million, and the pre-tax income for the quarter ended September 30, 2005 was $0.4 million. Net sales of Miller Building Systems, Inc. for the nine-month period ended September 30, 2005 were $30.8 million and the pre-tax loss for the nine-month period ended September 30, 2005 was $(0.2) million. In connection with the sale of Miller Building Systems, $1.7 million of industrial revenue bonds were paid off as of March 31, 2006. During April 2006, the Company terminated the $1.5 million and $235,000 interest rate swaps that had been associated with these revenue bonds.

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

Recreational Vehicle Segment

On January 13, 2006, the Company sold all operating assets of Prodesign, LLC. The total sales price was $8.2 million, of which the Company received $5.7 million in cash, a $2.0 million promissory note and $0.5 million to be held in escrow to cover potential warranty claims and uncollectible accounts receivable, as defined in the sale agreement. The promissory note is to be repaid over a period of 10 years, using an amortization period of 15 years, and bears interest at 6% per annum with interest only payments being required in the first three years. Any funds remaining in the escrow account after a period of 13 months will revert to the Company. In accordance with Statement of Financial Accounting Standard No. 144, Prodesign qualified as a separate component of the Company’s business and as a result, the operating results of Prodesign have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. In conjunction with the classification of Prodesign as a discontinued operation, management allocated goodwill of $0.3 million to the discontinued operations from the Recreational Vehicle Segment goodwill based on the relative fair value of the discontinued operations to the Recreational Vehicle Segment. The $0.3 million of allocated goodwill has been included in the calculation of the final gain on sale of assets in the first quarter of 2006. Net sales of Prodesign for the quarter ended September 30, 2005 were $3.7 million and the pre-tax income for the quarter ended September 30, 2005 was $0.1 million. Net sales of Prodesign for the nine-month period ended September 30, 2005 were $11.6 million and the pre-tax income for the nine-month period ended September 30, 2005 was $0.4 million.

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

Index

10.  COMMITMENTS AND CONTINGENCIES.

Obligation to Purchase Consigned Inventories

The Company obtains vehicle chassis for its recreational vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until assigned to a unit in the production process. At that point, the Company is obligated to purchase the chassis and it is recorded as inventory. At September 30, 2006 and December 31, 2005 chassis inventory, accounted for as consigned inventory, approximated $13.4 million and $26.8 million, respectively.

Repurchase Agreements

The Company was contingently liable at September 30, 2006 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. Products repurchased from dealers under these agreements are accounted for as a reduction in revenue at the time of repurchase. Although the estimated contingent liability approximates $209 million at September 30, 2006 ($262 million at December 31, 2005), the risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. Based on losses previously experienced under these obligations, the Company has established a reserve for estimated losses under repurchase agreements. At September 30, 2006 and December 31, 2005, $0.3 million and $0.4 million, respectively, were recorded as an accrual for estimated losses under repurchase agreements.

The Company was also contingently liable at September 30, 2006 to a financial institution on repurchase agreements in connection with financing provided by the institution to certain of the Company's independent home builders in connection with their purchase of the Company's housing products. This agreement provides for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a builder's default. Products repurchased from builders under this agreement are accounted for as a reduction in revenue at the time of repurchase. Although the estimated contingent liability approximates $17.0 million at September 30, 2006 ($15.9 million at December 31, 2005), the risk of loss resulting from these agreements is spread over the Company's numerous builders and is further reduced by the resale value of the products repurchased. The Company has evaluated the potential for losses under this agreement and has recorded an accrual of $0.2 million at September 30, 2006 and $0.3 million at December 31, 2005 for estimated losses under the repurchase agreement.

Corporate Guarantees

The Company was contingently liable under guarantees to a financial institution of their loans to independent dealers for amounts totaling approximately $5.6 million at September 30, 2006 and $6.2 million at December 31, 2005. The Company has an agreement with a financial institution to form a private-label financing program to provide wholesale inventory financing to the Company's dealers in the Recreational Vehicle Segment. The agreement provides for a preferred program that provides financing that is subject to the standard repurchase agreement described above. In addition, the agreement provides for a reserve pool whereby the financial institution makes available an aggregate line of credit not to exceed $40 million that will provide financing for dealers that may not otherwise qualify for credit approval under the preferred program. No dealer being provided financing from the reserve pool can receive an aggregate line of credit exceeding $5 million. In addition to the standard repurchase agreement described above, for 2006 the Company will be contingently liable to the financial institutions up to a maximum of $2.0 million of aggregate losses, as defined by the agreement, incurred by the financial institutions on designated dealers with higher credit risks that are accepted into the reserve pool financing program. After 2006, the Company will be liable up to a maximum of $2 million of aggregate losses. The Company has recorded a loss reserve of $0.1 million at September 30, 2006 and December 31, 2005 associated with these guarantees.

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

Index

In addition, the Company is liable under a guarantee to a financial institution for model home financing provided to certain independent builders doing business with the Company's Housing and Building Segment. The amount outstanding under this agreement at September 30, 2006 is $0.4 million ($0.6 million at December 31, 2005). Any losses incurred under this guarantee would be offset by the proceeds from the resale of the model home and losses are limited to 20% of the original contract price, and cannot exceed a total of $2.0 million. As of September 30, 2006, no losses have been incurred by the Company under the model home financing program.

Litigation

During the second quarter of 2004, the Company entered into an agreement to provide financing of up to $4.9 million to a developer for the construction of a hotel for which the Company was to provide modular units. The construction loan may be converted to a term loan for a period of two years, subject to the terms and conditions of the agreement. The loans are collateralized by a first priority interest in all tangible and intangible property of the borrower. As of September 30, 2006, the Company provided $2.3 million in financing to the developer under these arrangements. The developer is now unable to obtain a building permit, so the Company is pursuing its legal remedies through litigation to recoup the financing extended to date. No additional funding will be provided.

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

During 2005, the Company settled a personal injury suit for $5,000,000, $1,000,000 of which was paid by the Company’s primary insurance carrier. The Company’s self-insured retention is $250,000. During 2005, the Company paid $1,500,000 in addition to the amount paid by its primary carrier and recorded another current liability of $2,500,000 to recognize the remaining amount to be paid on the settlement and the $250,000 retention. During June 2006, the remaining liability of $2,500,000 was paid. Since the excess carrier initially denied coverage, the Company filed suit against the excess carrier to enforce coverage. During the first quarter of 2006, the matter was settled for $2,875,000, which the Company received on March 15, 2006 and was recorded as a reduction to the RV Segment’s general and administrative expenses. There remains ongoing litigation against other parties to recover the balance over the retention.

During the first quarter of 2006, the Company also entered into a partial settlement of another insurance matter for $745,000, net of a contingency fee.  This amount was recorded as a reduction to the Company's general and administrative expenses in the first quarter. The settlement was received during the second quarter of 2006.

The Company finalized arbitration with a housing customer over damages resulting from a construction project during the third quarter of 2006 and the final settlement did not exceed the amount the Company had previously accrued for this matter.

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

Share Repurchase Programs

Periodically, the Company has repurchased its common stock as authorized by the Board of Directors. Under the repurchase program, common shares are purchased from time to time, depending on market conditions and other factors, on the open market or through privately negotiated transactions. There were no shares repurchased in 2005. During August 2006, the Company announced that the Board of Directors had authorized a share repurchase of up to one million shares. During the third quarter of 2006, the Company repurchased 11,700 shares for a total cost, including commissions, of $128,516. At September 30, 2006, there are 988,300 shares remaining authorized for repurchase by the Board of Directors.

Index

 11.  STOCK-BASED COMPENSATION.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock option employee compensation cost was recognized in the Statement of Operations for the three or nine-month periods ended September 30, 2005, as all options granted under the stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method and accordingly, the Company has not restated the consolidated results of income from prior interim periods and fiscal years. Under SFAS 123R, the Company is required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense over the period that the awards are expected to vest. Restricted stock and stock options issued under the Company’s equity plans, as well as, stock purchases under the employee stock purchase plan are subject to the provisions of SFAS 123R. Since the adoption of SFAS 123R, there have been no modifications to outstanding stock-based awards.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Excess tax benefits for the three and nine-month periods ended September 30, 2006 were not significant.

Stock options generally vest over a four-year service period. The Company has not granted any stock option awards since 2003. The remaining unvested stock options, net of forfeitures, at January 1, 2006 were not significant. Compensation expense related to the Company's Employee Stock Purchase Plan was not significant for the three or nine-month periods ended September 30, 2006.

On March 31, 2006, the Company granted Restricted Stock Awards to certain key employees as a means of retaining and rewarding them for performance and to increase their ownership in the Company. The awards are governed by the Company’s 2000 Omnibus Stock Plan. Participants will earn the restricted shares awarded to them based on attainment of certain performance goals for the calendar year 2006. If the Company meets 50%, 75% or 100% of the performance goal established, the participants will earn the corresponding percentage of their restricted shares. To the extent the Company meets the performance goals for the year, and the participant remains employed by the Company during the vesting period, the earned restricted shares will vest and be delivered to the Participants over a three-year vesting period: one-third on January 1, 2007, one-third on January 1, 2008 and one-third on January 1, 2009. Compensation expense is recognized on a straight-line basis over the requisite service period as the awards contingently vest over the performance and service periods. A total of 110,000 shares, assuming 100% of the performance goal is achieved, were granted with a weighted average grant-date fair value of $11.05 per share. At September 30, 2006, the Company determined that it was not yet probable that 50% of the performance goal would be achieved; therefore, no compensation expense has been recorded related to this plan for the three or nine-month periods ended September 30, 2006. Either due to termination of employment or as a condition to receiving the 2006 Restricted Stock Awards, the participants forfeited all rights to the 99,600 shares and 75,600 shares awarded in 2004 and 2005, respectively, under the Performance Based Restricted Stock Plan. Shares awarded under this plan in 2003 were forfeited as of December 31, 2005 due to failure to meet the performance goals.

During the first quarter of 2005, the Company had determined that it was probable that the performance requirements of the 2003 Performance Based Restricted Stock Plan would not be achieved and as a result, reversed the expenses that had been recorded related to this plan. During the third quarter of 2005, the Company determined that it was probable that the performance requirements of the 2004 and 2005 Plans would not be achieved and as a result, reversed the expenses that had been previously recorded related to these two plans. For the three months ended September 30, 2005, the Company reduced compensation expense, which is a component of general and administrative expenses, by $690,000 related to these programs. For the nine months ended September 30, 2005, the Company reduced compensation expense by $1.4 million related to these three programs.

Index

For the three and nine-month periods ended September 30, 2005, had the Company accounted for all employee stock-based compensation based on the estimated grant date fair values, as defined by SFAS 123, the Company’s net income and net income per share would have been adjusted to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net loss, as reported	$(9,346)	$(12,202)
Add: stock-based compensation expense (credit) under variable plan included in reporting net income, net of taxes	(353)	(865)
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of taxes	505	795
Pro forma net loss	$(9,194)	$(12,272)

Loss per share:
Basic - as reported	$(.60)	$(.78)
Basic - pro forma	$(.59)	$(.79)

Diluted - as reported	$(.60)	$(.78)
Diluted - pro forma	$(.59)	$(.79)

12.  SHORT-TERM BORROWINGS.

On August 2, 2006, the Company executed a $55 million, five-year, secured revolving credit facility with LaSalle Business Credit, LLC. This new five-year facility replaces the previous $35 million facility that was due to expire on August, 31, 2006. Under the new facility, available borrowings are based on 85% of eligible accounts receivable plus the lesser of 60% of eligible inventory or 85% liquidation value of inventory, 70% of appraised value of mortgaged real estate and 80% liquidation value of equipment. The new agreement, which expires August 2, 2011, also has an accordion feature enabling the credit facility to be increased by an additional $25 million, subject to customary conditions. Outstanding borrowings under the new agreement bear interest at rates based on the prime or LIBOR rates as outlined in the agreement. The new credit facility is secured by certain assets of the Company, including cash, trade accounts and other receivables, inventory, fixed assets and notes receivable, which total approximately $257 million. Financial covenant ratios are required to be calculated only in the event a Funds Control Event occurs, as defined in the agreement.

On August 2, 2006, the Company paid off the remaining $6.1 million of a term loan that had been a component of the prior credit facility. On August 2, 2006, the Company utilized the new revolving credit facility to provide $9.3 million of cash collateral to support a number of outstanding letters of credit issued from the prior credit facility until they can be replaced under the new facility. This cash collateral remained outstanding as of September 30, 2006. Total outstanding borrowings on the revolving credit facility were $10.8 million as of September 30, 2006.

Borrowings under the revolving credit facility have been classified as current liabilities in the consolidated balance sheets based upon the expected timing of repayment.

13.  NEW ACCOUNTING PRONOUNCEMENTS.

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

A summary of the changes in the principal items included in the consolidated statements of operations is shown below (dollar amounts in thousands).

	Comparison of
	Three Months		Nine Months
	Ended September 30, 2006 and 2005
	Increases (Decreases)
	Amount	Percentage	Amount	Percentage

Net sales	$(49,453)	(27.4)%	$(113,858)	(20.2)%

Cost of sales	(48,803)	(29.3)	(104,930)	(20.6)

Delivery expenses	(1,599)	(18.4)	(2,032)	(8.0)

Selling expenses	(172)	(2.6)	(4,858)	(22.3)

General and administrative expenses	(3,588)	(36.6)	(8,188)	(36.2)

Gain on sale of assets, net	1,111	n/m	7,120	n/m

Interest expense	122	15.4	239	10.1

Investment income	67	18.9	(447)	(27.7)

Other income, net	585	n/m	572	n/m

Loss from continuing operations before income taxes	(6,350)	(50.2)	(13,156)	(72.1)

Income tax benefit	(3,529)	(54.6)	(6,217)	(65.7)

Net loss from continuing operations	(2,821)	(45.7)	(6,939)	(80.0)

Income (loss) from operations of discontinued operations, net of taxes	3,009	94.9	4,961	145.4

Net loss	(5,830)	(62.4)	(11,900)	(97.5)

  n/m - not meaningful

Index

The following table presents certain key items impacting the results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

(Gain) loss on sale of assets, net	$(291)	$820	$(6,340)	$780
Legal settlements	-	-	3,620	4,425

NET SALES

Consolidated net sales from continuing operations for the quarter ended September 30, 2006 were $130.7 million, a decrease of $49.5 million, or 27.4%, from the $180.2 million reported for the corresponding quarter last year. Net sales for the nine months ended September 30, 2006 were $448.6 million, representing a decrease of $113.9 million, or 20.2%, reported for the same period in 2005. The Company’s Recreational Vehicles Segment experienced a net sales decrease of 30.3% for the quarter and a decrease of 24.4% for the nine-month period. The net sales decline in the RV Segment was primarily due to the continued industry-wide weakness in the motorized products market, together with a more challenging non-motorized product market than the previous year, as well as, a decline in hurricane influenced sales in 2006. Sales were also negatively affected by lingering market effects of the warranty matters stemming from sidewalls of most product types and camping trailer lift system issues encountered in 2005.

RV Segment wholesale unit shipments of all product types decreased by 27.3% to 2,887 units for the quarter and decreased by 16.0% to 11,589 units for the nine-month period. For the quarter, shipments of motorized products fell 31.8% to 784 units, while shipments of non-motorized products decreased by 25.5% to 2,103 units. For the nine-month period, shipments of motorized products fell 29.0% to 2,996 units, while shipments of non-motorized products decreased by 10.2% to 8,593 units. Backlogs in units fell to 744 from 4,965 at the end of the third quarter of 2005. However, comparisons to the prior year reflect not only the current weakness in the motorized and towable markets, but also the hurricane influenced orders in 2005.

The Company’s Housing and Building Segment experienced a net sales decrease for the quarter ended September 30, 2006 of 20.0%, from $50.3 million during the third quarter of 2005 to $40.2 million for the third quarter of 2006. Net sales for the nine months ended September 30, 2006 were $127.1 million, representing a decrease of $10.3 million from the $137.4 reported for the same period in 2005. Wholesale unit shipments of residential units were down 21.2% for the quarter and 13.6% for the nine-month period ended September 30, 2006. Despite the decline in unit shipments for the three-month period, the decline in the Segment’s revenues for the period was mitigated by a 9.9% increase in average revenues per unit due to a shift in product mix. Backlog for the Housing and Building Segment as of September 30, 2006 decreased 35.6% to $28.4 million, compared with $44.1 million at September 30, 2005.

In order to supplement the Company’s single-family residential housing business, the Housing and Building Segment continues to pursue opportunities for larger projects in multi-family residential and commercial markets for 2007 and beyond. The prospects of the Company’s All American Building Systems (AABS) special projects branch continue to improve, but it did not contribute to earnings in the third quarter due to the long incubation periods for new projects. During the third quarter, AABS was a member of a consortium that was awarded a contract for the second phase of barracks construction at Fort Bliss in Texas. In addition, a number of bids involving large military construction projects are in the various stages of review and management anticipates being awarded several of these new projects which may have a significant positive impact on operating results beginning in 2007 and beyond. Another opportunity for the Housing and Building Group involves the reconstruction of the Gulf Coast regions damaged by the hurricanes in 2005. As the infrastructure, including basic utilities, vital services and transportation networks are restored, the Company expects to receive contracts for its modular homes and multi-family structures which offer better costs, structural integrity and timeliness of completion than other alternatives. The first such contract was signed during the third quarter with the Housing and Building Group agreeing to provide two dozen systems-built homes for a neighborhood near New Orleans.

COST OF SALES

Cost of sales decreased 29.3%, or $48.8 million, for the three months ended September 30, 2006. For the nine-month period, cost of sales decreased $104.9 million or 20.6%. As a percentage of net sales, cost of sales was 90.0% and 92.4% for the three-month periods ended September 30, 2006 and 2005, respectively, and 90.3% and 90.6% for the nine-month periods ended September 30, 2006 and 2005, respectively. The change in the dollar amount of cost of sales in the current quarter and nine-month periods is attributable to the decrease in sales dollars and a decrease in warranty costs partially offset by higher contract and quality control labor and workers compensation costs.

Index

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include delivery, selling, general and administrative expenses, were 15.2% and 14.0% for the three months ended September 30, 2006 and 2005, respectively. For the nine-month period, operating expenses were 12.2% and 12.4% for 2006 and 2005, respectively. As a percentage of sales, delivery expenses increased by 0.6 and 0.7 percentage points for the three and nine-month periods ended September 30, 2006 as compared to the prior year three and nine-month periods. In dollars, delivery expense declined $1.6 million and $2.0 million for the three and nine-month periods ended September 30, 2006 as compared to the prior year periods. The increase in delivery expense as a percent of net sales during the quarter and nine-month periods was a result of the significant decline in net sales as compared to the decline in delivery expense dollars. Decrease in freight costs, as a result of the lower sales volume, was partially offset by higher fuel costs.

Selling expenses were 5.0% of net sales for the 2006 quarter compared to 3.7% of net sales for the three-month period ended September 30, 2005. For the nine-month periods, selling expenses were 3.8% of net sales for 2006 compared to 3.9% of net sales for 2005. The increase in selling expense as a percentage of net sales during the quarter is a result of the significant decline in net sales and a minimal decline in selling expense during the period. The decrease in selling expense as a percentage of net sales during the nine-month period is related to decreased payroll expenses, due to the reduction in force which occurred in 2005, as well as, due to decreased expenses related to product shows, literature, and other promotional expenses.

General and administrative expenses were 4.8% of net sales for the quarter compared to 5.4% for the 2005 corresponding quarter. General and administrative expenses were 3.2% of net sales for the nine-month period ended September 30, 2006 compared to 4.0% for the 2005 corresponding period.  The decrease in expenses for the nine-month period was primarily the result of two legal settlements received during the first quarter which totaled $3.6 million, but that were partially offset by other legal fees and the reduction of a legal accrual during the third quarter based on the results of binding arbitration. In addition, payroll costs decreased during the three and nine-month periods of 2006 as compared to the comparable periods of 2005 due to the reduction of force that occurred in 2005. Employee relocation expenses also decreased during the three and nine-month periods of 2006 as compared to the comparable periods of 2005.

GAIN ON THE SALE OF ASSETS, NET

For the three months ended September 30, 2006, the gain on the sale of assets was $0.3 million. There was no individually significant property transactions during the three-month period ended September 30, 2006. For the nine months ended September 30, 2006, the gain on the sale of assets was $6.3 million. On June 8, 2006, the Company completed the sale of its Cessna Jet for approximately $2.3 million, which resulted in a pre-tax gain of approximately $1.7 million. On June 30, 2006, the Company sold property located in Palm Shores, Florida for $2.5 million, which resulted in a pre-tax gain of approximately $1.2 million. During June 2006, the Company also sold two parcels of the former Georgie Boy Manufacturing complex for total proceeds of $0.7 million, which resulted in a pre-tax gain of approximately $0.4 million.  On March 31, 2006 the Company completed the sale of a property located in Grapevine, Texas for $2.0 million, which resulted in a gain of $1.8 million. Also during the first quarter, the Company completed the sale of vacant farmland in Middlebury, Indiana for $1.0 million, which resulted in a gain of $0.8 million.

For the three months ended September 30, 2005, the loss on the sale of assets was $0.8 million. For the nine months ended September 30, 2005, the loss on the sale of assets was also $0.8 million. There was no individually significant property transactions during either the three or nine-month periods ended September 30, 2005.

INTEREST EXPENSE

Interest expense was $0.9 million for the three-month period ended September 30, 2006 and $0.8 million for the three-month period ended September 30, 2005. Interest expense was $2.6 million and $2.4 million for the nine-month periods ended September 30, 2006 and 2005, respectively. On August 2, 2006, the Company utilized the new revolving credit facility to provide $9.3 million of cash collateral to support a number of outstanding letters of credit issued from the prior credit facility until they can be replaced under the new facility. As a result of these borrowings on the new credit facility, combined with higher applicable interest rates as compared to the 2005 period, interest expense for 2006 has increased over the comparable periods in 2005.

INVESTMENT INCOME

There was a net investment income of $0.4 million for both quarters ended September 30, 2006 and 2005. Net investment income for the nine-month period ended September 30, 2006 was $1.2 million compared to $1.6 million in the same period of 2005. Investment income is principally attributable to earnings of the life insurance policies held and in 2005 also included realized gains on the sale of preferred stock.

Index

OTHER INCOME, NET

Other income, net, represents income of $0.7 million for the third quarter of 2006 and income of $0.1 million for the same quarter of the previous year. For the nine-month period, other income, net, for 2006 and 2005 was $0.9 million and $0.3 million, respectively.

INCOME TAXES

For the third quarter ended September 30, 2006, the effective tax rate was a credit of 46.7% and the year-to-date effective tax rate was a credit of 63.7% compared with a 2005 third quarter effective tax credit of 51.1% and a year-to-date tax credit of 51.9%. The Company’s effective tax rate fluctuates based upon estimated annual pre-tax income amounts, the states where sales occur, the estimated annual amount of export sales, nontaxable increases in cash value of life insurance contracts, other permanent tax differences, increases or decreases in tax reserves and recognized federal and state tax credits.

The 2006 year-to-date effective tax rate was favorably impacted by the release of certain state tax reserves resulting from favorable outcomes of the Company’s participation in a number of state voluntary disclosure programs.

During the first quarter of 2006, the Company recorded a decrease in current deferred tax assets of $0.3 million and a decrease in long-term deferred tax assets of $1.4 million to recognize deferrals that will be utilized as a result of the sale of Miller Building Systems, Inc.

The Company’s effective tax rate credit for 2005 was favorably impacted by federal and state research and development (R&D) tax credits for 2005 and prior years, all of which were recognized in 2005. During the second quarter of 2005, the Company completed a project to identify eligible expenditures for the purposes of claiming R&D tax credits. As part of this project, the Company filed amended tax returns for 1999-2003 to claim federal and state R&D tax credits. In the 2005 second quarter, the Company recorded $1.5 million for prior years’ R&D tax credits which increased the Company’s effective tax benefit rate by 6.5% for the 2005 year-to-date period.

DISCONTINUED OPERATIONS

On January 13, 2006, the Company sold all operating assets of Prodesign, LLC. The total sales price was $8.2 million, of which the Company received $5.7 million in cash, a $2.0 million promissory note and $0.5 million to be held in escrow to cover potential warranty claims and uncollectible accounts receivable, as defined in the sale agreement. The promissory note is to be repaid over a period of 10 years, using an amortization period of 15 years, and bears interest at 6% per annum with interest only payments being required in the first three years. Any funds remaining in the escrow account after a period of 13 months will revert to the Company. In accordance with Statement of Financial Accounting Standard No. 144, Prodesign qualified as a separate component of the Company’s business and as a result, the operating results of Prodesign have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. In conjunction with the classification of Prodesign as a discontinued operation, management allocated goodwill of $0.3 million to the discontinued operations from the Recreational Vehicle Segment goodwill based on the relative fair value of the discontinued operations to the Recreational Vehicle Segment. The $0.3 million of allocated goodwill has been included in the calculation of the final gain on sale of assets in the first quarter of 2006. Net sales of Prodesign for the quarter ended September 30, 2005, were $3.7 million and the pre-tax income for the quarter ended September 30, 2005, was $0.1 million. Net sales of Prodesign for the nine-month period ended September 30, 2005, were $11.6 million and the pre-tax income for the nine-month period ended September 30, 2005, was $0.4 million.

On March 31, 2006, the Company sold 100% of its interest in the capital stock of Miller Building Systems, Inc. for $11.5 million, consisting of cash of $9.0 and a $2.5 million secured note. The note is to be repaid over 5 years and bears interest at the 1 year LIBOR rate plus 2.75% per annum with quarterly interest payments beginning September 30, 2006. Principal payments of $125,000 per quarter commence on June 30, 2009 and continue through the maturity date of March 31, 2011. In addition, the Company accepted a $2.0 million contingent earn-out note, which will be paid to the Company if certain income metrics are achieved by the acquiring entity. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business in 2005 and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of Miller Building Systems, Inc. for the quarter ended September 30, 2005 were $12.0 million, and the pre-tax income for the quarter ended September 30, 2005, was $0.4 million. Net sales of Miller Building Systems, Inc. for the nine-month period ended September 30, 2005, were $30.8 million and the pre-tax loss for the nine-month period ended September 30, 2005, was $(0.2) million. In connection with the sale of Miller Building Systems, $1.7 million of industrial revenue bonds were paid off as of March 31, 2006. During April 2006, the Company terminated the $1.5 million and $235,000, interest rate swaps that had been associated with these revenue bonds.

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

On December 31, 2005, the Company sold all operating assets of the All American Homes Kansas division. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of the Kansas division for the quarter ended September 30, 2005, were $2.2 million, and the pre-tax loss for the quarter ended September 30, 2005 was $(1.6) million. Net sales of the Kansas division for the nine-month period ended September 30, 2005, were $7.3 million and the pre-tax loss for the nine-month period ended September 30, 2005, was $(1.7) million.

NET INCOME (LOSS)

Net loss from continuing operations for the quarter ended September 30, 2006 was $3.4 million (loss of $0.21 per diluted share) compared to a net loss from continuing operations for the quarter ended September 30, 2005 of $6.2 million (a loss of $0.40 per diluted shared). Net loss from continuing operations for the nine-month period ended September 30, 2006 was $1.9 million (loss of $0.12 per diluted share) compared to a net loss from continuing operations for the nine-month period ended September 30, 2005 of $8.8 million (a loss of $0.56 per diluted share).

Net loss for the quarter ended September 30, 2006 was $3.5 million (loss of $0.22 per diluted share) compared to a net loss of $9.3 million (a loss of $0.60 per diluted share) for 2005. Net loss for the nine-month period ended September 30, 2006 was $0.3 million (loss of $0.02 per diluted share) compared to a net loss of $12.2 million (a loss of $0.78 per diluted share) for 2005.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company generally relies on funds from operations and borrowings under its revolving credit facility as its primary sources of liquidity.

On August 2, 2006, the Company executed a $55 million, five-year, secured Revolving Credit Facility with LaSalle Business Credit, LLC to meet its seasonal working capital needs. At September 30, 2006 there were short-term borrowings of $10.8 million outstanding against this bank line of credit. At December 31, 2005 there were short-term borrowings of $12.3 million outstanding. As of September 30, 2006 and December 31, 2005, $15 million had been borrowed against the cash surrender value of Company-owned life insurance contracts.

The new five-year credit facility replaces the previous $35 million facility that was due to expire on August 31, 2006. Under the new facility, available borrowings are based on 85% of eligible accounts receivable plus the lesser of 60% of eligible inventory or 85% liquidation value of inventory, 70% of appraised value of mortgaged real estate and 80% liquidation value of equipment. The new agreement, which expires July 31, 2011, also has an accordion feature enabling the credit facility to be increased by an additional $25 million, subject to customary conditions. Outstanding borrowings under the new agreement bear interest at rates based on the prime or LIBOR rates as outlined in the agreement. The new credit facility is secured by certain assets of the Company, including cash, trade accounts and other receivables, inventory, fixed assets and notes receivable, which total approximately $257 million. Financial covenant ratios are required to be calculated only in the event a Funds Control Event occurs, as defined in the agreement. No Funds Control Events occurred during the quarter ended September 30, 2006.

On August 2, 2006, the Company paid off the remaining $6.1 million of a term loan that had been a component of the prior credit facility. On August 2, 2006, the Company utilized the new revolving credit facility to provide $9.3 million of cash collateral to support a number of outstanding letters of credit issued from the prior credit facility until they can be replaced under the new facility. This cash collateral remained outstanding as of September 30, 2006.

Index

At September 30, 2006, working capital, defined as current assets less current liabilities, decreased to $87.6 million from $93.3 million at December 31, 2005. The $30.1 million decrease in current assets at September 30, 2006 versus December 31, 2005 was primarily due to the sale of Miller Building Systems, Inc. and Prodesign, LLC, as well as, a decrease in accounts receivable and inventories at the remaining subsidiaries, partially offset by an increase in cash and cash equivalents. Likewise, the $24.3 million decrease in current liabilities at September 30, 2006 versus December 31, 2005 was also due to the sale of Miller Building Systems and decreases in accounts payable, warranty and litigation accruals at the remaining subsidiaries.

Management believes that the Company’s existing cash and cash equivalents as of September 30, 2006, together with its available revolving credit facility under the August 2006 facility and cash expected to be generated from future operations, will be sufficient to fund future planned capital expenditures and other operating cash requirements for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company's estimates. However, actual results may differ from these estimates under different assumptions or conditions. A summary of the Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company’s 10-K report for the year ended December 31, 2005. During the first nine months of fiscal 2006, there was no material change in the accounting policies and assumptions previously disclosed.

Statement of Operations Classification

The Company calculates its gross profit as the difference between its net sales and the associated cost of sales. Cost of sales consists of direct product costs including inbound freight. The Company classifies the following operating expense categories separately on its statement of operations: delivery, which consists of outbound shipping and handling costs; selling; general and administrative; asset impairments and gains (losses) of sales of assets, net.

The Company’s gross profit may not be comparable to other entities within our industry whose shipping and handling expenses are presented as a component of cost of sales. Delivery expense was $7.1 million and $8.7 million for the three months ended September 30, 2006 and 2005, respectively, and $23.2 million and $25.3 million for the nine months ended September 30, 2006 and 2005, respectively.

FORWARD-LOOKING STATEMENTS

This Form 10-Q Report contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management’s expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks and uncertainties, and are dependent on various factors, many of which are outside the control of the Company. These uncertainties and other factors include, but are not limited to:

▪	the potential fluctuations in the Company's operating results;
▪	the availability for floorplan financing for the Company's recreational vehicle dealers and corresponding availability of cash to the Company;
▪	uncertainties regarding the impact on sales of the disclosed restructuring steps in both the Recreational Vehicle and Housing and Building Segments;
▪	the ability to sell and close the operations for sale as described;
▪	the accuracy of the estimates of the costs to remedy the disclosed recreational vehicle warranty issues;
▪	price volatility of materials used in production and the ability to pass on rapidly increasing costs of product components and raw materials to end buyers;
▪	uncertainties and timing with respect to sales resulting from recovery efforts in the Gulf Coast;
▪	the availability and price of gasoline and diesel fuel, which can impact the sale of recreational vehicles;
▪	the Company's dependence on chassis and other suppliers;
▪	interest rates, which affect the affordability of the Company's products;

Index

▪	the impact of performance on the valuation of intangible assets;
▪	the availability and cost of real estate for residential housing;
▪	the supply of existing homes within the Company's markets;
▪	the impact of home values on housing demand;
▪	the increased size and scope of work of commercial and military housing projects as compared to the Company's traditional single-family homes business;
▪	the ability of the Housing and Building Segment to perform in new market segments where it has limited experience;
▪	adverse weather conditions affecting home deliveries;
▪	potential liabilities under repurchase agreements and guarantees;
▪	changing government regulations, such as those covering accounting standards;
▪	environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability;
▪	legislation governing the relationships of the Company with its recreational vehicle dealers, which may affect the Company’s options and liabilities in the event of a general economic downturn;
▪	consolidation of distribution channels in the recreational vehicle industry;
▪	the impact of consumer confidence and economic uncertainty on high-cost discretionary product purchases, which can hinder the sales of recreational vehicles; and
▪	the state of the recreational vehicle and housing industries in the United States.

Other factors affecting forward-looking statements include:

▪	changes in property taxes and energy costs;
▪	changes in federal income tax laws and federal mortgage financing programs;
▪	competition in the industries in which the Company operates;
▪	consumer confidence;
▪	oil supplies;
▪	the Company’s ability to increase gross margins which are critical to profitability whether there are or are not increased sales;
▪	the Company’s use of incentives at either the wholesale or retail level;
▪	further developments in the war on terrorism and related international crises; and
▪	uncertainties of matters in litigation and other risks and uncertainties.

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

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. During the first nine months of 2006, the Company has utilized its revolving credit facility to meet short-term working capital needs. The Company had $10.8 million outstanding against the revolving credit facility on September 30, 2006.

In January of 2003, the Company entered into various interest rate swap agreements that became effective beginning in October of 2003. These swap agreements, which are designated as cash flow hedges for accounting purposes, effectively convert a portion of the Company's variable-rate borrowings to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. The fair value of the Company's interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. A cumulative loss of $28,000, net of taxes, attributable to changes in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive income (loss) during the third quarter of 2006. Total accumulated loss on the swap agreements for the nine-month period ended September 30, 2006 was $4,000. If in the future the interest rate swap agreements were determined to be ineffective or were terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive income (loss). At September 30, 2006, the Company had two remaining interest rate swap agreements with notional amounts of $3.2 million and $1.6 million, respectively, that were used to convert the variable interest rates on certain industrial development revenue bonds to fixed rates. In accordance with the terms of the swap agreements, the Company pays 3.71% and 3.36% interest rates, respectively, and receives the Bond Market Association Index (BMA), calculated on the notional amounts, with net receipts or payments being recognized as adjustments to interest expense.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

During the first quarter of 2006, the Company outsourced the processing of payroll to a third-party provider. Other than this outsourcing of payroll processing, there have been no changes during the three or nine-month periods ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 6. Exhibits

See Index to Exhibits incorporated by reference herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COACHMEN INDUSTRIES, INC.
(Registrant)

Date: November 2, 2006	By:	/s/ Richard M. Lavers
Richard M. Lavers, Chief Executive Officer

Date: November 2, 2006	By:	/s/ Colleen A. Zuhl
Colleen A. Zuhl, Chief Financial Officer

Index

INDEX TO EXHIBITS

Number Assigned In Regulation S-K, Item 601	Description of Exhibit

(3)(a)(i)	Articles of Incorporation of the Company as amended on May 30, 1995 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

(3)(a)(ii)	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4.2 to the Company's Form S-3 Registration Statement, File No. 333-14579).

(3)(b)	By-Laws as modified through September 9, 2005 (incorporated by reference to the Company's Form 8-K filed September 15, 2005).

*(10)(a)	Severance and Early Retirement Agreement and General Release of All Claims dated October 23, 2006 among Coachmen Industries, Inc. and Claire C. Skinner.

*(10)(b)
Form of Restricted Stock Award Agreement under the Coachmen Industries, Inc. 2000 Omnibus Stock Incentive Program (incorporated by reference to Exhibit A to the Company's Proxy Statement dated March 27, 2000 for its Annual Meeting in 2000).

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

* Management Contract or Compensatory Plan.