Form 10-K
period 2006-12-31
COACHMEN INDUSTRIES INC
filed 2007-03-05
CIK 21212

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006.
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

(574) 262-0123
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Without Par Value,
and associated Common Share Purchase Rights	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

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
Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2006 (the last business day of the registrant's most recently completed second fiscal quarter) was $168.6 million (based upon the closing price on the New York Stock Exchange and that 90.2% of such shares are owned by non-affiliates).

As of February 28, 2007, 15,720,487 shares of the registrant's Common Stock were outstanding.

 Documents Incorporated by Reference

Document	Parts of Form 10-K into which the Document is Incorporated

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2007	Part III

Part I

Item 1.	Business

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

The Company operates in two primary business segments, recreational vehicles and housing. The Recreational Vehicle ("RV") Segment manufactures and distributes Class A and Class C motorhomes, travel trailers, fifth wheels, and camping trailers. The Housing Segment manufactures and distributes system-built modules for residential buildings.

The Company is one of America's leading manufacturers of recreational vehicles with well-known brand names including Coachmen®, Georgie Boy®, Sportscoach®, and Viking®. Through its housing group, Coachmen Industries also comprises one of the nation's largest producers of system-built homes and residential structures with its All American Homes®, Mod-U-Kraf®, and All American Building Systems™. During 2006 the Company sold all of the operating assets of Prodesign, LLC and its Miller Building Systems subsidiary; therefore these entities, along with the All American Homes of Kansas operation, which was sold in December 2005, are considered discontinued operations and have been reported as such in the accompanying financial statements.

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

Recreational Vehicle Segment

RV Segment Products

The RV Segment consists of recreational vehicles. At December 31, 2006, this group consists of the following operating companies: Coachmen RV Company, LLC; Coachmen RV Company of Georgia, LLC; Viking Recreational Vehicles, LLC; a Company-owned retail dealership located in Indiana and a service facility located in Chino, California.

The principal brand names for the RV group are Coachmen®, Georgie Boy™, Sportscoach®, Adrenaline™ and Viking®.

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

RV Segment Marketing

Recreational vehicles are generally manufactured against orders received from RV dealers, who are responsible for the retail sale of the product. These products are marketed through approximately 530 independent dealers located in 49 states and internationally and through the Company-owned dealership. Subject to applicable laws, agreements with most of its dealers are cancelable on short notice, provide for minimum inventory levels and establish sales territories. No dealer or dealer network accounts for 10% or more of the Company's consolidated net sales.

The RV group considers itself customer driven. Representatives from sales and service regularly visit dealers in their regions, and respond to questions and suggestions. Plant charters are established for each manufacturing facility, aligning defined brand charters for each product line with the manufacturing capabilities of each facility. Dedicated sales teams are assigned to each manufacturing facility and the products produced in these manufacturing facilities. Divisions host dealer advisory groups and conduct informative dealer seminars and specialized training classes in areas such as sales and service. Open forum meetings with owners are held at campouts, providing ongoing focus group feedback for product improvements. Engineers and product development team members are encouraged to travel and vacation in Company recreational vehicles to gain a complete understanding and appreciation for the products.

As a result of these efforts, the RV group believes it has the ability to adapt to changes in market conditions. Most of the manufacturing facilities can be changed over to the assembly of other existing products in five to eight weeks. In addition, these facilities may be used for other types of light manufacturing or assembly operations. This flexibility enables the RV group to adjust its manufacturing capabilities in response to changes in demand for its products.

Most dealers' purchases of RV's from the RV group are financed through "floorplan" arrangements. Under these arrangements, a bank or other financial institution agrees to lend the dealer all or most of the purchase price of its recreational vehicle inventory, collateralized by a lien on such inventory. The RV group generally executes repurchase agreements at the request of the financing institution. These agreements typically provide that, for up to twelve to fifteen months after a unit is financed, the Company will repurchase a unit that has been repossessed by the financing institution for the amount then due to the financing institution. Risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased (see Note 12 of Notes to Consolidated Financial Statements). Resulting mainly from periodic business conditions negatively affecting the recreational vehicle industry, the Company has previously experienced some losses under repurchase agreements. Accordingly, the Company has recorded an accrual for estimated losses under repurchase agreements. In addition, at December 31, 2006, the group was contingently liable under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $3.9 million, a decrease of approximately $2.3 million from the $6.2 million in guarantees at December 31, 2005. The RV group does not finance retail consumer purchases of its products, nor does it generally guarantee consumer financing.

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

The RV group's recreational vehicles generally compete at most price points except the ultra high-end, concentrating on the entry to mid level. The RV group strives to be a quality and value leader in the RV industry. The RV group emphasizes a quality product and a strong commitment to competitive pricing in the markets it serves. The RV group estimates that its current overall share of the recreational vehicle market is approximately 3.8% of wholesale shipments, on a unit basis.

The recreational vehicle industry is fairly heavily regulated. The National Highway Traffic Safety Administration (NHTSA), the Transportation Recall Enhancement, Accountability, and Documentation Act (TREAD), state lemon law statutes, laws regulating the operation of vehicles on highways, state and federal product warranty statutes, and state legislation protecting motor vehicle dealerships all impact the way the RV group conducts its recreational vehicle business.

State and federal environmental laws also impact both the production and operation of the Company's products. The Company has an Environmental Department dedicated to efforts to comply with applicable environmental regulations. To date, the RV group has not experienced any material adverse effect from existing federal, state, or local environmental regulations. Elkhart County, which is where most of the recreational vehicle manufacturing facilities of the Company are located, was designated as a non-attainment area, which could impact future air emissions permitting.

Housing Segment

Housing Segment Products

The Housing Segment consists of residential structures. The Company's housing subsidiaries (the All American Homes group, All American Building Systems, LLC, and Mod-U-Kraf Homes, LLC) produce system-built modules for single-family residences, multi-family duplexes, apartments, condominiums, hotels and specialized structures for military use.

All American Homes and Mod-U-Kraf design, manufacture and market system-built housing structures. All American Homes is one of the largest producers of system-built homes in the United States and has five operations strategically located in Colorado, Indiana, Iowa, North Carolina and Ohio. Mod-U-Kraf operates from a plant in Virginia. Together these plants serve approximately 482 independent builders in 32 states. System-built homes are built to the same local building codes as site-built homes by skilled craftsmen in a factory environment unaffected by weather conditions during production. Production takes place on an assembly line, with components moving from workstation to workstation for framing, electrical, plumbing, drywall, roofing, and cabinet setting, among other operations. An average two-module home can be produced in just a few days. As nearly completed homes when they leave the plant, home modules are delivered to their final locations, typically in two to seven sections, and are crane set onto a waiting basement or crawl space foundation.

All American Building Systems, LLC (AABS) was established by the Company in 2003 to pursue opportunities beyond the Company’s core single-family residential housing business. AABS designs and markets system-built living facilities such as single-family home subdivisions, apartments, condominiums, townhouses, senior housing facilities and military housing facilities manufactured by the Company’s housing plants. The modules are delivered to the site location for final installation. Due to transportation requirements, system-built structures are often built with more structural lumber and/or steel than site-assembled structures. Faster construction times also allow our customers to occupy buildings much sooner when compared to site-built buildings.

On March 31, 2006, the Company sold 100% of its interest in the capital stock of Miller Building Systems, Inc. for $11.5 million, consisting of cash of $9.0 and a $2.5 million secured note. The note is to be repaid over 5 years and bears interest at the 1 year LIBOR rate plus 2.75% per annum with quarterly interest payments beginning September 30, 2006. Principal payments of $125,000 per quarter commence on June 30, 2009 and continue through the maturity date of March 31, 2011. In addition, the Company accepted a $2.0 million contingent earn-out note, which will be paid to the Company if certain income metrics are achieved by the acquiring entity. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been adjusted to reflect this business as a discontinued operation. Net sales of Miller Building Systems, Inc. for the years ended December 31, 2006, 2005 and 2004 were $7.5 million, $41.6 million and $40.1 million, respectively, and the pre-tax income (loss) for the years ended December 31, 2006, 2005 and 2004 were $1.5 million, $(8.2) million and $(1.7) million, respectively. In connection with the sale of Miller Building Systems, $1.7 million of industrial revenue bonds were paid off as of March 31, 2006. During April 2006, the Company terminated the $1.5 million and $235,000 interest rate swaps that had been associated with these revenue bonds.

Housing Segment Marketing

The housing group participates in the system-built or modular subset of the overall housing market. Housing is marketed directly to approximately 482 builders in 32 states who will sell, rent or lease the buildings to the end-user.

The housing group regularly conducts builder meetings to review the latest in new design options and component upgrades. These meetings provide an opportunity for valuable builder input and suggestions at the planning stage. The system-built homes business is currently concentrated in the rural, scattered lot markets in the geographic regions served. The Company has launched initiatives to supply product into additional markets, including various forms of single and multi-family residential products for more urban-suburban markets, group living facilities, military housing, motels/hotels and other residential structures.

To further develop its initiatives to expand into additional markets, in 2003 the Company formed a new subsidiary called All American Building Systems, LLC. All American Building Systems is responsible for identifying new markets for the Company's products through channels other than the traditional builder/dealer network.

The success of system-built buildings in the commercial market is the result of innovative designs that are created by listening to customer needs and taking advantage of advancements in technology. While price is often a key factor in the purchase decision, other factors may also apply, including delivery time, quality and prior experience with a certain manufacturer. A significant benefit to the customer is the speed with which system-built buildings can be made available for use compared to on-site construction. The sales staff calls on prospective customers in addition to maintaining continuing contact with existing customers and assists its customers in developing building specifications to facilitate the preparation of a quotation. The sales staff, in conjunction with the engineering staff, maintains ongoing contact with the customer for the duration of the building project.

Housing Segment Business Factors

As a result of transportation costs, the effective distribution range of system-built homes and residential buildings is limited. The normal shipping area from each manufacturing facility is typically 200 to 300 miles for system-built homes and 600 miles for residential buildings.

The overall strength of the economy and the availability and terms of financing used by builders, dealers and end-users have a direct impact on the sales of the housing group. Consequently, increases in interest rates and the tightening of credit due to government action, economic conditions or other causes have adversely affected the group's sales in the past and could do so in the future. The housing group faced a challenging housing market in 2006. The December figures on housing starts from the U.S. Census Bureau show a 24.7% year-over-year decline in new single-family homes nationwide, and a 26.4% decline in the Midwest region served by the group’s plants in Iowa, Indiana and Ohio. The softening of the home markets has now spread to the Southeastern and middle Atlantic markets, which previously were doing relatively well. Single-family housing starts in the South region showed a year-over-year decline of 26.3% in December.

Housing Segment Competition and Regulation

Competition in the system-built building industry is intense, and the housing group competes with a number of entities, some of which have greater financial and other resources than the Company. The demand for system-built homes may be impacted by the ultimate purchaser's acceptance of system-built homes as an alternative to site-built homes. To the extent that system-built buildings become more widely accepted as an alternative to conventional on-site construction, competition from local contractors and manufacturers of other pre-engineered building systems may increase. In addition to the competition from companies designing and constructing on-site buildings, the housing group competes with numerous system-built building manufacturers and manufactured home producers that operate in particular geographical regions.

The housing group competes for orders from its customers primarily on the basis of quality, timely delivery, engineering capability, reliability and price. The group believes that the principal basis on which it competes with on-site construction is the combination of: the timeliness of factory versus on-site construction, the cost of its products relative to on-site construction, the quality and appearance of its buildings, its ability to design and engineer buildings to meet unique customer requirements, and reliability in terms of completion time. Manufacturing efficiencies, quantity purchasing and generally lower wage rates of factory construction, even with the added transportation expense, result in the cost of system-built buildings being equal to or lower than the cost of on-site construction of comparable quality. This process of manufacturing the building modules in a weather-free, controlled environment, while the builder prepares the site, can significantly reduce the time to completion on a customer's project.

Customers of the housing group are generally required to obtain building installation permits from applicable governmental agencies. Buildings completed by the group are manufactured and installed in accordance with applicable building codes set forth by the particular state or local regulatory agencies.

State building code regulations applicable to system-built buildings vary from state to state. Many states have adopted codes that apply to the design and manufacture of system-built buildings, even if the buildings are manufactured outside the state and delivered to a site within that state's boundaries. Generally, obtaining state approvals is the responsibility of the manufacturer. Some states require certain customers to be licensed in order to sell or lease system-built buildings. Additionally, certain states require a contractor's license from customers for the construction of the foundation, building installation, and other on-site work. On occasion, the housing group has experienced regulatory delays in obtaining the various required building plan approvals. In addition to some of its customers, the group actively seeks assistance from various regulatory agencies in order to facilitate the approval process and reduce the regulatory delays.

General
(Applicable to all of the Company's principal markets)

Business Segments

The table below sets forth the composition of the Company's net sales from continuing operations for each of the last three years (dollar amounts in millions):
	2006		2005		2004
	Amount	%	Amount	%	Amount	%

Recreational Vehicles	$404.7	71.7	$522.2	74.3	$593.8	74.0

Housing	159.7	28.3	180.2	25.7	208.6	26.0

Total	$564.4	100.0	$702.4	100.0	$802.4	100.0

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

Employees

At December 31, 2006, Coachmen employed 2,655 people, 671 of whom are salaried and involved in operations, engineering, purchasing, manufacturing, service and warranty, sales, distribution, marketing, human resources, accounting and administration. The Company provides group life, dental, vision services, hospitalization, and major medical plans under which the employee pays a portion of the cost. In addition, employees can participate in a 401(k) plan and a stock purchase plan. Certain employees can participate in a stock option plan and in deferred and supplemental deferred compensation plans (see Notes 8 and 9 of Notes to Consolidated Financial Statements). The Company considers its relations with employees to be good.

Research and Development

During 2006, the Company’s continuing operations spent approximately $6.7 million on research related to the development of new products and improvement of existing products. The amounts spent in 2005 and 2004 were approximately $7.2 million and $7.0 million, respectively.

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

The recreational vehicle industry is highly competitive. In the calendar year 2006, sales from the ten largest manufacturers represented approximately 92.7% of the retail market for motorhomes, while our sales represented approximately 8.0% of the total retail market. The market for motorized products is highly concentrated. This concentration is due in part to the higher barriers to entry within the motorized market, including the significant capital required for fixed asset investment, higher level of government regulation and dependence on a limited number of chassis suppliers.

In towable products, the ten largest manufacturers accounted for approximately 81.5% of retail sales, while our sales represented approximately 2.8% of total retail sales in 2006. The towable market is much more fragmented, partially due to the lower barriers to entry. New competitors enter this market each year, causing increased competitive pressures for existing manufacturers. Towables made in China are now being offered for sale in the U.S for the first time. Competitive pressures, especially at the entry-level for travel trailers, have resulted in a reduction of overall profit margins. Increased competition could have a material adverse effect on our future results of operations.

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

The housing industry is also highly competitive. Although we produce system-built homes and residential structures, management considers competition in the Housing Segment to come from three sources:

•	traditional site-built homebuilders,

•	other system-built housing producers, and

•	manufactured home producers.

Among system-built competitors, management believes that we are one of the largest competitors in the industry, which is characterized by numerous small, local manufacturers throughout the country. Recently, consolidation is an increasing trend among system-built manufacturers, resulting in competitors that are larger and potentially better capitalized. Less than 2% of total housing starts are system-built. Therefore, many of the largest nationwide traditional homebuilders are much larger than us, with much greater access to cash and other resources. As these large competitors expand into our markets, added competitive pressure may adversely affect revenues and margins in the Housing Segment.

In addition to large national competitors, we also compete with smaller local builders. These local builders can often offer prices and other products and services that are competitive with those we offer because of their lower fixed asset investment and smaller cost structure. These competitors may also have an adverse impact on our builder partners in affected markets resulting in reduced revenues and profitability of the Housing Segment.

Actions taken pursuant to our restructuring plan may have an adverse impact on our earnings and financial position.

In 2005, we outlined a number of actions to restructure the Company under an “Intensive Recovery Plan” which was largely implemented by the close of 2006 and which included the sale of unprofitable units, the closure or consolidation of production facilities, the sale of non-operating assets and a reduction in salaried workforce. The success of the Intensive Recovery Plan depends on our ability to realize estimated cost savings resulting from the restructuring. Inability to realize these cost savings may materially adversely affect our future operating results and financial position.

The ability to attract and retain qualified senior managers may adversely affect our operating results.

Early in 2006, our President and Chief Operating Officer (COO), Matthew Schafer was terminated, and as a result, the Chairman and Chief Executive Officer, Claire Skinner assumed the duties performed by the President and COO on an interim basis.

In August 2006, our Chairman and Chief Executive Officer (CEO) elected to take early retirement. Our Lead Director, William Johnson, was named Chairman of the Board, our Chief Financial Officer (CFO), Richard Lavers was named CEO and our Controller, Colleen Zuhl was named CFO.

Beginning in late 2006, we named a new senior management team for our housing group. Rick Bedell was named President of the housing group, effective January 1, 2007. Del Herr was named Executive Vice President of Operations for the housing group, effective December 12, 2006. We also promoted Dave Kurth to Vice President - Field Operations and Special Projects for the housing group. Subsequent to the end of 2006, we named Art Breitenstein as Vice President of Sales and Marketing for the Company's housing group. While we believe these appointments strengthen the Company’s management, there can be no guarantee they will positively affect our operating results.

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

We have experienced, and will likely continue to experience, significant variability in sales, production and net income as a result of seasonality in our two business segments. Demand for recreational vehicles and housing generally declines during the winter season, while sales and profits in both segments are generally highest during the spring and summer seasons. In addition, unusually severe weather conditions in some markets may cause delays in laying foundations or other site preparation work which may result in delayed deliveries of our system-built homes. In some markets, so-called “frost laws” may limit the size and weight of vehicles permitted on roadways, thus limiting our ability to deliver and set our homes. Consequently, we may experience lower production, revenues and profitability with higher inventory levels in the Housing Segment due to weather and weather-related factors.

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

We provide customers of our products with a warranty covering defects in material or workmanship for periods generally ranging from one to two years in length, and up to ten years on certain structural components. We record a liability based on our estimate of the amounts necessary to settle future and existing claims on products sold. Such costs are accrued at the time products are sold and included in the cost of sales. Such claims are generally not insurable, and in some cases may give rise to a repurchase of an RV unit and payment of other damages under “lemon laws.” Should warranty claims arise which exceed our historical experience and associated accrued liabilities, such costs may have a material adverse effect on our cost of sales and profitability. During 2005, we experienced a $14.0 million increase in warranty costs related to continuing operations due to specific warranty reserves established and costs incurred for the recall of camping trailer lift systems and the repair of laminated sidewalls of certain of our recreational vehicles. Further, some jurisdictions have laws providing for a multiple recovery on warranty claims in some circumstances. The possibility for class actions also exists. The sizable product warranty claims relating to sidewalls and camping trailer lift systems damaged our reputation among RV dealers and consumers, which impacted our operating and financial results in 2006 and may continue to do so in the future.

Increased costs, including costs of component parts and labor may adversely affect our profitability if such costs cannot be offset because of market forces or price-protected contracts with builders.

Our financial results may be significantly adversely affected by the availability and pricing of manufacturing components (particularly those with substantial steel, copper, plastic or lumber content) and labor. We attempt to mitigate the effect of any cost inflation in raw materials, components and labor by negotiating with current or new suppliers, contract price escalators, increasing labor productivity or increasing the sales prices of our products. However, we cannot assure that such actions will not have an adverse impact on the competitiveness of our products and result in declining revenues. If we are unable to successfully offset increases in manufacturing costs, this could have a material adverse impact on margins, operating income and cash flows. If we increase prices to offset higher manufacturing costs, the benefit of such increases may lag behind the rise in manufacturing costs. Specifically, in the Housing Segment, it takes time to implement such price increases. Further, we make a commitment to builders and consumers to provide a minimum level of price protection during the period when consumers are arranging financing for their home purchases.

During the period of rapid material cost inflation in early 2004 and again with unusual commodity increases in 2006, our margins were adversely affected by the number of price protected sales contracts with builders. Although we took steps to mitigate this risk in the future, there can be no assurance that rapid material or labor cost inflation will not have a negative impact on our future operating or financial results.

Changes to or increases in the regulations governing our businesses could have a material impact on operating and financial results.

Both the Recreational Vehicle and Housing Segments are subject to extensive federal, state and local regulations, including:

•	the National Highway Traffic Safety Administration (NHTSA),

•	the Transportation Recall Enhancement, Accountability, and Documentation Act (TREAD),

•	state lemon law statutes,

•	laws regulating the operation of vehicles on highways,

•	state and federal product warranty statutes,

•	state legislation protecting motor vehicle dealerships, and

•	state and local zoning laws and building codes.

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

We may not be able to fully utilize our deferred tax assets.

We have historically carried as assets on our books tax loss carry-forwards from past results and other deferred tax assets for continuing operations in the amount of $24.4 million, which can be used to offset taxes on future income for periods of up to 20 years. However, because of the losses incurred over the last two years, financial accounting standards required us to write down all of these deferred tax assets since we were not certain that we could take full advantage of them over the next few years. Accordingly, even though we expect to be able to utilize these carry-forwards to reduce taxes against future income prior to their expiration, in the fourth quarter of 2006 we were required to record a non-cash charge for the full book value of these deferred tax assets. This resulted in a net income tax expense of $19.8 million for the quarter even though there was no associated income tax payment or any effect on cash. Despite this charge, the tax loss carry-forwards still remain available to the Company for future use even though their carrying value on our books was reduced to zero. In fact, the majority of the Company’s operating loss carry-forwards do not begin to expire until 2026, and may continue to be used to offset taxes on income the Company generates until at least that time.

Failure to comply with environmental regulations could result in significantly increased costs and capital expenditures.

State and federal environmental laws also impact both the production and operation of our products. We have an Environmental Department dedicated to efforts to comply with applicable environmental regulations. To date, the Company has not experienced any material adverse effect from existing federal, state, or local environmental regulations. Elkhart County, Indiana, which is where most of our recreational vehicle manufacturing facilities are located, was designated as a non-attainment area, which could impact future air emissions permitting. Failure to comply with present or future environmental regulations may result in fines, potential civil and criminal liability, and suspension of production or operations, alterations to the manufacturing process, costly cleanup efforts or increased capital expenditures.

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

In accordance with customary practice in the RV industry, we enter into repurchase agreements with various financial institutions under which we agree to repurchase product at declining prices over the term of the agreements (typically 12 months), if an independent retailer defaults in its obligation to these credit sources. The difference between the gross repurchase price we pay and the price at which the repurchased product can then be resold, which is typically at a discount to the original sale price, represents a financial expense to us. As a result, if we were obligated to repurchase a large number of recreational vehicles in the future, this could increase costs, which could have a negative effect on earnings. A tightening of credit standards by lenders and more aggressive collection efforts by lenders could result in more defaults by dealers. These defaults could trigger repurchase obligations on us that may be higher than historical levels. In 2006, we repurchased 93 recreational vehicles at an aggregate purchase price of $5.0 million, incurring an additional discount of about $496,000, compared to repurchases of 119 recreational vehicles at an aggregate gross purchase price of $5.0 million, incurring an additional discount of approximately $176,000 in 2005.

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

The introduction of new products is critical to the success of our Recreational Vehicle Segment. We incur additional costs when new products are introduced, such as research and development costs, engineering costs, and initial labor or purchasing inefficiencies. Additionally, we may incur unexpected expenses, including those associated with unexpected engineering or design flaws that will force a recall of a new product. In the past, we have experienced recalls that resulted in temporary plant shutdowns and disruptions of the supply of finished product to the wholesale market. In addition, we may be prompted to offer additional incentives to stimulate the sales of products not adequately accepted by the market, or to stimulate sales of older or obsolete products. These types of costs could be substantial and could have a significant adverse effect on our financial results.

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

Over the last several years, several large scale recreational vehicle dealers have grown to represent a significant presence in the industry. In addition, one major consolidator of RV dealers has grown through acquisition to 53 retail locations throughout the United States. Although the chain of dealers is a customer of our RV group, the chain represents less than 10% of the group’s total RV sales.

The expansion of large scale dealers and the continued consolidation of dealerships among large players may result in increased pricing pressures in the industry in general and on us in particular. Such pressure exerted by the distribution channel may have a material adverse effect on the RV group’s revenues and profitability.

The market for our Housing Segment is heavily concentrated in the Midwestern United States, and a continued weakness in demand in that area could have a material negative effect on revenues and profitability.

Our Housing Segment is geographically concentrated, with three of its largest production facilities located in the Midwest. Softness in the housing market within the Midwest negatively impacted revenues and profitability at our production facilities in Ohio, Indiana, and Iowa in 2006. Softness in the housing market also spread in 2006 to the Southeast and Middle Atlantic regions, negatively impacted revenues and profitability at our production facilities in Virginia and North Carolina. We can offer no assurance that the demand for our homes will not remain weak in the Midwest or other areas in which we have a high sales concentration (such as the Southeast and Middle Atlantic regions). Any decline in sales could have a material adverse effect on our revenues and profitability.

The performance of our Housing Segment in new markets may adversely affect revenues and profitability.

Beginning in 2003, our Housing Segment formed All American Building Systems to pursue opportunities beyond its core single-family housing market. We have limited experience in producing multi-family residential structures, and limited experience in managing large-scale construction projects. The ability of the housing group to perform in these new markets presents a number of risks, including the following:

•	potential inability to meet contract specifications and timetables for large-scale projects,

•	performance of our business partners and (sub) contractors on large-scale projects,

•	potential increased liability from possible larger claims resulting from large-scale projects,

•	construction of new products with significantly different designs from single-family homes,

•	compliance with state and local building codes and zoning laws, and

•	production scheduling to meet demand from existing builders and large projects.

Further, the per-project risks are higher for large-scale projects than with single-family homes. If we fail to identify and mitigate these risks, they may have a material adverse effect on revenues and profitability.

Item 1B.  Unresolved Staff Comments

None.

Item 2.	Properties

The Registrant owns or leases 2,974,061 square feet of plant and office space, located on 756.0 acres, of which 2,437,941 square feet are used for manufacturing, 222,476 square feet are used for warehousing and distribution, 46,024 square feet are used for research and development, 128,940 square feet are used for customer service and 138,680 square feet are offices. Included in these numbers are 39,310 square feet leased to others and 290,180 square feet available for sale or lease. The Registrant believes that its present facilities, consisting primarily of steel clad, steel frame or wood frame construction and the machinery and equipment contained therein, are well maintained and in good condition.

The following table indicates the location, number and size of the Registrant's properties by segment as of December 31, 2006:

Location	Acreage	No. of Buildings	Building Area (Sq. Ft.)

Properties Owned and Used by Registrant:

Recreational Vehicle Group

Fitzgerald, Georgia	29.6	5	170,670
Elkhart, Indiana	6.0	1	29,886
Middlebury, Indiana	170.8	27	1,138,643
Centreville, Michigan	105.0	4	84,865
Subtotal	311.4	37	1,424,064

Housing Group

Milliken, Colorado	23.0	1	151,675
Decatur, Indiana	40.0	2	215,995
Dyersville, Iowa	20.0	1	168,277
Rutherfordton, North Carolina	37.8	1	169,177
Zanesville, Ohio	23.0	2	129,753
Rocky Mount, Virginia	39.6	5	199,693
Subtotal	183.4	12	1,034,570

Other

Elkhart, Indiana	16.4	3	53,841
Middlebury, Indiana	1.3	2	4,800
Subtotal	17.7	5	58,641

Total owned and used	512.5	54	2,517,275

Properties Leased and Used by Registrant:

Recreational Vehicle Group

Chino, California	4.7	3	84,296
Elkhart, Indiana	7.8	1	43,000

Total leased and used	12.5	4	127,296

Location	Acreage	No. of Buildings	Building Area (Sq. Ft.)

Properties Owned by Registrant and Leased to Others:

Other

Crooksville, Ohio	10.0	2	39,310

Total owned and leased	10.0	2	39,310

Properties Owned by Registrant and Available for Sale or Lease:

Recreational Vehicle Group

Edwardsburg, Michigan	48.7	6	203,870
Subtotal	48.7	6	203,870

Housing Group

Decatur, Indiana	3.3	2	86,310
Rocky Mount, Virginia	5.0	-	-
Subtotal	8.3	2	86,310

Other

Middlebury, Indiana	164.0	-	-
Subtotal	164.0	-	-

Total owned and available for sale or lease	221.0	8	290,180

Total Company	756.0	68	2,974,061

Item 3.	Legal Proceedings

During the second quarter of 2004, the Company entered into an agreement to provide financing of up to $4.9 million to a developer for the construction of a hotel for which the Company was to provide modular units. As of December 31, 2006, the Company provided $2.3 million in financing to the developer under this arrangement. The loans are collateralized by a first priority interest in all tangible and intangible property of the borrower. The developer was unable to obtain a building permit, so the Company is pursuing its legal remedies through litigation to recoup the financing extended to date. No additional funding has been or will be provided. During the fourth quarter of 2006, the Company obtained title to the real estate that was partial collateral for this Note. In the event the sale of the property does not generate proceeds sufficient to cover the financing previously provided, the Company will continue pursuing its legal remedies to recover any deficiency. As of December 31, 2006, the Company has reserved an amount for which Management believes the Company may not recover, however, there is a potential for exposure in excess of the amount reserved.

During 2005, the Company settled a personal injury suit for $5.0 million, $1.0 million of which was paid by the Company’s primary insurance carrier. The Company’s self-insured retention is $250,000. During 2005, the Company paid $1.5 million in addition to the amount paid by its primary carrier and recorded another current liability of $2.5 million to recognize the remaining amount to be paid on the settlement and the $250,000 retention. During June 2006, the remaining liability of $2.5 million was paid. Since the excess carrier initially denied coverage, the Company filed suit against the excess carrier to enforce coverage. During the first quarter of 2006, the matter was settled for $2.9 million, which the Company received on March 15, 2006 and was recorded as a reduction to the RV Segment’s general and administrative expenses. There remains ongoing litigation against other parties to recover the balance over the retention.

On November 21, 2006 the Company received a summons from the Internal Revenue Service which requires the Company to produce various documents relating to its research and development claims filed with the Internal Revenue Service for the tax years 1999 through 2004.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted during the quarter ended December 31, 2006 to a vote of security holders, through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

The following table sets forth the executive officers of the Company, as of December 31, 2006:

Name	Position

Richard M. Lavers	Chief Executive Officer

Colleen A. Zuhl	Chief Financial Officer

Michael R. Terlep, Jr.	President, CLI dba Coachmen RV Group and President, Coachmen Recreational Vehicle Company, LLC

Leslie G. Thimlar	Vice President, Human Resources

Richard M. Lavers (age 59) was named Chief Executive Officer of the Company in August 2006. In December 2005, he was named Chief Financial Officer and Chief Administrative Officer of the Company. Mr. Lavers assumed the position of Executive Vice President of the Company in May 2000 and served as General Counsel and Secretary of the Company from March 1999. He joined the Company in October 1997 as General Counsel. From 1994 through 1997 Mr. Lavers was Vice President, Secretary and General Counsel of RMT, Inc. and Heartland Environmental Holding Company. Mr. Lavers earned both his B.A. degree and his J.D. degree from the University of Michigan.

Colleen A. Zuhl (age 40) assumed the position of Chief Financial Officer in August 2006 and had previously served as the Company’s Vice President and Controller since joining the Company in April 2004. In December 2005, Mrs. Zuhl also assumed the duties of Chief Accounting Officer for the Company. From 1988 to 2004, Mrs. Zuhl was employed by Ernst & Young, LLP, most recently as a Senior Audit Manager. Mrs. Zuhl earned a B.S. degree from Hillsdale College.

Michael R. Terlep, Jr. (age 45) was appointed President of Coachmen Recreational Vehicle Company in June 1997. Prior to that he was Executive Vice President of Coachmen RV, with retained responsibility for product development, among other duties, since 1993. He was given the additional responsibility of General Manager of the Indiana Division in 1995. Prior to his promotion to Executive Vice President, Mr. Terlep served as Vice President of Sales and Product Development from 1990 to 1993. He has held several other management positions with the Company since joining Coachmen in 1984. He received his B.A. degree from Purdue University.

Leslie G. Thimlar (age 51) was appointed Vice President, Human Resources for Coachmen Industries in 2001. Prior to that, he was Assistant Vice President, Human Resources from 1996 through 2001 with responsibility for corporate human resource functions. From 1986 until 1996 Thimlar served as Vice President, Human Resources for Ancilla Health Care. He received his B.S. and M.P.A. degrees from Indiana University.

Part II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

The following table discloses the high and low sales prices for Coachmen's common stock during the past two years as reported on the New York Stock Exchange, along with information on dividends declared per share during the same periods.

	High & Low Sales Prices		Dividends Declared
	2006	2005	2006	2005

1st Quarter	$13.28 - 10.71	$17.49 - $13.46	$.06	$.06

2nd Quarter	11.95 - 10.30	14.11 - 11.22	.06	.06

3rd Quarter	12.16 - 8.90	14.50 - 11.23	.03	.06

4th Quarter	12.90 - 10.09	12.63 - 10.76	.03	.06

The Company's common stock is traded on the New York Stock Exchange: stock symbol COA. The number of shareholders of record as of February 28, 2007 was 1,730.

See Item 12 for the Equity Compensation Table.

The Company did not repurchase any shares of its stock during the fourth quarter of the fiscal year ended December 31, 2006.

Item 6.	Selected Financial Data

Five-Year Summary of Selected Financial Data
-Year Ended December 31-
(in thousands, except per share amounts)

	2006	2005	2004	2003	2002

Net sales	$564,382	$702,425	$802,346	$636,891	$582,921
Gross profit	49,421	55,960	112,826	92,395	88,585
Net income (loss) from continuing operations	(33,215)	(19,360)	14,258	8,443	11,926
Discontinued operations
Loss from operations of discontinued entities	(795)	(6,370)	(659)	(1,078)	(1,997)
Gain (loss) on sale of assets of discontinued entities	2,205	(620)	1,735	-	-
Income (loss) from discontinued operations	1,410	(6,990)	1,076	(1,078)	(1,997)
Net income (loss)	$(31,805)	$(26,350)	$15,334	$7,365	$9,929

Earnings (loss) per share - Basic
Continuing operations	$(2.12)	$(1.24)	$.92	$.55	$.74
Discontinued operations	.09	(.45)	.07	(.07)	(.12)
Net earnings (loss) per share - Basic	(2.03)	(1.69)	.99	.48	.62

Earnings (loss) per share - Diluted
Continuing operations	(2.12)	(1.24)	.92	.55	.74
Discontinued operations	.09	(.45)	.07	(.07)	(.12)
Net earnings (loss) per share - Diluted	$(2.03)	$(1.69)	$.99	$.48	$.62

Cash dividends per share	$.18	$.24	$.24	$.24	$.22

At year-end:

Working capital (1)	$62,784	$93,308	$121,312	$95,963	$93,574
Total assets	243,134	322,816	357,723	310,688	293,195
Long-term debt	3,862	12,913	14,943	9,419	10,097
Shareholders' equity	160,331	193,803	224,418	211,151	209,426
Book value per share	$10.20	$12.30	$14.27	$13.58	$13.37
Number of employees	2,655	3,677	4,416	4,490	4,233

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

EXECUTIVE SUMMARY

The Company was founded in 1964 as a manufacturer of recreational vehicles and began manufacturing system-built homes in 1982. Since that time, the Company has evolved into a leading manufacturer in both the recreational vehicle ("RV") and housing business segments through a combination of internal growth and strategic acquisitions.

The Company's business segments are subject to certain seasonal demand cycles and changes in general economic and political conditions. Demand in the RV and certain portions of the Housing Segments generally declines during the winter season, while sales and profits are generally highest during the spring and summer months. Inflation and changing prices have had minimal direct impact on the Company in the past in that selling prices and material costs have generally followed the rate of inflation. However, in 2004, rapid escalation of prices for certain raw materials combined with a number of price protected sales contracts adversely affected profits in the Housing Segment. The RV Segment was also affected adversely by raw material inflation, but to a lesser degree due to material surcharges added to the prices of products sold to dealers. Changes in interest rates impact both the RV and Housing Segments, with rising interest rates potentially dampening sales.

In support of the Housing Segment’s growing demand in the Atlantic and Southeastern states, the Company embarked on a 62,000 square-foot plant expansion of its Virginia operation, which was completed in the third quarter of 2006. The Virginia facility has encountered production delays and capacity constraints amid surging order flow and backlogs since 2003. The new plant expansion is expected to increase annual production capacity by approximately 40%.

In order to supplement the Company’s single-family residential housing business, the Housing Segment continues to pursue opportunities for larger projects in multi-family residential and commercial markets for 2007 and beyond. The prospects of the Company’s All American Building Systems (AABS) major projects branch continue to improve, but it did not significantly contribute to earnings in 2006 due to the long incubation periods for new projects. During 2006, AABS was a member of a consortium that was awarded a contract for the second phase of barracks construction at Fort Bliss in Texas. In addition, a number of bids involving large military construction projects are in the various stages of review, and management anticipates being awarded several of these new projects which may have a significant positive impact on operating results beginning in 2007 and beyond. Another opportunity for the housing group involves the reconstruction of the Gulf Coast regions damaged by the hurricanes in 2005. As the infrastructure, including basic utilities, vital services and transportation networks are restored, the Company expects to receive contracts for its modular homes and multi-family structures which offer better costs, structural integrity and timeliness of completion than other alternatives. The first such contract was signed during 2006 with the housing group agreeing to provide two dozen systems-built homes for a neighborhood near New Orleans, with that initial order subsequently expanded to include twice as many homes.

Intensive Recovery Plan

During 2005, the Company’s Board of Directors approved a comprehensive operational and cost structure realignment and restructuring plan (the Intensive Recovery Plan), which was largely implemented by the close of 2006 and is intended to improve operating performance and ensure financial strength.

Despite the unacceptable bottom line results in 2006, the Company has begun to see positive results from its Intensive Recovery Plan. The Company has completed the sale of several businesses and other properties, reduced expenses, and improved operating efficiencies, partially through the consolidation of a number of operations.

When describing the impact of these restructuring plans, all determinations of the fair value of long-lived assets were based upon comparable market values for similar assets.

During 2005, approximately 140 salaried positions were eliminated throughout the Company. Severance costs related to the eliminations were approximately $0.7 million, of which $0.5 million was paid by December 31, 2005 and $0.2 million was paid during 2006.

In September 2005, the Company announced the relocation of Georgie Boy Manufacturing, LLC (GBM) from Edwardsburg, Michigan to a newer, more efficient motorhome production facility within its Middlebury, Indiana manufacturing complex. GBM has continued to control and focus on its independent product design, sales, and marketing efforts to ensure the continued strength of the GBM brand with consumers and its separate dealer body, while realizing operating and administrative synergies. The relocation was completed late in the fourth quarter of 2005. This internal restructuring is intended to improve operating efficiencies and capacity utilization within the RV Segment.

On January 13, 2006, the Company sold all operating assets of Prodesign, LLC. The total sales price was $8.2 million, of which the Company received $5.7 million in cash, a $2.0 million promissory note and $0.5 million to be held in escrow to cover potential warranty claims and uncollectible accounts receivable, as defined in the sale agreement. The promissory note is to be repaid over a period of 10 years, using an amortization period of 15 years, and bears interest at 6% per annum with interest only payments being required in the first three years. Any funds remaining in the escrow account after a period of 13 months will revert to the Company. In accordance with Statement of Financial Accounting Standard No. 144, Prodesign qualified as a separate component of the Company’s business and as a result, the operating results of Prodesign have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. In conjunction with the classification of Prodesign as a discontinued operation, management allocated goodwill of $0.3 million to the discontinued operations from the Recreational Vehicle Segment goodwill based on the relative fair value of the discontinued operations to the Recreational Vehicle Segment. The $0.3 million of allocated goodwill has been included in the calculation of the final gain on sale of assets in the first quarter of 2006. Net sales of Prodesign for the years ended December 31, 2006, 2005 and 2004 were $0.4 million, $14.2 million and $12.5 million, respectively, and the pre-tax income (loss) for the years ended December 31, 2006, 2005 and 2004 were $2.0 million, $(0.7) million and $0.3 million, respectively.

The Company has ceased operations at the All American Homes operation in Springfield, Tennessee. The closure of the Tennessee location resulted in an asset impairment charge of approximately $1.1 million, which was recorded in the third quarter of 2005. On December 15, 2006 the Company completed the sale of this property for approximately $3.2 million, which resulted in a pre-tax gain of approximately $1.1 million. In connection with the sale of this property, $1.2 million of industrial revenue bonds were paid off as of December 15, 2006. During December 2006, the Company also terminated the $1.2 million interest rate swap that had been associated with these revenue bonds. The closure and sale of the Tennessee facility should have minimal impact on revenues, as all existing builders in that region will continue to be served by the Company’s housing operations in Indiana, Ohio and North Carolina, but should improve profitability by eliminating the possibility of further losses at this location.

On December 31, 2005, the Company sold all operating assets of the All American Homes Kansas division. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of the Kansas division for the years ended December 31, 2006, 2005 and 2004 were $0.0 million, $9.7 million and $10.2 million, respectively, and the pre-tax income (loss) for the years ended December 31, 2006, 2005 and 2004 were ($0.4) million, $(2.9) million and $0.2 million, respectively.

On March 31, 2006, the Company sold 100% of its interest in the capital stock of Miller Building Systems, Inc. for $11.5 million, consisting of cash of $9.0 and a $2.5 million secured note. The note, which is included in other long-term assets on the Consolidated Balance Sheet, is to be repaid over 5 years and bears interest at the 1 year LIBOR rate plus 2.75% per annum with quarterly interest payments beginning September 30, 2006. Principal payments of $125,000 per quarter commence on June 30, 2009 and continue through the maturity date of March 31, 2011. In addition, the Company accepted a $2.0 million contingent earn-out note, which will be paid to the Company if certain income metrics are achieved by the acquiring entity. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of Miller Building Systems, Inc. for the years ended December 31, 2006, 2005 and 2004 were $7.5 million, $41.6 million and $40.1 million, respectively, and the pre-tax income (loss) for the years ended December 31, 2006, 2005 and 2004 were $1.5 million, $(8.2) million and $(1.7) million, respectively. In connection with the sale of Miller Building Systems, $1.7 million of industrial revenue bonds were paid off as of March 31, 2006. During April 2006, the Company terminated the $1.5 million and $235,000 interest rate swaps that had been associated with these revenue bonds.

In conjunction with the actions noted above, during the fourth quarter of 2005 management allocated goodwill of $0.7 million to the discontinued operations from the Housing Segment goodwill based on the relative fair value of the discontinued operations to the entire Housing Segment. The $0.7 million of allocated goodwill consisted of $0.6 million allocated to Miller Building Systems, which was written off as part of the 2005 loss from operations of discontinued operations and $0.1 million allocated to All American Homes of Kansas, which was included in the 2005 loss on sale of assets of discontinued operations. During the first quarter of 2006, an additional $0.3 million of goodwill was allocated to Miller Building Systems based on the final sales price relative to the fair value of the entire Housing Segment. The additional $0.3 million of allocated goodwill was written off as part of the 2006 gain on sale of assets of discontinued operations.

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

During the third quarter of 2006, a number of smaller properties were sold for a net pre-tax gain of approximately $0.3 million. On June 8, 2006, the Company completed the sale of its corporate aircraft for approximately $2.3 million, which resulted in a pre-tax gain of approximately $1.7 million. On June 30, 2006, the Company sold property located in Palm Shores, Florida for $2.5 million, which resulted in a pre-tax gain of approximately $1.2 million. During June 2006, the Company also sold two parcels of the former Georgie Boy Manufacturing complex for total proceeds of $0.7 million, which resulted in a pre-tax gain of approximately $0.4 million.

On December 28, 2006 the Company contracted for the sale of a property located in Roanoke, Virginia for approximately $1.3 million, consisting of cash of $0.1 million and a note receivable of $1.2 million, which resulted in pre-tax gain of approximately $1.2 million.

Housing Segment

The housing group faced a challenging housing market in 2006, which had a significant impact on the group’s results. The December figures on housing starts from the U.S. Census Bureau show a 24.7% year-over-year decline in new single-family homes nationwide, and a 26.4% decline in the Midwest region served by the group’s plants in Iowa, Indiana and Ohio. The softening of the home markets has now spread to the Southeastern and middle Atlantic markets, which previously were doing relatively well. Single-family housing starts in the South region showed a year-over-year decline of 26.3% in December.

In the backdrop of such a difficult market, the housing group has seen the weakness in its core Midwestern markets spread into the Southeast and Middle Atlantic regions, negatively impacting the group’s operations in North Carolina and Virginia. All of group’s markets have experienced sharp discounts and incentives, and increased levels of new home inventories. As the downward pressure on new home sales persists, the group will likely see the more aggressive discounts and incentives by home builders continue. To mitigate these conditions, management is placing more emphasis on providing value to builders and consumers through the group’s products. To this end, the group introduced two new entry-level home collections in 2006 and will be introducing two new collections of homes to its builders at the upcoming Builder Meeting in March 2007. Management’s overriding goal with these actions is to provide the group’s builders with the products and tools they need to best meet the challenges of their local markets.

The Company also replaced virtually the entire management team at the All American operation in Colorado during 2006 in response to operating difficulties and inefficiencies.

Management continued to work to mitigate the group’s dependence on traditional scattered-lot single-family housing markets by expanding into multi-family residential structures through All American Building Systems, or AABS. In 2006, AABS was a leading member of a consortium that was awarded a project for the second phase of barracks construction at Fort Bliss in Texas. Management anticipates more similar projects to be released for bid over the first half of 2007. Management also is pursuing opportunities in the Gulf Coast region, and has orders to provide systems-built homes for a neighborhood near New Orleans. In addition, the group is shifting its strategy to target “large projects” such as dormitories, condominiums and apartment complexes. The group’s Virginia operation has already shifted in that direction in response to a softening in its local single-family housing market.

Overall, 2006 was a difficult year for the housing group, but management took aggressive steps to reduce operating costs and maintain profitability despite lower revenues. At the end of 2006, the group installed a new senior management team with the talent, experience and drive to lead it forward. Management is aggressively seeking new ways to strengthen the group’s traditional markets while pursuing growth in new areas.

Recreational Vehicle Segment

Despite the improvements recognized in the RV group’s operations throughout 2006, low sales volumes and production levels resulted in unacceptable bottom line results for the year. To address the unacceptable level of revenues, the RV group has embarked on a number of actions to drive revenue growth and enhance profitability.

As clearly evident in the Company’s research, Industry research and other published findings, the customers identify quality throughout our Industry as an opportunity. Management believes that it can create a differentiating and marketable advantage by elevating the level of product quality. To accomplish this, the group has launched a number of initiatives. The most important of these initiatives is the involvement of the entire Team, inclusive of our production workforce. Management implemented a pilot quality incentive program for the production workforce in September 2006. The goals of this program were to motivate all team members to take full ownership of the quality of products produced in each plant, as well as, to provide concrete, quantifiable measures of quality that could be applied to all plants. The results of this pilot program were very successful, not only in the reduction in the number of defects per unit, but also in the response of dealers. This program has since been expanded into a company-wide quality program that rewards meaningful continuous improvement in the quality of our products at each and every production facility and includes all disciplines of operations - engineering, production and purchasing.

In addition, the RV group facility in Georgia consolidated operations into a single plant and entirely changed its focus to the rapidly growing sport utility trailer (SUT) segment of a market rather than the large variety of different models previously produced.

With regard to product line weakness, the RV group made significant strides in improving its product offerings and reducing product complexity. At the National RV Trade Show held annually in Louisville, the Company’s products displayed showed a substantial improvement in innovation resulting from the group’s new product development process. Over 30% of the products on display at Louisville were new and innovative products and were developed within the 90 days leading up to the show, including the all new Aurora Class A featuring a full wall slide-out and the innovative Blast multi-purpose hauler, a light-weight trailer that is suitable for work during the week and play on the weekends and vacations.

Management believes there are still opportunities to reduce material costs, which is where the majority of the group’s cost of sales lies. In order to bolster strategic sourcing efforts, the RV group recently hired a Vice President of Finance and Strategic Sourcing. Management is also currently redefining the organizational structure and processes of its strategic sourcing group. In order to quickly achieve significant results, management has engaged consultants to assist with identifying and executing strategic sourcing action plans. The ultimate goal of these actions is to improve quality and reduce cost in order to improve margins. Management also intends to apply best practices from this effort to purchasing and material sourcing in the housing group.

Despite the difficult year, management is optimistic that the hard work of its entire team will pay substantial future dividends. Management will strive to leverage the many changes and improvements that have been made throughout the RV group to generate improved results and market share gains in 2007 and the years ahead.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Consolidated Statements of Operations and the percentage change in the dollar amount of each such item from that in the indicated previous year (in thousands):
							Percentage Change
		Percentage		Percentage		Percentage	2006	2005
		of		of		of	to	to
	2006	Net Sales	2005	Net Sales	2004	Net Sales	2005	2004
Net sales:
Recreational vehicles
Motorhomes	$266,246	47.2%	$350,876	50.0%	$421,325	52.5%	(24.1)%	(16.7)%
Travel trailers and fifth wheels	118,375	21.0	149,263	21.2	143,253	17.9	(20.7)	4.2
Camping trailers	13,549	2.4	15,152	2.2	22,776	2.8	(10.6)	(33.5)
Truck campers	-	-	-	-	4	-	-	(100.0)
Parts and supplies	6,540	1.2	6,903	1.0	6,396	0.8	(5.3)	7.9
Total recreational vehicles	404,710	71.7	522,194	74.3	593,754	74.0	(22.5)	(12.1)
Housing	159,672	28.3	180,231	25.7	208,592	26.0	(11.4)	(13.6)
Consolidated total	564,382	100.0	702,425	100.0	802,346	100.0	(19.7)	(12.5)

Gross profit:
Recreational vehicles	13,620	2.4	15,307	2.2	57,723	7.2	(11.0)	(73.5)
Housing	35,801	6.3	40,653	5.8	54,923	6.8	(11.9)	(26.0)
Other reconciling items	-	-	-		180	-	-	(100.0)
Consolidated total	49,421	8.8	55,960	8.0	112,826	14.1	(11.7)	(50.4)

Operating expenses:
Delivery	29,205	5.2	32,762	4.7	34,005	4.2	(10.9)	(3.7)
Selling	23,230	4.1	28,320	4.0	28,620	3.6	(18.0)	(1.0)
General and administrative	21,328	3.8	30,794	4.4	31,543	3.9	(30.7)	(2.4)
Asset impairments	-	-	1,076	0.2	-	-	(100.0)	100.0
Gain on sale of assets, net	(8,689)	(1.5)	(163)	-	(1,448)	(0.2)	n/m	(88.7)
Consolidated total	65,074	11.5	92,789	13.2	92,720	11.6	(29.9)	0.1

Nonoperating (income) expense	1,047	0.2	525	0.1	(745)	(0.1)	99.4	(170.5)

Income (loss) from continuing operations before income taxes	(16,700)	(3.0)	(37,354)	(5.3)	20,851	2.6	55.3	(279.1)

Income taxes (credit)	16,515	2.9	(17,994)	(2.6)	6,593	0.8	(191.8)	(372.9)

Net income (loss) from continuing operations	(33,215)	(5.9)	(19,360)	(2.8)	14,258	1.8	(71.6)	(235.8)

Discontinued operations:
Loss from operations of discontinued entities	(795)	(0.1)	(6,370)	(0.9)	(659)	(0.1)	87.5	(866.6)
Gain (loss) on sale of assets of discontinued entities	2,205	0.4	(620)	(0.1)	1,735	0.2	455.6	(135.7)
Income (loss) from discontinued operations	1,410	0.2	(6,990)	(1.0)	1,076	0.1	120.2	(749.6)

Net income (loss)	$(31,805)	(5.6)%	$(26,350)	(3.8)%	$15,334	1.9%	(20.7)%	(271.8)%

n/m - not meaningful

Note: The Results of Operations above have been restated to reflect discontinued operations and should be read in conjunction with Note 11, Restructuring Charges and Discontinued Operations, of the Notes to the Consolidated Financial Statements appearing in this report.

The following table presents key items impacting the results of operations for the periods presented (in thousands):

	2006		2005	2004
Warranty - additional expense incurred related to RV sidewall issues and lift system recall (see Note 1)		$-	$14,000		$-

(Gain) loss on sale of assets:
Continuing operations:
Tennessee facility (All American)		(1,061)	-		-
Virginia property		(1,202)	-		-
Texas property (Grapevine, TX)		(1,674)	-		-
Florida property (Palm Shores, FL)		(1,180)	-		-
Michigan property (Georgie Boy)		(650)	-		-
Indiana property (various)		(815)	-		(1,448)
Corporate aircraft		(1,792)	-		-
Other		(315)	(163)		-
Total		(8,689)	(163)		(1,448)

Discontinued operations (see Note 11):
Miller		(2,522)	-		-
Prodesign		(1,899)	-		-
All American Homes - Kansas		76	1,051		-
Colfax		-	-		(2,551)
Total		(4,345)	1,051		(2,551)

Total (gain) loss on sale of assets		(13,034)	888		(3,999)

Asset impairments:
Miller Building Systems		-	7,895		-
All American Homes - Tennessee		-	1,077		-
Other		-	269		-
Total asset impairments		-	9,241		-

Legal expense recoveries (see Note 12)		(3,620)	(4,425)		n/m

Litigation reserve (see Note 12)	$	n/m	$4,000	$	n/m

n/m - not meaningful

Comparison of 2006 to 2005

NET SALES

Consolidated net sales from continuing operations decreased $138.0 million or 19.7% to $564.4 million in 2006 from $702.4 million in 2005. The Company's RV Segment experienced a net sales decrease from continuing operations of $117.4 million, or 22.5%, from 2005. Throughout 2006, as in 2005, the RV Segment worked through an industry slowdown in retail activity and higher dealer inventories, in part related to falling consumer confidence and significantly higher fuel costs and interest rates. Full-year recreational vehicle wholesale unit shipments for the Company were down 21.9% compared to 2005, while the industry was up 1.6%. For the full year, the Company’s wholesale market share declined from 4.9% to 3.8% across all product types. The Company’s retail market share for the same period declined from 4.9% to 3.7% across all product types. Detailed market share data for 2006 and 2005 for each product type are set forth in the following table:

	Wholesale Share		Retail Share
	2006	2005	2006	2005

Class A Motorhomes	5.6%	7.6%	6.5%	7.9%
Gasoline	n/a	n/a	8.4	10.2
Diesel	n/a	n/a	4.7	5.5
Class C Motorhomes	9.5	9.3	10.6	12.5
Travel Trailers	3.0	4.4	2.7	4.0
Fifth Wheels	1.7	1.7	1.8	2.1
Camping Trailers	8.6	10.0	8.1	9.9
Total	3.8%	4.9%	3.7%	4.9%

n/a - not available

Wholesale share based on wholesale unit shipment data as reported by the Recreational Vehicle Industry Association.
Retail share based on data provided by Statistical Surveys, Inc.

The decrease in wholesale Class A market share is attributable to an overall slowdown in the Class A market, which declined 13.7% in 2006 following a decline of 18.1% in 2005, as well as, being attributable to the sidewall warranty issue that has damaged our reputation among RV dealers and consumers. While industry shipments of Class C motorhomes declined 3.3%, the Company’s Class C shipments declined 1.2%. The non-motorized side of the industry has been very challenging of late as wholesale shipments of travel trailers have declined year over year in excess of 30% for each of the last three months. Even though industry travel trailer shipments were up 3.6% in 2006, comparisons are difficult with the heavy 2005 shipments of FEMA-related units both by Coachmen and within the industry as a whole. Camping trailers saw an increase in industry shipments of 3.7%, while the Company experienced a decline in wholesale shipments of approximately 11.8% during 2006, as issues surrounding the recall of the Company’s products due to the lift mechanism employed in the product negatively impacted sales. RV backlogs the end of 2006 decreased to 1,628 units from 3,964 in 2005, primarily due to late 2005 hurricane relief related travel trailer orders. Total travel trailer backlog declined from 2,857 units at the end of 2005 to 607 units at the end of 2006.

The Housing Segment had a net sales decrease from continuing operations in 2006 of $20.5 million, or 11.4%. Wholesale unit shipments declined 15.4% compared with the prior year and backlogs at December 31, 2006 decreased to $33.2 million, compared with $45.4 million at December 31, 2005. The Segment’s results were impacted by continuing weakness in its core Midwest housing market, which has spread into the Southeast and Middle Atlantic regions. The most recent statistics on new home sales from the U.S. Census Bureau showed a 2.9% decline in year over year comparison in the Midwest region, and an 8.9% decline in the South. This is consistent with the challenges faced at the All American Homes operations in Ohio, Indiana and Iowa through much of 2005 and throughout 2006, and the 2006 challenges faced by the company’s operations in North Carolina and Virginia. For 2006, the Housing Segment experienced an 11.9% increase in the average sales price per unit largely due to a shift in product mix, which partially offset the decline in unit sales. Historically, the Company's first and fourth quarters are the slowest for sales in both segments.

GROSS PROFIT

Gross profit from continuing operations was $49.4 million, or 8.8% of net sales, in 2006 compared to $56.0 million, or 8.0% of net sales, in 2005. For the RV Segment, gross profit in dollars declined in 2006 as a result of decreased sales and corresponding production volume decrease, resulting in lower utilization of the Company's manufacturing facilities. For the Housing Segment, gross profit in dollars declined due to the 11.4% decrease in sales combined with higher insurance and workers compensation. Gross profit as a percentage of sales increased due to expense reductions and operating efficiencies, partially through the consolidation of a number of operations. Margins were also squeezed by increases in commodity prices that were unusual in terms of size and number of commodities affected in 2006.

OPERATING EXPENSES

Operating expenses for continuing operations, consisting of selling, delivery, general and administrative expenses, were $73.8 million and $91.9 million, or as a percentage of net sales, 13.1% for 2006 and 2005. Delivery expenses were $29.2 million in 2006 or 5.2% of net sales, compared with $32.8 million in 2005 or 4.7% of net sales. Delivery expenses were impacted by increases in fuel costs, offset by reductions in payroll related costs and lower total outside carrier expense due to a reduction in unit sales volumes. Selling expenses for 2006 were $23.2 million, or 4.1% of net sales, a 0.1 percentage point increase from the $28.3 million, or 4.0% of net sales, experienced in 2005. The $5.1 million decrease in selling expense was primarily the result of reductions in payroll related expenses and reductions in sales promotions expenses. General and administrative expenses were $21.3 million in 2006, or 3.8% of net sales, compared with $30.8 million, or 4.4% of net sales, in 2005. The decrease of $9.5 million in general and administrative expenses was primarily related to reductions in professional services and litigation settlements expense of $6.3 million, plus reductions in payroll related expenses, insurance expenses and property tax expenses. The litigation expense reduction largely resulted from insurance settlements recovered of approximately $3.6 million.

GAIN ON THE SALE OF ASSETS, NET

In 2006, the Company had gains on the sale of assets of $8.7 million, compared to gains on the sale of assets of $0.2 million in 2005. Gains on the sale of assets in 2006 resulted from the Company’s restructuring plan and resulting asset sales including the former All American Homes facility in Tennessee resulting in a $1.1 million gain, property from the former Georgie Boy Manufacturing facilities resulting in a $0.7 million gain, the Company’s aircraft resulting in a $1.7 million gain, and other idle properties in Indiana, Virginia, Texas and Florida resulting in a $5.2 million gain. Assets are continually analyzed and every effort is made to sell or dispose of properties that are determined to be excess or unproductive.

OPERATING LOSS

Operating loss from continuing operations in 2006 of $15.7 million decreased $21.1 million compared with the operating loss of $36.8 million in 2005. This decrease is the result of the $6.5 million decrease in gross profit offset by a significant decrease in operating expenses of $18.1 million, a decrease of $1.1 million in asset impairments and an increase in gain on sale of assets of $8.5 million.

INTEREST EXPENSE

Interest expense from continuing operations for 2006 and 2005 was $3.8 million and $3.2 million, respectively. Interest expense increased due to the higher amount of average outstanding balances of short-term borrowings incurred by the Company combined with higher applicable interest rates.  During 2006, the Company continued to borrow from its line of credit ($9.3 million outstanding at December 31, 2006) and continued to borrow against the cash surrender value of its investment in life insurance contracts ($15 million outstanding throughout 2006 and at December 31, 2006).

INVESTMENT INCOME

Investment income from continuing operations for 2006 and 2005 was $1.6 million and $2.2 million, respectively. Investment income is principally attributable to earnings of the life insurance policies held and in 2005 also included realized gains on the sale of preferred stock.  (see Note 1 of Notes to Consolidated Financial Statements).

PRE-TAX LOSS

Pre-tax loss from continuing operations for 2006 was $16.7 million compared with a pre-tax loss from continuing operations of $37.4 million for 2005. The Company's RV Segment generated pre-tax loss from continuing operations of $25.4 million, or 6.3% of recreational vehicle net sales in 2006, compared with a pre-tax loss from continuing operations of $40.8 million, or 7.8% of the RV Segment's net sales in 2005. The Housing Segment recorded 2006 pre-tax income from continuing operations of $2.7 million or 1.7% of segment net sales compared with a pre-tax loss from continuing operations of $2.4 million, or 1.3% of segment net sales (see Note 2 of Notes to Consolidated Financial Statements).

INCOME TAXES

The provision for income taxes related to continuing operations was an expense of $16.5 million for 2006 versus a benefit of $18.0 million for 2005. Given the losses incurred by the Company over the last two years, a non-cash charge from continuing operations of $24.4 million was recorded to establish a valuation allowance for the full value of its deferred tax assets as of December 31, 2006. (see Note 10 of Notes to Consolidated Financial Statements).

DISCONTINUED OPERATIONS

On December 31, 2005, the Company sold all operating assets of the All American Homes Kansas division. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of the Kansas division for the years ended December 31, 2006, 2005 and 2004 were $0.0 million, $9.7 million and $10.2 million, respectively, and the pre-tax income (loss) for the years ended December 31, 2006, 2005 and 2004 were $(0.4) million, $(2.9) million and $0.2 million, respectively.

On January 13, 2006, the Company sold all operating assets of Prodesign, LLC. The total sales price was $8.2 million, of which the Company received $5.7 million in cash, a $2.0 million promissory note and $0.5 million to be held in escrow to cover potential warranty claims and uncollectible accounts receivable, as defined in the sale agreement. The promissory note is to be repaid over a period of 10 years, using an amortization period of 15 years, and bears interest at 6% per annum with interest only payments being required in the first three years. Any funds remaining in the escrow account after a period of 13 months will revert to the Company. In accordance with Statement of Financial Accounting Standard No. 144, Prodesign qualified as a separate component of the Company’s business and as a result, the operating results of Prodesign have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. In conjunction with the classification of Prodesign as a discontinued operation, management allocated goodwill of $0.3 million to the discontinued operations from the Recreational Vehicle Segment goodwill based on the relative fair value of the discontinued operations to the Recreational Vehicle Segment. The $0.3 million of allocated goodwill has been included in the calculation of the final gain on sale of assets in the first quarter of 2006. Net sales of Prodesign for the years ended December 31, 2006, 2005 and 2004 were $0.4 million, $14.2 million and $12.5 million, respectively, and the pre-tax income (loss) for the years ended December 31, 2006, 2005 and 2004 were $2.0 million, $(0.7) million and $0.3 million, respectively.

On March 31, 2006, the Company sold 100% of its interest in the capital stock of Miller Building Systems, Inc. for $11.5 million, consisting of cash of $9.0 and a $2.5 million secured note. The note, which is included in other long-term assets on the Consolidated Balance Sheet, is to be repaid over 5 years and bears interest at the 1 year LIBOR rate plus 2.75% per annum with quarterly interest payments beginning September 30, 2006. Principal payments of $125,000 per quarter commence on June 30, 2009 and continue through the maturity date of March 31, 2011. In addition, the Company accepted a $2.0 million contingent earn-out note, which will be paid to the Company if certain income metrics are achieved by the acquiring entity. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of Miller Building Systems, Inc. for the years ended December 31, 2006, 2005 and 2004 were $7.5 million, $41.6 million and $40.1 million, respectively, and the pre-tax income (loss) for the years ended December 31, 2006, 2005 and 2004 were $1.5 million, $(8.2) million and $(1.7) million, respectively. In connection with the sale of Miller Building Systems, $1.7 million of industrial revenue bonds were paid off as of March 31, 2006. During April 2006, the Company terminated the $1.5 million and $235,000 interest rate swaps that had been associated with these revenue bonds.

NET LOSS

Net loss from continuing operations for the year ended December 31, 2006 was $33.2 million (a loss of $2.12 per diluted share) compared to net loss from continuing operations for the year ended December 31, 2005 of $19.4 million (a loss of $1.24 per diluted shared). Net loss for the year ended December 31, 2006 was $31.8 million (a loss of $2.03 per diluted share) compared to net loss of $26.4 million (loss of $1.69 per diluted share) for 2005.

Comparison of 2005 to 2004

NET SALES

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

	Wholesale Share		Retail Share
	2005	2004	2005	2004

Class A Motorhomes	7.6%	7.9%	7.9%	7.1%
Gasoline	n/a	n/a	10.2	9.5
Diesel	n/a	n/a	5.5	4.4
Class C Motorhomes	9.3	12.5	12.5	12.0
Travel Trailers	4.4	4.4	4.0	4.3
Fifth Wheels	1.7	2.1	2.1	2.4
Camping Trailers	10.0	14.6	9.9	11.9
Total	4.9%	5.8%	4.9%	5.4%

n/a - not available

Wholesale share based on wholesale unit shipment data as reported by the Recreational Vehicle Industry Association.
Retail share based on data provided by Statistical Surveys, Inc.

The decrease in wholesale Class A market share is attributable to an overall slowdown in the Class A market, as well as, the transition of the Company's Georgie Boy subsidiary to the Coachmen RV complex in Middlebury, Indiana during the fourth quarter of 2005. Travel trailer wholesale market share remained constant from 2004 even though units shipped increased 19.5% to 8,638 units due to the market success of its new 2006 models, as well as, increased shipments of FEMA-related units both by Coachmen and within the industry as a whole. Camping trailers again saw an industry-wide decline in wholesale shipments of approximately 3.8% during 2005, while the Company experienced a 4.6% decrease in market share. Coachmen’s share of camping trailers at wholesale declined 4.6 percentage points to 10.0% due mainly to issues surrounding the recall of the Company’s products due to the lift mechanism employed in the product. The 12.1% decrease in sales dollars for the Recreational Vehicle Segment was the result of an 11.9% decrease in unit shipments coupled with a decline in the 2005 average sales price per unit for products sold of 4.8% from the 2004 average per unit price. This decrease is a result of the change in product mix sold during 2005. RV backlogs in dollars at the end of 2005 were $80.3 million, down from $100.7 million at the end of 2004. Backlog in units, however, more than doubled to 3,964 from 1,924 in 2004, primarily due to the increase of travel trailer orders. Total travel trailer backlog rose from 524 units at the end of 2004 to 2,857 units at the end of 2005, with approximately 80% of the backlog representing dealer retail demand rather than hurricane related orders.

The Housing Segment had a net sales decrease from continuing operations in 2005 of $28.4 million, or 13.6%. Wholesale unit shipments declined 20.9% compared with the prior year, but backlogs at December 31, 2005 rose 23.2% to $46.2 million, compared with $37.5 million at December 31, 2004. The Segment’s results were impacted by continuing weakness in its core Midwest housing market. The most recent statistics on housing starts from the U.S. Census Bureau showed a 23.8% decline in new single-family homes in the Midwest region for December, which is consistent with the challenges faced at the All American Homes operations in Ohio, Indiana and Iowa through much of the year. In contrast to the weakness in the Midwest, the Southern market has been performing well, where Census Bureau data showed a 4.3% increase in single-family housing starts in December and an 11.6% increase for the full year. For 2005, the Housing Segment experienced a 5.8% increase in the average sales price per unit which partially offset the decline in unit sales. Historically, the Company's first and fourth quarters are the slowest for sales in both segments.

GROSS PROFIT

Gross profit from continuing operations was $56.0 million, or 8.0% of net sales, in 2005 compared to $112.8 million, or 14.1% of net sales, in 2004. For the RV Segment, gross profit in dollars and as a percentage of net sales declined in 2005 as a result of decreased production volume, resulting in lower utilization of the Company's manufacturing facilities, increased retail and wholesale incentives of $5.9 million, as well as, increased warranty costs of $12.6 million compared to 2004. The increase in warranty costs is due to specific warranty reserves established related to the recall of camping trailer lift systems and to the repair of laminated sidewalls of certain of the Company’s recreational vehicles. For the Housing Segment, gross profit in dollars and as a percentage of net sales declined due to the 13.6% decrease in sales combined with higher insurance, workers compensation and warranty costs.

OPERATING EXPENSES

Operating expenses for continuing operations, consisting of selling, delivery, general and administrative expenses, were $91.9 million and $94.2 million, or as a percentage of net sales, 13.1% and 11.8% for 2005 and 2004, respectively. Delivery expenses were $32.8 million in 2005 or 4.7% of net sales, compared with $34.0 million in 2004 or 4.3% of net sales. Increases in fuel costs, as well as, outsourcing costs negatively affected delivery expense, offset by reductions in payroll related costs and lower setting expenses due to the reduction in unit sales in the Housing Segment. Selling expenses for 2005 were $28.3 million, or 4.0% of net sales, a 0.4 percentage point increase from the $28.6 million, or 3.6% of net sales, experienced in 2004. The $0.3 decrease in selling expense was primarily the result of reductions in payroll related expenses. General and administrative expenses were $30.8 million in 2005, or 4.4% of net sales, compared with $31.5 million, or 3.9% of net sales, in 2004. The decrease of $0.7 million in general and administrative expenses, while greater as a percentage of sales than 2004, was primarily related to the reduction in payroll related expenses of $5.0 million (which includes the reversal of expenses accrued related to a long-term incentive compensation program of $1.4 million) partially offset by an increase of $3.2 million due to litigation settlements and professional services and an increase of $0.8 million in bad debt expense.

OPERATING LOSS

Operating loss from continuing operations in 2005 of $36.8 million decreased $56.9 million compared with the operating income of $20.1 million in 2004. This decrease is the result of the $56.9 million decrease in gross profit with no significant decrease in operating expenses.

ASSET IMPAIRMENT

At December 31, 2005, the Company was in the latter stages of closing the All American Homes operation in Springfield, Tennessee. The pending closure of the Tennessee location resulted in an asset impairment charge of $1.1 million during 2005.

GAIN ON THE SALE OF ASSETS, NET

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

PRE-TAX INCOME (LOSS)

Pre-tax loss from continuing operations for 2005 was $37.4 million compared with pre-tax income from continuing operations of $20.9 million for 2004. The Company's RV Segment generated pre-tax loss from continuing operations of $40.8 million, or 7.8% of recreational vehicle net sales in 2005, compared with pre-tax income from continuing operations of $10.6 million, or 1.8% of the RV Segment's net sales in 2004. The Housing Segment recorded 2005 pre-tax loss from continuing operations of $2.4 million or 1.3% of segment net sales compared with pre-tax income from continuing operations of $9.8 million, or 4.7% of segment net sales (see Note 2 of Notes to Consolidated Financial Statements).

INCOME TAXES

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

NET INCOME (LOSS)

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

DISCONTINUED OPERATIONS

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

Liquidity and Capital Resources

The Company generally relies on funds from operations as its primary source of working capital and liquidity. In addition, the Company maintains a $55.0 million unsecured line of credit to meet its seasonal working capital needs (see Note 5 of Notes to Consolidated Financial Statements). At December 31, 2006, 2005 and 2004 there were $9.3 million, $12.3 million and $10.0 million in outstanding borrowings, respectively. In addition to the line of credit borrowings, on December 30, 2004, the Company entered into an Amendment to the Credit Agreement. The amendment provided for a one-time short-term loan to the Company of $10.0 million. This short-term loan bore interest at the prime rate and was due and paid on February 28, 2005. At December 31, 2004, there was $10.0 million outstanding on this loan. During 2004, the Company also borrowed against the cash surrender value of the Company's investment in life insurance contracts. As of December 31, 2006, 2005 and 2004, $15.0 million had been borrowed against the cash surrender value of Company-owned life insurance contracts.

During 2006 operations used cash of $5.0 million as significant reductions in inventory and accounts receivable were offset by the net loss, reduction in accounts payable, and a reduction in accrued expenses. The decreases in accounts receivable and inventories resulted from management’s continued focus on effectively managing these assets. The reduction in accounts payable resulted from reduced production and inventory levels and the reduced accrued expenses was largely due to warranty repairs made during 2006. During 2005, operations generated cash of $7.6 million as the net loss and increases in accrued expenses, deferred tax assets and refundable taxes were offset by decreases in accounts receivable and inventories and non-cash charges related to depreciation, impairments and losses on sales of assets. The decreases in accounts receivable and inventories were a result of management’s focus on the reduction of these assets. During 2004, mainly as a result of increased inventories and receivables, offset somewhat by an increase in trade payables, the Company generated a negative cash flow from operations of $22.3 million. For 2004, net income adjusted for depreciation and a slight increase in trade payables were the significant factors in generating cash flows, which were offset by larger increases in accounts receivables and inventories.

Investing activities provided cash of $20.4 million in 2006, used cash of $4.4 million in 2005, and $9.8 million in 2004. In 2006, proceeds from sales of assets and properties of $28.1 million offset purchases of property and equipment. In 2005, cash of $5.7 million was used to acquire machinery and equipment for both operating segments while cash of $1.8 million was generated from the sale of assets. Purchases of investments, net of sales, used cash flows of $0.6 million. In 2004, the investment in the West Coast Service Center and in the business unit that was to have been dedicated to the Coleman® brand of recreational vehicles represented major uses of cash, which were offset in part by the sale of the property and equipment of a company-owned dealership and certain other property and equipment. The sale of marketable securities, net of purchases, provided cash flows of $1.0 million for 2004. These proceeds were used in part to fund the investment in the additional manufacturing facilities. Capital expenditures in 2004 of $16.5 million consisted of the investment in the West Coast Service Center and the business unit that was to have been dedicated to the Coleman® brand of recreational vehicles, and investments in machinery and equipment and transportation equipment for both the Recreational Vehicle Segment and the Housing Segment

In 2006, financing activities used cash flows of $15.5 million. Payments on borrowings on the line of credit, and the long-term debt, net of borrowings, used cash of $13.4 million. Additionally, $2.8 million in dividends were paid in 2006. In 2005, financing activities used cash flows of $15.4 million. Payments on borrowings on the line of credit, including a short-term loan from 2004, and the long-term debt, net of borrowings, used cash of $12.4 million. In addition, dividends of $3.8 million were paid in 2005. In 2004, financing activities provided cash flows of $40.7 million. Proceeds from borrowings on the line of credit, including the short-term loan, borrowings on the cash surrender value of life insurance polices and proceeds from long-term debt, net of repayments, provided cash of $43.7 million. Offsetting the cash provided by borrowings in 2004 was the payment of cash dividends. For a more detailed analysis of the Company's cash flows for each of the last three years, see the Consolidated Statements of Cash Flows.

The Company's cash and cash equivalents at December 31, 2006 were $2.7 million or a decrease of $0.1 million from 2005. At December 31, 2006, the Company has $41.2 million available for borrowing under the unsecured line of credit. The Company anticipates that available funds, together with anticipated cash flows generated from future operations and amounts available under its existing credit facilities, will be sufficient to fund future planned capital expenditures and other operating cash requirements through the end of 2007.

Any downturn in the U.S. economy, decline in consumer confidence and other factors may adversely impact the RV industry. This may have a negative impact on the Company's sales of recreational vehicles and also increases the Company's risk of loss under repurchase agreements with lenders to the Company's independent dealers (see Note 12 of Notes to Consolidated Financial Statements). Increases in interest rates could also adversely affect the sale of RV's and of single-family homes.

In 2006, working capital decreased $30.5 million, to $62.8 million from $93.3 million. The $69.8 million decrease in current assets at December 31, 2006 versus December 31, 2005 was primarily due to decreases in trade receivables, inventories, deferred income taxes, which were impacted by the sale of Miller Building Systems and Prodesign. Current liabilities at December 31, 2006 were $39.3 million lower than at December 31, 2005, primarily due to decreases in accounts payable and accrued expenses, which were impacted by the sale of Miller Building Systems and Prodesign.

The Company anticipates capital expenditures in 2007 of approximately $6.5 million. The planned capital expenditures for 2007 will be for purchase or replacement of machinery and equipment and transportation equipment to be used in the ordinary course of business. The Company plans to finance these expenditures with funds generated from operating cash flows.

Principal Contractual Obligations and Commercial Commitments

The Company's future contractual obligations are summarized as follows (in thousands):

	Payment Period
	2007	2008	2009	2010	2011	Thereafter	Total

Credit facility borrowings	$9,284.2	$-	$-	$-	$-	$-	$9,284.2
Long-term debt	1,077.4	852.2	819.4	819.9	770.3	600.0	4,939.2
Floorplan note payable	4,156.4	-	-	-	-	-	4,156.4
Operating leases	1,068.4	862.1	842.7	714.5	509.6	4.2	4,001.5
Deferred compensation obligations	1,534.1	531.2	403.1	636.4	450.2	5,701.7	9,256.7
Open purchase orders and purchase obligations	12,725.8	-	-	-	-	-	12,725.8
Interest payments on long-term debt	184.7	143.1	107.8	73.3	40.2	24.4	573.5
Total	$30,031.0	$2,388.6	$2,173.0	$2,244.1	$1,770.3	$6,330.3	$44,937.3

Notes:
- Projected interest payments for variable-rate debt were calculated based on the outstanding principal amounts and prevailing market rates as of December 31, 2006.
- The open purchase orders and purchase obligations displayed in the table represent amounts the Company anticipates will become payable within the next year for goods and services it has negotiated for delivery.

The Company's commercial commitments, along with the expected expiration period of the commitment, are summarized as follows (in thousands):

	Total Amounts	Amount of Commitment	Expiration Per Period
	Committed	Less Than One Year	In Excess of One Year

Letters of credit	$4,989.0	$4,989.0	$-
Guarantees	5,260.6	3,870.8	1,389.8
Standby repurchase obligations	203,313.5	187,131.8	16,181.7
Chassis pool obligations	11,362.0	11,362.0	-
Total	$224,925.1	$207,353.6	$17,571.5

Critical Accounting Policies and Estimates

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

Long-Lived Assets - Long-lived assets held and used by the Company, including property, plant and equipment and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable (see Note 11 of Notes to Consolidated Financial Statements for asset impairments recorded in 2005, including impairments of intangible assets).

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Goodwill assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company reviews the carrying amounts of goodwill assets annually by segment to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon a discounted cash flow analysis, such assets are reduced by the estimated shortfall of fair value to recorded value. The Company has performed the required annual impairment tests and has determined that there was no impairment indicated for recorded goodwill. Our estimates of fair value of the reporting units could change as a result of our actual cash flows differing from our forecasted cash flows, which were used in our estimate of fair value. Further, a variance in the discount rate used could have an impact on the amount of goodwill impairment recorded.

Revenue Recognition - For the Recreational Vehicle Segment, the shipping terms are free on board ("FOB") shipping point and title and risk of ownership are transferred to the independent dealers at that time. Accordingly, sales are recognized as revenue at the time the products are shipped. For the Housing Segment, the shipping terms are generally FOB destination. Title and risk of ownership are transferred when the Company completes installation of the product. The Company generally recognizes the revenue at the time delivery and installation are completed. Revenue from final set-up procedures, which are perfunctory, is deferred and recognized when such set-up procedures are completed.

Warranty Reserves - The Company provides customers of its products with a warranty covering defects in material or workmanship for periods generally ranging from one to two years in length and up to ten years on certain structural components. The Company records a liability based on its estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. General warranty reserves are estimated based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. Specific warranty reserves are based on specific identified issues with the amounts accrued based on the estimated cost to correct the problem. While the Company believes this method to be consistent and appropriate, changes in estimates could materially affect the Company’s recorded liability for loss. Warranty expense from continuing operations totaled $21.6 million, $34.8 million and $20.8 million in 2006, 2005 and 2004, respectively. Accrued liabilities for warranty expense at December 31, 2006 and 2005 were $11.1 million and $20.0 million, respectively.

The increase in warranty expense from continuing operations for 2005 of $14.0 million to $34.8 million is primarily the result of costs associated with the recall of camping trailer lift systems and the repair of laminated sidewalls of certain of the Company’s recreational vehicles. The sizable product warranty claims relating to sidewalls and camping trailer lift systems damaged our reputation among RV dealers and consumers, which impacted our operating and financial results in 2006 and may continue to do so in the future.

Litigation and Product Liability Reserves - At December 31, 2006 the Company had reserves for certain other loss exposures, such as product liability ($2.5 million) and litigation ($0.3 million) (see Note 12 of Notes to Consolidated Financial Statements). The Company's litigation reserve is determined based on an individual case evaluation process. The Company is self-insured for a portion of its product liability and certain other liability exposures. Depending on the nature of the claim and the date of occurrence, the Company's maximum exposure ranges from $250,000 to $500,000 per claim. The Company accrues an estimated liability based on various factors, including sales levels, insurance coverage and the amount of outstanding claims. Management believes the liability recorded (see Note 7 of Notes to Consolidated Financial Statements) is adequate to cover the Company's self-insured risk. The Company's estimated loss reserves for product liability are determined using loss triangles established by the Company's management reflecting historical claims incurred by the Company. While the Company believes this method to be consistent and appropriate, changes in estimates based on historical trends could materially affect the Company's recorded liabilities for loss.

Income Taxes - The Company recognizes income tax expense in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are established for the expected future tax consequences of events that have been included in the financial statements or tax returns using enacted tax rates in effect for the years in which the differences are expected to reverse and are subject to ongoing assessment of realizability. Deferred income tax expense (benefit) represents the change in net deferred tax assets and liabilities during the year. Deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Primarily due to the Company’s losses from continuing operations over the last two years, a non-cash charge of $24.4 million was recorded in the fourth quarter of 2006 to establish a reserve for its deferred tax assets. Depending on future operating results it is possible the valuation allowance could be reversed which would increase deferred tax assets and the Company’s income tax benefit.

New and Pending Accounting Policies

(See New Accounting Pronouncements in Note 1 of Notes to Consolidated Financial Statements.)

Forward-Looking Statements

This Form 10-K Report contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management’s expectations and beliefs concerning future events. Forward-looking statements are subject to risks and uncertainties, and are dependent on various factors, many of which are outside the control of the Company. These uncertainties and other factors include, but are not limited to:

•	the ability of the new management team to achieve desired results;
•	interest rates, which affect the affordability of the Company's products;
•	consumer confidence and the availability of credit;
•	the Company’s ability to utilize manufacturing resources efficiently;
•	the Company’s ability to introduce new models that achieve consumer acceptance;
•	the margins associated with the mix of products the Company sells in a particular period;
•	the availability of floorplan financing for the Company's recreational vehicle dealers and corresponding availability of cash to the Company;
•	the availability and price of gasoline and diesel fuel, which can impact the sale of recreational vehicles;
•	the Company's dependence on chassis and other suppliers;
•	potential liabilities under repurchase agreements and guarantees;
•	consolidation of distribution channels in the recreational vehicle industry;
•	legislation governing the relationships of the Company with its recreational vehicle dealers, which may affect the Company’s options and liabilities in the event of a general economic downturn;
•	the price volatility of materials used in production and the ability to pass on rapidly increasing costs of product components and raw materials to end buyers;
•	the availability and cost of real estate for residential housing;
•
the increased size and scope of work of military housing projects, and other major projects, as compared to the Company's traditional single-family homes business, with increased reliance on third parties for performance which could impact the Company;

•	the ability of the Housing Segment to perform in new market segments where it has limited experience;
•	the impact of performance on the valuation of intangible assets;
•	the supply of existing homes within the Company’s markets;
•	the impact of home values on housing demand;
•	uncertainties and timing with respect to sales resulting from recovery efforts in the Gulf Coast.
•	adverse weather conditions affecting home deliveries;
•	changing government regulations, including those covering accounting standards;
•	environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability;
•	the state of the recreational vehicle and housing industries in the United States;
•	changes in property taxes and energy costs;
•	changes in federal income tax laws and federal mortgage financing programs;
•	competition in the industries in which the Company operates;
•	oil supplies;
•	further developments in the war on terrorism and related international crises;
•	uncertainties of matters in litigation and other risks and uncertainties;
•	the ability of the Company to generate taxable income in future years to utilize deferred tax assets and net operating loss carryforwards that are available;
•	the accuracy of the estimates of the costs to remedy the disclosed recreational vehicle warranty issues;
•	the Company’s ability to increase gross margins which are critical whether or not there are increased sales;
•	the Company’s use of incentives at either the wholesale or retail level;

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. During 2006, 2005 and 2004, the Company has utilized its revolving credit facility to meet short-term working capital needs. The Company had $9.3 million outstanding against the revolving credit facility on December 31, 2006. In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. The Company had $12.3 million outstanding against the revolving credit facility on December 31, 2005 and $10 million outstanding against the revolving credit facility on December 31, 2004. In addition, on December 30, 2004, the Company entered into an Amendment to the Credit Agreement. The December amendment provided for a one-time short-term loan to the Company of $10 million. At December 31, 2004, there was $10 million outstanding on this loan. Accordingly, changes in interest rates would impact both the Company's short and long-term debt. At December 31, 2006, the Company had $4.9 million of long-term debt, including current maturities. Long-term debt consists mainly of industrial development revenue bonds of approximately $4.4 million.

At December 31, 2006, the Company had one interest rate swap agreement with a notional amount of $3.0 million that was used to convert the variable interest rates on an industrial development revenue bond to a fixed rate. In accordance with the terms of the swap agreement, the Company pays a 3.71% interest rate, and receives the Bond Market Association Index (BMA), calculated on the notional amount, with net receipts or payments being recognized as adjustments to interest expense. This swap agreement, along with those terminated in 2006 and 2005, are designated as a cash flow hedge for accounting purposes and effectively converts a portion of the Company's variable-rate borrowing to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. The fair value of the Company's interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreements. A cumulative loss of $4,000, net of taxes, attributable to changes in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive income (loss) for the year ended December 31,2006. If in the future the interest rate swap agreements were determined to be ineffective or were terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive income (loss).

Item 8.    Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Coachmen Industries, Inc.

We have audited the accompanying consolidated balance sheets of Coachmen Industries, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coachmen Industries, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 28, 2007

Index

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

Board of Directors and Shareholders
Coachmen Industries, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Coachmen Industries, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Coachmen Industries, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Coachmen Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coachmen Industries, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006 of Coachmen Industries, Inc. and subsidiaries and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, MI
February 28, 2007

Index
Coachmen Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
as of December 31
(in thousands)
	2006	2005
Assets
CURRENT ASSETS
Cash and cash equivalents	$2,651	$2,780
Trade receivables, less allowance for doubtful receivables 2006 - $1,134 and 2005 - $1,240	25,874	47,174
Other receivables	2,332	1,969
Refundable income taxes	10,820	10,284
Inventories	83,511	121,304
Prepaid expenses and other	3,957	3,992
Deferred income taxes	-	11,421
Assets held for sale	288	291

Total current assets	129,433	199,215

Property, plant and equipment, net	57,018	67,581
Goodwill	16,865	17,383
Cash value of life insurance, net of loans	31,119	28,880
Deferred income taxes	-	4,279
Other	8,699	5,478

TOTAL ASSETS	$243,134	$322,816

Liabilities and Shareholders' Equity

CURRENT LIABILITIES
Short-term borrowings	$9,284	$12,276
Accounts payable, trade	16,998	31,658
Accrued income taxes	18	533
Accrued expenses and other liabilities	35,116	54,856
Floorplan notes payable	4,156	4,361
Current maturities of long-term debt	1,077	2,223

Total current liabilities	66,649	105,907

Long-term debt	3,862	12,913
Deferred income taxes	4,524	-
Postretirement deferred compensation benefits	7,768	10,182
Other	-	11

Total liabilities	82,803	129,013

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY
Common shares, without par value: authorized 60,000 shares; issued 2006 - 21,156 shares and 2005 - 21,134 shares	92,382	92,164
Additional paid-in capital	7,648	6,465
Unearned compensation	-	(142)
Accumulated other comprehensive loss	(10)	(6)
Retained earnings	119,623	154,246
Treasury shares, at cost, 2006 - 5,433 shares and 2005 - 5,375 shares	(59,312)	(58,924)

Total shareholders' equity	160,331	193,803

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$243,134	$322,816

See Notes to Consolidated Financial Statements.

Index
Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
for the years ended December 31
(in thousands, except per share amounts)
	2006	2005	2004

Net sales	$564,382	$702,425	$802,346
Cost of sales	514,961	646,465	689,520

Gross profit	49,421	55,960	112,826

Operating expenses:
Delivery	29,205	32,762	34,005
Selling	23,230	28,320	28,620
General and administrative	21,328	30,794	31,543
Asset impairments	-	1,076	-
Gain on sale of assets, net	(8,689)	(163)	(1,448)
	65,074	92,789	92,720

Operating income (loss)	(15,653)	(36,829)	20,106

Nonoperating (income) expense:
Interest expense	3,829	3,168	1,794
Investment income	(1,617)	(2,182)	(2,193)
Other (income) expense, net	(1,165)	(461)	(346)
	1,047	525	(745)

Income (loss) from continuing operations before income taxes	(16,700)	(37,354)	20,851

Income taxes (credit)	16,515	(17,994)	6,593

Net income (loss) from continuing operations	(33,215)	(19,360)	14,258

Discontinued operations
Loss from operations of discontinued entities (net of tax credits of $(546), $(4,426) and $(303), respectively)	(795)	(6,370)	(659)
Gain (loss) on sale of assets of discontinued entities (net of taxes (credits) of $2,140, $(431) and $816, respectively)	2,205	(620)	1,735
Income (loss) from discontinued operations	1,410	(6,990)	1,076

Net income (loss)	$(31,805)	$(26,350)	$15,334

Earnings (loss) per share - Basic
Continuing operations	$(2.12)	$(1.24)	$.92
Discontinued operations	.09	(.45)	.07
Net earnings (loss) per share	(2.03)	(1.69)	.99
Earnings (loss) per share - Diluted
Continuing operations	(2.12)	(1.24)	.92
Discontinued operations	.09	(.45)	.07
Net earnings (loss) per share	(2.03)	(1.69)	.99

Number of common shares used in the computation of earnings (loss) per share:
Basic	15,633	15,551	15,483
Diluted	15,633	15,551	15,551
See Notes to Consolidated Financial Statements.

Index
Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
for the years ended December 31, 2006, 2005 and 2004
(in thousands, except per share amounts)
						Accumulated
				Additional		Other				Total
	Comprehensive	Common	Shares	Paid-In	Unearned	Comprehensive	Retained	Treasury	Shares	Shareholders'
	Income (Loss)	Number	Amount	Capital	Compensation	Income(Loss)	Earnings	Number	Amount	Equity

Balance at January 1, 2004		21,086	$91,539	$7,616	$(1,136)	$290	$172,700	(5,533)	$(59,858)	$211,151
Net income	$15,334	-	-	-	-	-	15,334	-	-	15,334
Net unrealized loss on securities net of taxes of $160	(262)	-	-	-	-	(262)	-	-	-	(262)
Net unrealized gain on cash flow hedges net of taxes of $39	64	-	-	-	-	64	-	-	-	64
Total comprehensive income	$15,136
Issuance of common shares upon the exercise of stock options net of tax benefit of $46		-	-	250	-	-	-	34	199	449
Issuance of common shares under employee stock purchase plan		22	311	-	-	-	-	-	-	311
Issuance of common shares from treasury		-	-	1,028	(564)	-	-	115	657	1,121
Cash dividends of $.24 per common share		-	-	-	-	-	(3,750)	-	-	(3,750)
Balance at December 31, 2004		21,108	91,850	8,894	(1,700)	92	184,284	(5,384)	(59,002)	224,418

Comprehensive Income - 2005
Net loss	$(26,350)	-	-	-	-	-	(26,350)	-	-	(26,350)
Reversal of unrealized gain on securities net of taxes of $116	(188)	-	-	-	-	(188)	-	-	-	(188)
Net unrealized gain on cash flow hedges net of taxes of $57	90	-	-	-	-	90	-	-	-	90
Total comprehensive loss	$(26,448)
Issuance of common shares upon the exercise of stock options net of tax benefit of $7		-	-	164	-	-	-	28	165	329
Issuance of common shares under employee stock purchase plan		26	314	-	-	-	-	-	-	314
Issuance (cancellations) of common shares from treasury		-	-	(2,593)	1,558	-	-	(19)	(87)	(1,122)
Other		-	-	-	-	-	68	-	-	68
Cash dividends of $.24 per common share		-	-	-	-	-	(3,756)	-	-	(3,756)
Balance at December 31, 2005		21,134	92,164	6,465	(142)	(6)	154,246	(5,375)	(58,924)	193,803

Comprehensive Income - 2006
Net loss	$(31,805)	-	-	-	-	-	(31,805)	-	-	(31,805)
Net unrealized (loss) on cash flow hedges net of taxes of $3	(4)	-	-	-	-	(4)	-	-	-	(4)
Total comprehensive loss	$(31,809)
Issuance of common shares upon the exercise of stock options net of tax benefit of $25		-	-	284	-	-	-	64	376	660
Issuance of common shares under employee stock purchase plan		22	218	-	-	-	-	-	-	218
Issuance (cancellations) of common shares from treasury		-	-	899	142	-	-	(122)	(764)	277
Cash dividends of $.18 per common share		-	-	-	-	-	(2,818)	-	-	(2,818)
Balance at December 31, 2006		21,156	$92,382	$7,648	$-	$(10)	$119,623	(5,433)	$(59,312)	$160,331

See Notes to Consolidated Financial Statements.

Index
Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31
(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:	2006	2005	2004
Net income (loss)	$(31,805)	$(26,350)	$15,334
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,533	8,554	9,402
Provision for doubtful receivables	1,631	988	200
Provision for write-down of assets to net realizable value	-	9,241	-
Net realized and unrealized (gains) losses on marketable securities and derivatives	(4)	(311)	93
(Gain) loss on sale of properties and other assets, net	(13,183)	1,592	(4,305)
Increase in cash surrender value of life insurance policies	(317)	(1,142)	(1,074)
Deferred income tax provision (benefit)	20,224	(13,198)	(892)
Tax benefit from stock options exercised	25	7	46
Other	127	(848)	2,696
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Trade receivables	16,642	12,883	(15,076)
Inventories	25,627	14,784	(34,789)
Prepaid expenses and other	(582)	152	478
Accounts payable, trade	(13,150)	(2,147)	3,319
Income taxes - accrued and refundable	(1,051)	(11,986)	366
Accrued expenses and other liabilities	(15,750)	15,390	1,880
Net cash provided by (used in) operating activities	(5,033)	7,609	(22,322)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	-	1,933	3,629
Proceeds from sale of properties and other assets	28,104	1,846	7,034
Investments in marketable securities and cash surrender value	(2,574)	(2,549)	(2,582)
Purchases of property and equipment	(4,622)	(5,696)	(16,477)
Other	(517)	48	(1,377)
Net cash provided by (used in) investing activities	20,391	(4,418)	(9,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	11,713	232	39,938
Payments of short-term borrowings	(14,910)	(10,581)	(17,952)
Proceeds from long-term debt	255	241	8,036
Payments of long-term debt	(10,452)	(2,243)	(1,307)
Proceeds from borrowings on cash value of life insurance policies	-	-	20,000
Repay borrowings against cash value of life insurance policies	-	-	(5,000)
Issuance of common shares under stock incentive plans	878	643	760
Tax benefit from stock options exercised	(25)	(7)	(46)
Cash dividends paid	(2,818)	(3,756)	(3,750)
Purchases of common shares for treasury	(129)	-	-
Other	1	68	-
Net cash provided by (used in) financing activities	(15,487)	(15,403)	40,679
Increase (decrease) in cash and cash equivalents	(129)	(12,212)	8,584

CASH AND CASH EQUIVALENTS
Beginning of year	2,780	14,992	6,408
End of year	$2,651	$2,780	$14,992
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,383	$2,314	$1,460
Cash paid (refunded) during the year for income taxes	(127)	2,240	7,114
Operating cash received related to insurance settlement	2,875	2,213	-
(Gain) loss on sale of assets - Continuing operations	(8,689)	(163)	(1,448)
(Gain) loss on sale of assets - Discontinued operations	(4,345)	1,051	(2,551)
Provision for write-down of assets to net realizable value - Continuing operations	-	1,077	-
Provision for write-down of assets to net realizable value - Discontinued operations	-	8,164	-
See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.    NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

Nature of Operations - Coachmen Industries, Inc. and its subsidiaries (the "Company") manufacture a full array of recreational vehicles and system-built housing. Recreational vehicles are sold through a nationwide dealer network. The system-built products (single-family homes, multi-family dwellings, military housing, motels/hotels, group living facilities, and residential subdivisions) are sold to builders/dealers or directly to the end user for certain specialized structures.

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

Revenue Recognition - For the Recreational Vehicle Segment, the shipping terms are free on board ("FOB") shipping point and title and risk of ownership are transferred to the independent dealers at that time. Accordingly, sales are recognized as revenue at the time the products are shipped. For the Housing Segment, the shipping terms are generally FOB destination. Title and risk of ownership are transferred when the Company completes installation of the product. The Company generally recognizes the revenue at the time delivery and installation are completed. Revenue from final set-up procedures, which are perfunctory, is deferred and recognized when such set-up procedures are completed.

Cash Flows and Non-cash Activities - For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, cash investments and any highly liquid investments purchased with original maturities of three months or less.

Non-cash investing and financing activities are as follows (in thousands):
	2006	2005	2004
Issuance (cancellations) of common shares, at market value, in lieu of cash compensation	$125	$(1,122)	$1,121
Notes receivable received in connection with the sale of certain assets (see Note 11)	5,920	-	1,000

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and trade receivables.

At December 31, 2006 and 2005, cash and cash equivalents invested in money market accounts or certificates of deposit were less than $0.6 million and $0.1 million, respectively.

The Company has a concentration of credit risk in the recreational vehicle industry, although there is no geographic concentration of credit risk. The Company performs ongoing credit evaluations of its customers' financial conditions and sales to its recreational vehicle dealers are generally subject to pre-approved dealer floor-plan financing whereby the Company is paid upon delivery or shortly thereafter. The Company generally requires no collateral from its customers. Future credit losses are provided for currently through the allowance for doubtful receivables, and actual credit losses are charged to the allowance when incurred.

Investment income from continuing operations consists of the following for the years ended December 31 (in thousands):

	2006	2005	2004
Interest income	$474	$510	$143
Increase in cash value of life insurance policies	1,138	1,116	1,148
Dividend income on preferred stocks	5	54	770
Net realized gains on sale of preferred stocks and bond funds	-	505	586
Net realized losses on closed U.S. Treasury bond futures options	-	(12)	(55)
Other than temporary unrealized losses on preferred stocks	-	-	(390)
Unrealized gains (losses) on open U.S. Treasury bond futures options	-	9	(9)

Total	$1,617	$2,182	$2,193

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.    NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value as of December 31, 2006 and 2005, because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of December 31, 2006 and 2005, based upon terms and conditions currently available to the Company in comparison to terms and conditions of the existing long-term debt. The Company has investments in life insurance contracts principally to fund obligations under deferred compensation agreements (see Note 9). At December 31, 2006 and 2005, the carrying amount of life insurance policies, which equaled their fair value, was $31.1 million ($46.1 million, net of $15 million of policy loans) and $28.9 million ($43.9 million, net of $15 million of policy loans), respectively.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has entered into various interest rate swap agreements to manage the economic risks associated with fluctuations in interest rates by converting a portion of the Company's variable rate debt to a fixed rate basis, thus reducing the impact of changes in interest rates on future interest expense. These financial instruments have been designated as cash flow hedges, with changes in fair value being included as a component of other comprehensive income (loss) within shareholders' equity. Hedge effectiveness is evaluated by the hypothetical derivative method and any hedge ineffectiveness is reported as interest expense. Hedge ineffectiveness was not material in 2006 or 2005.

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

Upon sale or retirement of property, plant and equipment, including long-lived assets held for sale and rental properties, the asset cost and related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in earnings.

Long-Lived Assets - Long-lived assets held and used by the Company, including property, plant and equipment and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable (see Note 11 for asset impairments recorded in 2005, including impairments of intangible assets).

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Goodwill assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company reviews the carrying amounts of goodwill assets annually by segment to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon a discounted cash flow analysis, such assets are reduced by the estimated shortfall of fair value to recorded value. The Company has performed the required annual impairment tests and has determined that there was no impairment indicated for recorded goodwill.

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows (in thousands):

Goodwill
Balance at January 1, 2005	$18,132
Allocation to discontinued operations	(749)
Balance at December 31, 2005	$17,383
Allocation to discontinued operations	(518)
Balance at December 31, 2006	$16,865

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.    NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

Warranty Expense - The Company provides to its customers a variety of warranties on its products ranging from 1 to 2 years in length and up to ten years on certain structural components. Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. General warranty reserves are based upon past warranty claims and sales history and adjusted as required to reflect actual costs incurred, as information becomes available. Specific warranty reserves are based on specific identified issues with the amounts accrued based on the estimated cost to correct the problem. Warranty expense from continuing operations totaled $21.6 million, $34.8 million and $20.8 million in 2006, 2005 and 2004, respectively. The higher warranty expense for 2005 is primarily the result of specific reserves established related to the recall of camping trailer lift systems and the repair of laminated sidewalls of certain of the Company’s recreational vehicles.

Changes in the Company's warranty liability during the years ended December 31, 2006 and 2005 were as follows (in thousands):
	2006	2005

Balance of accrued warranty at January 1	$20,005	$10,140

Warranties issued during the period and changes in liability for pre-existing warranties	21,598	34,771

Cash settlements made during the period	(30,504)	(24,906)

Balance of accrued warranty at December 31	$11,099	$20,005

The decrease in warranty accrual for 2006 of $8.9 million to $11.1 million is primarily the result of specific reserves established in 2005 related to the recall of defective camping trailer lift systems and the repair of defective material used in laminated sidewalls of certain of the Company’s recreational vehicles. Most of the claims against these specific reserves were paid by the Company in 2006.

Stock-Based Compensation - On March 1, 2003, the Company adopted the Performance Based Restricted Stock Plan initiated to motivate and reward participants for superior achievement of the Company's pre-established long-term financial performance goals. This new plan, effective as of January 1, 2003, utilizes variable plan accounting, meaning that the cost of the awards are expensed over the vesting period based upon the fair value of the estimated shares to be earned at the end of the vesting period. The Company also has stock option plans and an employee stock purchase plan. These plans are described in more detail in Note 8.

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

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Excess tax benefit for the year ended December 31, 2006 was not significant.

Stock options generally vest over a four-year service period. The Company has not granted any stock option awards since 2003. The remaining unvested stock options, net of forfeitures, at December 31, 2006 were not significant.

Compensation expense related to the Company's Employee Stock Purchase Plan was not significant for the year ended December 31, 2006.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.    NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the years ended December 31, 2005 and 2004:

	2005	2004

Net income (loss), as reported	$(26,350)	$15,334

Add: Stock-based compensation expense (credit) under variable plan included in earnings, net of taxes	(865)	584

Deduct: Total stock-based employee compensation (expense) credit determined under fair value method for all awards, net of taxes	761	(739)

Pro forma net income (loss)	$(26,454)	$15,179

Earnings (loss) per share:

Basic - as reported	(1.69)	.99
Basic - pro forma	(1.70)	.98

Diluted - as reported	(1.69)	.99
Diluted - pro forma	(1.70)	.98

The Company did not grant any stock options in 2006 or 2005.

New Accounting Pronouncements - On July 13, 2006, the Financial Accounting Standards Board (FASB) issued interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management expects that FIN 48 will not have a material effect on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157).  SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities.  This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value.  SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings.  SFAS No. 157 is required to be adopted at the beginning of the fiscal year ending December 31, 2008. Management expects that SFAS No. 157 will not have a material effect on our consolidated financial statements.

Research and Development Expenses - Research and development expenses charged to continuing operations were $6.7 million, $7.2 million, and $7.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.    NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

Shipping and Handling Costs - The Company records freight billed to customers as sales. Costs incurred related to shipping and handling of products are reported as delivery expense in operating expenses.

The Company calculates its gross profit as the difference between its net sales and the associated cost of sales. Cost of sales consists of direct product costs including inbound freight. The Company classifies the following operating expense categories separately on its statement of operations: delivery, which consists of outbound shipping and handling costs; selling; general and administrative; asset impairments and gains (losses) on sales of assets, net.

The Company’s gross profit may not be comparable to other entities within our industry whose shipping and handling expenses are presented as a component of cost of sales. Delivery expense was as follows (in thousands):

	2006	2005	2004
Delivery Expense	$29,205	$32,762	$34,005
Percentage of Net Sales	5.2%	4.7%	4.2%

Comprehensive Income (Loss) - Comprehensive income (loss) represents net earnings and any revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States, are excluded from net earnings and recognized directly as a component of shareholders' equity. The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Unrealized Gains (Losses) on Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income(Loss)

Balances at January 1, 2004	$450	$(160)	$290
Other comprehensive income (loss)	(262)	64	(198)

Balances at December 31, 2004	188	(96)	92
Other comprehensive income (loss)	(188)	90	(98)

Balances at December 31, 2005	-	(6)	(6)
Other comprehensive income (loss)	-	(4)	(4)

Balances at December 31, 2006	$-	$(10)	$(10)

Volume-Based Sales and Dealer Incentives - The Company nets certain dealer incentives, including volume-based bonuses, interest reimbursements and other rebates, against revenue in accordance with EITF 00-22 and EITF 01-09.

Income Taxes - The Company recognizes income tax expense in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are established for the expected future tax consequences of events that have been included in the financial statements or tax returns using enacted tax rates in effect for the years in which the differences are expected to reverse and are subject to ongoing assessment of realizability. Deferred income tax expense (benefit) represents the change in net deferred tax assets and liabilities during the year. Deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carryforwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Primarily due to the Company’s losses from continuing operations over the last two years, a non-cash charge of $24.4 million was recorded in the fourth quarter of 2006 to establish a reserve for its deferred tax assets.

Reclassifications - Certain reclassifications have been made in the fiscal 2005 and 2004 consolidated financial statements and related footnotes to conform to the presentation used in 2006.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

2.    SEGMENT INFORMATION.

The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's two reportable segments are Recreational Vehicles and Housing. The Company evaluates the performance of its segments based primarily on net sales and pre-tax income and allocates resources to them based on performance. The accounting policies of the segments are the same as those described in Note 1 and there are no inter-segment revenues. The Company allocates certain corporate expenses to these segments based on three dimensions: revenues, subsidiary structure and number of employees. In addition, the data excludes the results of the discontinued operations (see Note 11). Differences between reported segment amounts and corresponding consolidated totals represent corporate income or expenses for administrative functions and income, costs or expenses relating to property and equipment that are not allocated to segments.

The table below presents information about segments, including product class information within the Recreational Vehicle Segment, used by the chief operating decision maker of the Company for the years ended December 31 (in thousands):

	2006	2005	2004
Net sales:
Recreational vehicles
Motorhomes	$266,246	$350,876	$421,325
Travel trailers and fifth wheels	118,375	149,263	143,253
Camping trailers	13,549	15,152	22,776
Truck campers	-	-	4
Parts and supplies	6,540	6,903	6,396

Total recreational vehicles	404,710	522,194	593,754
Housing	159,672	180,231	208,592

Consolidated total	$564,382	$702,425	$802,346

Gross profit
Recreational vehicles	$13,620	$15,307	$57,723
Housing	35,801	40,653	54,923
Other reconciling items	-	-	180
Total	$49,421	$55,960	$112,826

Operating expenses
Recreational vehicles	$38,996	$55,049	$47,051
Housing	33,152	43,335	45,530
Other reconciling items	(7,074)	(5,595)	139
Total	$65,074	$92,789	$92,720

Operating income (loss)
Recreational vehicles	$(25,376)	$(39,742)	$10,672
Housing	2,649	(2,682)	9,393
Other reconciling items	7,074	5,595	41
Total	$(15,653)	$(36,829)	$20,106

Pre-tax income (loss) from continuing operations
Recreational vehicles	$(25,383)	$(40,760)	$10,628
Housing	2,665	(2,403)	9,834
Other reconciling items	6,018	5,809	389
Total	$(16,700)	$(37,354)	$20,851

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

2.    SEGMENT INFORMATION, Continued.
	2006	2005	2004
Total assets
Recreational vehicles	$113,627	$152,501	$174,101
Housing	57,968	83,338	111,099
Other reconciling items	71,539	86,977	72,523
Total	$243,134	$322,816	$357,723

Total goodwill
Recreational vehicles	$3,872	$4,132	$4,132
Housing	12,993	13,251	14,000
Total	$16,865	$17,383	$18,132

The following specified amounts from continuing operations are included in the measure of segment pre-tax income or loss reviewed by the chief operating decision maker (in thousands):
	2006	2005	2004
Interest expense
Recreational vehicles	$840	$1,171	$135
Housing	281	339	212
Other reconciling items	2,708	1,658	1,447

Consolidated total	$3,829	$3,168	$1,794

Depreciation
Recreational vehicles	$3,547	$3,515	$2,852
Housing	2,522	2,879	3,058
Other reconciling items	453	709	1,687

Consolidated total	$6,522	$7,103	$7,597

3.    INVENTORIES.
Inventories consist of the following (in thousands):
	December 31,	December 31,
	2006	2005
Raw materials
Recreational vehicles	$13,874	$19,770
Housing	6,065	13,643
Total	19,939	33,413

Work in process
Recreational vehicles	15,661	15,515
Housing	3,466	5,280
Total	19,127	20,795

Improved lots
Housing	221	261
Total	221	261

Finished goods
Recreational vehicles	35,079	48,935
Housing	9,145	17,900
Total	44,224	66,835

Total	$83,511	$121,304

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

4.    PROPERTY, PLANT AND EQUIPMENT.

Property, plant and equipment consists of the following (in thousands):
	2006	2005

Land and improvements	$11,562	$13,255
Buildings and improvements	61,043	68,007
Machinery and equipment	24,798	31,468
Transportation equipment	14,310	16,279
Office furniture and fixtures	17,481	19,080

Total	129,194	148,089
Less, accumulated depreciation	72,176	80,508

Property, plant and equipment, net	$57,018	$67,581

5.    SHORT-TERM BORROWINGS.

On August 2, 2006, the Company executed a $55 million, five-year, secured Revolving Credit Facility with LaSalle Business Credit, LLC to meet its seasonal working capital needs. At December 31, 2006 there were short-term borrowings of $9.3 million outstanding against this bank line of credit, and outstanding letters of credit totaling $5.0 million.

At December 31, 2005 there were short-term borrowings of $12.3 million outstanding and outstanding letters of credit totaling $5.0 million. As of December 31, 2006, and December 31, 2005, $15 million had been borrowed against the cash surrender value of Company-owned life insurance contracts.

The new five-year credit facility replaces the previous $35 million facility that was due to expire on August 31, 2006. Under the new facility, available borrowings are based on 85% of eligible accounts receivable plus the lesser of 60% of eligible inventory or 85% liquidation value of inventory, 70% of appraised value of mortgaged real estate and 80% liquidation value of equipment. The new agreement, which expires August 2, 2011, also has an accordion feature enabling the credit facility to be increased by an additional $25 million, subject to customary conditions. Outstanding borrowings under the new agreement bear interest at rates based on the prime or LIBOR rates as outlined in the agreement. The new credit facility is secured by substantially all of the assets of the Company. Financial covenant ratios are required to be calculated only in the event a Funds Control Event occurs, as defined in the agreement. No Funds Control Events occurred during the year ended December 31, 2006.

At December 31, 2006, the new and used recreational vehicle inventory of the Company-owned dealership was pledged as collateral on floorplan notes aggregating $4.2 million. The interest rate on these floorplan notes is tiered based on the outstanding note balance. The effective rate at December 31, 2006 was 7.85%.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

6.    LONG-TERM DEBT.

Long-term debt consists of the following (in thousands):

	2006	2005
Term Loan, variable rate (5.9% and 7.2% at December 31, 2006 and 2005, respectively), maturities through 2009	$-	$6,438
Obligations under industrial development revenue bonds, variable rates (effective weighted-average interest rates of 4.1% and 3.7% at December 31, 2006 and 2005, respectively), with various maturities through 2015	4,350	8,035
Obligations under capital leases, interest imputed at rates ranging from 4.7% to 5.4%, with maturities through 2008	292	663

Other	297	-

Subtotal	4,939	15,136

Less, current maturities of long-term debt	1,077	2,223

Long-term debt	$3,862	$12,913

Principal maturities of long-term debt during the four fiscal years succeeding 2007 are as follows: 2008 - $852,000; 2009 - $820,000; 2010 - $820,000; 2011 - $770,000 and thereafter - $600,000.

In connection with the industrial development revenue bond obligations, the Company obtained, as a credit enhancement for the bondholders, irrevocable letters of credit in favor of the bond trustees. Under the industrial revenue bond for the Mod-U-Kraf Homes manufacturing facility in Virginia, the issuer of the letter of credit holds a first lien and security interest on that facility.

In January of 2003, the Company entered into various interest rate swap agreements that became effective beginning in October of 2003. These swap agreements are designated as cash flow hedges under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are used to manage the economic risks associated with fluctuations in interest rates by converting a portion of the Company's variable-rate debt to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the interest expense caption of the statements of income. Hedge ineffectiveness was not material in 2006, 2005 or 2004. The fair value of the Company's interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. If, in the future, the interest rate swap agreements are determined to be ineffective hedges or are terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts on cash flow hedges included in accumulated other comprehensive income (loss) within shareholders' equity.

At December 31, 2006, the Company had one remaining interest rate swap agreement with a notional amount of $3.0 million that was used to convert the variable interest rates on certain industrial development revenue bonds to fixed rates. In accordance with the terms of the swap agreement, the Company pays a 3.71% interest rate, and receives the Bond Market Association Index (BMA), calculated on the notional amount, with net receipts or payments being recognized as adjustments to interest expense. The Company recorded a liability for the potential early settlements of these swap agreements in the amount of $17,000 at December 31, 2006 and $11,000 at December 31, 2005. This exposure represents the fair value of the swap instruments and has been recorded in the balance sheets in accordance with SFAS No. 133 as a noncurrent liability. The effective portion of the cash flow hedge has been recorded, net of taxes, as a reduction of shareholders' equity as a component of accumulated other comprehensive loss.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

7.    ACCRUED EXPENSES AND OTHER LIABILITIES.

Accrued expenses and other liabilities at year-end consist of the following (in thousands):
	2006	2005
Wages, salaries, bonuses and commissions	$3,135	$3,156
Dealer incentives, including volume bonuses, dealer trips, interest reimbursement, co-op advertising and other rebates	4,140	4,284
Warranty	11,099	20,005
Insurance-products and general liability, workers compensation, group health and other	7,593	6,833
Customer deposits and unearned revenues	3,865	10,029
Litigation	345	3,740
Interest	955	1,980
Sales and property taxes	1,226	1,948
Other current liabilities	2,758	2,881

Total	$35,116	$54,856

8.    COMMON STOCK MATTERS AND EARNINGS PER SHARE.

Stock Option Plan

The Company has stock option plans, including the 2000 Omnibus Stock Incentive Program (the "2000 Plan"), which was approved by the shareholders on May 4, 2000. The 2000 Plan provides for 1.0 million common shares to be reserved for grants under the Company's stock option and award plans. The Company's stock option plan provides for the granting of options to directors, officers and eligible key employees to purchase common shares. The 2000 Plan permits the issuance of either incentive stock options or nonqualified stock options. Stock Appreciation Rights ("SAR's") may be granted in tandem with stock options or independently of and without relation to options. There were no SAR's outstanding at December 31, 2006 or 2005. The option price for incentive stock options shall be an amount of not less than 100% of the fair market value per share on the date of grant and the option price for nonqualified stock options shall be an amount of not less than 90% of the fair market value per share on the date the option is granted. No such options may be exercised during the first year after grant, and are exercisable cumulatively in four installments of 25% each year thereafter. Outstanding options have terms of ten years.

The following table summarizes stock option activity (number of shares in thousands):
	Number of Shares	Weighted- Average Exercise Price
Outstanding, January 1, 2004	546	$15.05
Granted	-	-
Canceled	(184)	20.52
Exercised	(35)	12.21

Outstanding, December 31, 2004	327	12.26
Granted	-	-
Canceled	(15)	14.69
Exercised	(28)	11.66

Outstanding, December 31, 2005	284	12.19
Granted	-	-
Canceled	(71)	13.60
Exercised	(64)	9.95

Outstanding, December 31, 2006	149	$12.48

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.    COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.

Options outstanding at December 31, 2006 are exercisable at prices ranging from $10.00 to $18.68 per share and have a weighted-average remaining contractual life of 4.6 years. The following table summarizes information about stock options outstanding and exercisable at December 31, 2006 (in thousands):

	Options Outstanding			Options Exercisable

Range of Exercise	Number Outstanding at	Weighted-Average Remaining	Weighted-Average	Number Exercisable at	Weighted-Average
Price	December 31, 2006	Contractual Life	Exercise Price	December 31, 2006	Exercise Price

$10.00 - $12.00	93	4.1	$10.21	91	$10.18
12.01 - 17.00	49	5.3	15.95	47	16.07
17.01 - 18.68	7	5.3	18.68	7	18.68

	149			145

At December 31, 2005 and 2004 there were exercisable options to purchase 252,000 and 245,000 shares, respectively, at weighted-average exercise prices of $11.85 and $11.54, respectively. There were no options granted during 2006 or 2005. As of December 31, 2006, 1.4 million shares were reserved for the granting of future stock options and awards, compared with 1.2 million shares at December 31, 2005.

Stock Award Programs

The 2000 Plan also permits the granting of restricted and unrestricted stock awards to the Company's key employees and non-employee directors. In accordance with the provisions of the 2000 Plan, the Board of Directors may grant shares of stock to eligible participants for services to the Company. Restricted shares vest over a period of time as determined by the Board of Directors and are granted at no cost to the recipient. For restricted shares that are not subject to pre-established Company performance objectives, compensation expense is recognized over the vesting period at an amount equal to the fair market value of the shares on the grant date. Compensation expense for discretionary unrestricted stock awards is recognized at date of grant. There were 21,728, 22,490, and 17,900 restricted non-contingent stock awards granted at a weighted-average per share grant-date fair value of $11.03, $11.80, and $15.95, in 2006, 2005 and 2004, respectively. Compensation expense of $238,000, $259,000, and $148,700 was recognized in the years ended December 31, 2006, 2005 and 2004, respectively.

On March 1, 2003, the Company adopted the Performance Based Restricted Stock Plan covering 115,000 shares of common stock per performance period for officers and other key employees. The purpose of the plan is to permit grants of shares, subject to restrictions, to key employees of the Company as a means of retaining and rewarding them for long-term performance and to increase their ownership in the Company. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the restriction period. There is also a requirement to forfeit the award upon certain terminations of employment, in cases other than death, disability or retirement. During 2005, the Company determined that it was probable that the requirements for the 2003, 2004 and 2005 plans would not be achieved and as a result, reversed the expenses that had been previously recorded related to these three plans. For the year 2005, the Company reduced compensation expense, which is a component of general and administrative expenses, by $1.4 million related to these three plans. The amount expensed during the year ended December 31, 2004 was $871,000.

On March 28, 2006, the Company granted Restricted Stock Awards to certain key employees as a means of retaining and rewarding them for performance and to increase their ownership in the Company. Participants will earn the restricted shares awarded to them based on attainment of certain performance goals for the calendar year 2006. A total of 110,000 shares, assuming 100% of the performance goal is achieved, were granted with a weighted-average grant-date fair value of $11.05 per share. At December 31, 2006, the Company determined that the performance goal was not achieved; therefore, no compensation expense has been recorded related to this plan for the year ended December 31, 2006. Due to termination of employment or as a condition to receiving the 2006 Restricted Stock Awards, the participants forfeited all rights to the 99,600 shares and 75,600 shares awarded in 2004 and 2005, respectively, under the Performance Based Restricted Stock Plan. Shares awarded under this plan in 2003 were forfeited as of December 31, 2005 due to failure to meet the performance goals.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.    COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.

The following table summarizes the activity of the Performance Based Restricted Stock Awards program (in thousands):

Number of Shares
Outstanding, January 1, 2004	86,700
Granted	99,600
Forfeited	(17,190)

Outstanding, December 31, 2004	169,110
Granted	75,600
Forfeited	(102,410)

Outstanding, December 31, 2005	142,300
Granted	110,000
Forfeited	(252,300)

Outstanding, December 31, 2006	-

The following table summarizes, by plan year, the number of contingent shares awarded, forfeited and the remaining contingent shares outstanding as of December 31, 2006:
	Plan Year
	2006	2005	2004

Contingent shares awarded	110,000	75,600	99,600

Shares forfeited	110,000	75,600	99,600

Contingent shares outstanding as of December 31, 2006	-	-	-

Stock Purchase Plan

The Company has an employee stock purchase plan under which a total of 800,000 shares of the Company's common stock are reserved for purchase by full-time employees through weekly payroll deductions. Shares of the Company's common stock are purchased quarterly by the employees at a price equal to 90% of the market price. The market price was based on the lower of the beginning or the ending day of the quarter until June 30, 2006, and subsequently is based on the market price at the end of the quarter. As of December 31, 2006, there were 162 employees actively participating in the plan. Since its inception, a total of 438,000 shares have been purchased by employees under the plan. The Company sold to employees 21,830, 25,700 and 21,600 shares at weighted fair values of $10.02, $11.07 and $14.48 in 2006, 2005 and 2004, respectively. Certain restrictions in the plan limit the amount of payroll deductions an employee may make in any one quarter. There are also limitations as to the amount of ownership in the Company an employee may acquire under the plan.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.    COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.

Earnings Per Share

Basic earnings per share is based on the weighted-average number of shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and awards and shares held in deferred compensation plans. Basic and diluted earnings per share were calculated using the average shares as follows (in thousands):

	2006	2005	2004
Numerator:
Net income (loss) available to common stockholders	$(31,805)	$(26,350)	$15,334
Denominator:
Number of shares outstanding, end of period:
Weighted-average number of common shares used in Basic EPS	15,633	15,551	15,483
Stock options and awards	-	-	68
Weighted-average number of common shares used in Diluted EPS	15,633	15,551	15,551

As the Company reported a net loss for the years ended December 31, 2006 and 2005, the dilutive effect of stock options and awards did not enter into the computation of diluted earnings per share because their inclusion would have been antidilutive. For the year ended December 31, 2004, 85,400 shares of outstanding stock options were not included in the computation of diluted earnings per share because their exercise price was greater than the average market prices for the respective periods and their inclusion would have been antidilutive.

The sum of quarterly earnings per share may not equal year-to-date earnings per share due to rounding and changes in diluted potential common shares.

Shareholder Rights Plan

On October 21, 1999, the Company's Board of Directors adopted a new shareholder rights plan which became effective January 12, 2000 (the "Record Date"), provides for a dividend distribution of one common share purchase right (the "Rights") for each outstanding common share to each shareholder of record on the Record Date. The Rights will be represented by common share certificates and will not be exercisable or transferable apart from the common shares until the earlier to occur of (i) ten (10) business days following a public announcement that a person or group of persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding common shares or (ii) ten (10) business days following the commencement of (or announcement of an intention to make) a tender offer or exchange offer if, upon consummation thereof, such an Acquiring Person would be the beneficial owner of 20% or more of the outstanding common shares. Upon the occurrence of the certain events and after the Rights become exercisable, each right would entitle the rightholder (other than the Acquiring Person) to purchase one fully paid and nonassessable common share of the Company at a purchase price of $75 per share, subject to anti-dilutive adjustments. The Rights are nonvoting and expire February 1, 2010. At any time prior to a person or a group of persons becoming an Acquiring Person, the Company's Board of Directors may redeem the Rights in whole, but not in part, at a purchase price $.01 per Right.

Share Repurchase Programs

Periodically, the Company has repurchased its common stock as authorized by the Board of Directors. Under the repurchase program, common shares are purchased from time to time, depending on market conditions and other factors, on the open market or through privately negotiated transactions. There were no shares repurchased in 2005 or 2004. During August 2006, the Company announced that the Board of Directors had authorized a share repurchase of up to one million shares. During the third quarter of 2006, the Company repurchased 11,700 shares for a total cost, including commissions, of $128,516. At December 31, 2006, there are 988,300 shares remaining authorized for repurchase by the Board of Directors.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.    COMPENSATION AND BENEFIT PLANS.

Incentive Compensation

The Company has incentive compensation plans for its officers and other key personnel. The amounts charged to expense for the years ended December 31, 2006, 2005 and 2004 aggregated $363,000, $920,000, and $3,516,000, respectively.

Deferred Compensation

The Company has established a deferred compensation plan for executives and other key employees. The plan provides for benefit payments upon termination of employment, retirement, disability, or death. The Company recognizes the cost of this plan over the projected service lives of the participating employees based on the present value of the estimated future payment to be made. The plan is funded by insurance contracts on the lives of the participants. At December 31, 2006 and December 31, 2005, the carrying amount of these policies, which equaled their fair value, was $25.9 million ($42.3 million, net of $15.0 million of policy loans and $1.4 million interest on policy loans) and $24.9 million ($39.9 million, net of $15.0 million of policy loans), respectively. The deferred compensation obligations, which aggregated $5.9 million and $7.6 million at December 31, 2006 and 2005, respectively, are included in other non-current liabilities, with the current portion ($731,000 and $391,000 at December 31, 2006 and 2005, respectively) included in other current liabilities.

In connection with the acquisition of Mod-U-Kraf Homes in 2000, the Company assumed obligations under existing deferred compensation agreements. The remaining liability recognized in the consolidated balance sheet related to the Mod-U-Kraf agreements aggregated $38,000 and $287,000 at December 31, 2006 and 2005, respectively. As part of the Mod-U-Kraf acquisition, the Company assumed ownership of life insurance contracts and trust accounts established for the benefit of participating executives. Such assets, which are valued at fair value, aggregated $63,000 and $61,000 at December 31, 2006 and 2005, respectively.

Supplemental Deferred Compensation

The Company has established a supplemental deferred compensation plan (Mirror Plan) for key employees as determined by the Board of Directors. The plan allows participants to defer compensation only after they have deferred the maximum allowable amount under the Company's 401(k) Plan. The participants select certain mutual funds investments and Company stock whose performance is tracked by the Company. In addition, the Company matches a certain level of participant contributions that vests over a five-year period. Under the plan, the investments are not funded directly, including the matching contributions and investments in Company stock. Instead, the plan administrator tracks the performance of investments in mutual funds and Company stock as directed by the participant and a liability to the participants is recorded by the Corporation based on the performance of the phantom investments. Participant benefits are limited to the value of the vested benefits recorded on their behalf.

The Company has also established a supplemental deferred compensation plan (Executive Savings Plan) for certain key executive management as determined by the Board of Directors. This plan allows participants to defer compensation without regard to participation in the Company's 401(k) plan. The participants select certain mutual funds investments and Company stock whose performance is tracked by the Company. In addition, the Company matches a certain level of participant contributions that vests after a five-year period. Under the plan, the investments are not funded directly, including the matching contributions and investments in Company stock. Instead, the plan administrator tracks the performance of investments in mutual funds and Company stock as directed by the participant and a liability to the participants is recorded by the Corporation based on the performance of the phantom investments. Participant benefits are limited to the value of the vested benefits recorded on their behalf. The plan is funded by insurance contracts on the lives of the participants. At December 31, 2006 and 2005, the carrying amount of these policies, which equaled their fair value, was $5.0 million and $3.8 million, respectively. Liabilities recorded on the consolidated balance sheets related to these plans as of December 31, 2006 and 2005 are $1.8 million and $2.8 million, respectively.

Employee Benefit Plans

The Company sponsors a retirement plan (the "Plan"), under Section 401(k) of the Internal Revenue Code (IRS) that covers all eligible employees. The Plan is a defined contribution plan and allows employees to make voluntary contributions up to 20% of annual compensation. Effective January 1, 2005, the Plan was amended to allow for voluntary contributions of up to 50% of annual compensation, not to exceed IRS limits. Under the Plan, the Company may make discretionary matching contributions on up to 6% of participants' compensation. Expenses under the Plan aggregated $1.0 million, $1.3 million, and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

10.   INCOME TAXES.

Income taxes (benefit) attributable to continuing operations are summarized as follows for the years ended December 31 (in thousands):

	2006	2005	2004
Federal:
Current	$(2,119)	$(8,673)	$7,090
Deferred	15,255	(5,888)	(1,587)
	13,136	(14,561)	5,503
State:
Current	448	(2,964)	1,192
Deferred	2,931	(469)	(102)
	3,379	(3,433)	1,090

Total	$16,515	$(17,994)	$6,593

The following is a reconciliation of the provision for income taxes attributable to continuing operations computed at the federal statutory rate (35% for all years presented) to the reported provision for income taxes (in thousands):

	2006	2005	2004
Computed federal income tax at federal statutory rate	$(5,845)	$(13,074)	$7,298
Changes resulting from:
Increase in cash surrender value of life insurance contracts	(370)	(397)	(395)
Loss on sale of stock of Miller Building Systems, Inc.	(1,690)	-	-
Current year state income taxes, net of federal income tax benefit	(652)	(1,942)	436
Preferred stock dividend exclusion	-	(9)	(189)
Extraterritorial income exclusion	-	(71)	(57)
Tax benefit on prior years' federal and state research and development (R&D) credits	-	(2,378)	-
Tax benefit of current years' federal R&D tax credit carryforward, AMT credit carryforward and other credits	-	(454)	-
Decrease in federal tax reserves, net of additional state tax reserves	325	53	(487)
Valuation allowance for NOL, AMT, deferred tax assets and general business credits	24,360	-	-
Other, net	387	278	(13)

Total	$16,515	$(17,994)	$6,593

The Company accounts for corporate income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the Company to evaluate the need to establish a valuation allowance to reduce the carrying value of its deferred tax assets on the balance sheet. Deferred tax assets arise as a result of tax loss carryforwards and various differences between the book value of assets and the values used for income tax purposes. SFAS No 109 states that a valuation allowance is generally required if a company has cumulative losses in recent years. Given the losses incurred by the Company over the last two years, a noncash charge from continuing operations of $24.4 million was recorded to establish a valuation allowance for the full value of its deferred tax assets as of December 31, 2006. At December 31, 2006 the Company has a tax benefit of $8.6 million related to Federal net operating loss carryforwards which may be utilized to offset future taxable income, and if not utilized, will expire in 2026.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

10.   INCOME TAXES, Continued.

For the year ended December 31, 2005, the effective tax rate was favorably impacted by federal and state R&D tax credits for the current and prior years, all of which were recognized in 2005. During 2005, the Company completed a project to identify eligible expenditures for purposes of claiming R&D tax credits. As part of this project, the Company filed amended tax returns for 1999 - 2003 to claim federal and state R&D tax credits. In addition, the Company’s 2004 federal and state income tax returns, which were completed and filed during 2005, reflected $.9 million of federal and state tax credits not recognized on the 2004 provision. The carryback of the Company’s 2005 net operating loss results in an alternative minimum tax (“AMT”) credit carryforward of $171,000, which can be carried forward indefinitely. At December 31, 2005, the Company has federal and state R&D tax credit carryforwards of $420,000 and $245,000, respectively, which can be utilized to offset future tax liabilities. The Company has also recognized the tax benefit of state net operating loss carryforwards in states that do not permit carrybacks of net operating losses. These state net operating loss carryforwards begin to expire in certain states after 5 years. In management’s opinion, no valuation allowance for deferred tax assets is required at December 31, 2005.

The components of the net deferred tax assets (liabilities) are as follows (in thousands):

	2006	2005
Current deferred tax asset (liability):
Accrued warranty expense	$3,484	$6,815
Accrued self-insurance	2,137	1,900
Inventories	959	956
Receivables	431	471
Prepaid insurance	(564)	(602)
Litigation reserve	131	1,421
Other	278	460
Valuation allowance	(6,856)	-
Net current deferred tax asset	$-	$11,421

Noncurrent deferred tax asset (liability):
Deferred compensation	$3,548	$3,950
Property and equipment and other real estate	(1,823)	(636)
Intangible assets	(2,557)	(2,459)
Notes receivable	348	-
Federal net operating loss carryforward credits	8,597	-
Alternative minimum tax credit carryover	623	171
Federal research and development credit carryover	1,102	420
State net operating loss carryforward credits	3,378	2,777
Other	135	56
Valuation allowance	(17,875)	-
Net noncurrent deferred tax asset (liability)	$(4,524)	$4,279

11.  RESTRUCTURING CHARGES AND DISCONTINUED OPERATIONS.

During 2005, the Company’s Board of Directors approved a comprehensive operational and cost structure realignment and restructuring plan (the Intensive Recovery Plan), which was largely implemented by the close of 2006 and is intended to improve operating performance and ensure financial strength.

When describing the impact of this restructuring plan, determinations of the fair value of long-lived assets were based upon comparable market values for similar assets.

During 2005, approximately 140 salaried positions were eliminated throughout the Company. Severance costs related to the eliminations were approximately $0.7 million, of which $0.5 million was paid by December 31, 2005 and $0.2 million was paid in 2006.

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

During the third quarter of 2006, a number of smaller properties were sold for a net pre-tax gain of approximately $0.3 million. On June 8, 2006, the Company completed the sale of its corporate aircraft for approximately $2.3 million, which resulted in a pre-tax gain of approximately $1.7 million. On June 30, 2006, the Company sold property located in Palm Shores, Florida for $2.5 million, which resulted in a pre-tax gain of approximately $1.2 million. During June 2006, the Company also sold two parcels of the former Georgie Boy Manufacturing complex for total proceeds of $0.7 million, which resulted in a pre-tax gain of approximately $0.4 million.

On December 28, 2006 the Company contracted for the sale of a property located in Roanoke, Virginia for approximately $1.3 million, consisting of cash of $0.1 million and a note receivable of $1.2 million, which resulted in pre-tax gain of approximately $1.2 million.

Housing Segment

The Company has ceased operations at the All American Homes operation in Springfield, Tennessee. The closure of the Tennessee location resulted in an asset impairment charge of approximately $1.1 million, which was recorded in the third quarter of 2005. On December 15, 2006 the Company completed the sale of this property for approximately $3.2 million, which resulted in a pre-tax gain of approximately $1.1 million. In connection with the sale of this property, $1.2 million of industrial revenue bonds were paid off as of December 15, 2006. During December 2006, the Company also terminated the $1.2 million interest rate swap that had been associated with these revenue bonds. The closure and sale of the Tennessee facility should have minimal impact on revenues, as all existing builders in that region will continue to be served by the Company’s housing operations in Indiana, Ohio and North Carolina, but should improve profitability by eliminating the possibility of further losses at this location.

On December 31, 2005, the Company sold all operating assets of the All American Homes Kansas division. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of the Kansas division for the years ended December 31, 2006, 2005 and 2004 were $0.0 million, $9.7 million and $10.2 million, respectively, and the pre-tax income (loss) for the years ended December 31, 2006, 2005 and 2004 were $(0.4) million, $(2.9) million and $0.2 million, respectively.

On March 31, 2006, the Company sold 100% of its interest in the capital stock of Miller Building Systems, Inc. for $11.5 million, consisting of cash of $9.0 and a $2.5 million secured note. The note, which is included in other long-term assets on the Consolidated Balance Sheet, is to be repaid over 5 years and bears interest at the 1 year LIBOR rate plus 2.75% per annum with quarterly interest payments beginning September 30, 2006. Principal payments of $125,000 per quarter commence on June 30, 2009 and continue through the maturity date of March 31, 2011. In addition, the Company accepted a $2.0 million contingent earn-out note, which will be paid to the Company if certain income metrics are achieved by the acquiring entity. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of Miller Building Systems, Inc. for the years ended December 31, 2006, 2005 and 2004 were $7.5 million, $41.6 million and $40.1 million, respectively, and the pre-tax income (loss) for the years ended December 31, 2006, 2005 and 2004 were $1.5 million, $(8.2) million and $(1.7) million, respectively. In connection with this sale, $1.7 million of industrial revenue bonds were paid off as of March 31, 2006. During April 2006, the Company terminated the $1.5 million and $235,000 interest rate swaps that had been associated with these revenue bonds.

In conjunction with the actions noted above, during the fourth quarter of 2005 management allocated goodwill of $0.7 million to the discontinued operations from the Housing Segment goodwill based on the relative fair value of the discontinued operations to the entire Housing Segment. The $0.7 million of allocated goodwill consisted of $0.6 million allocated to Miller Building Systems, which was written off as part of the 2005 loss from operations of discontinued operations and $0.1 million allocated to All American Homes of Kansas, which was included in the 2005 loss on sale of assets of discontinued operations. During the first quarter of 2006, an additional $0.3 million of goodwill was allocated to Miller Building Systems based on the final sales price relative to the fair value of the entire Housing Segment. The additional $0.3 million of allocated goodwill was written off as part of the 2006 gain on sale of assets of discontinued operations.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

11.  RESTRUCTURING CHARGES AND DISCONTINUED OPERATIONS, Continued.

Assets and liabilities of All American Homes of Kansas and Miller Building Systems, which are included in the consolidated balance sheet, were as follows at December 31, 2005 (in thousands):
2005
Cash	$242
Accounts and other receivables	4,401
Prepaid Expenses	510
Inventories	10,423
Other long-term assets	124
Fixed assets	34
Accounts payable	(1,777)
Other current liabilities	(5,341)

Net assets held for sale	$8,616

Recreational Vehicle Segment

On January 13, 2006, the Company sold all operating assets of Prodesign, LLC. The total sales price was $8.2 million, of which the Company received $5.7 million in cash, a $2.0 million promissory note and $0.5 million to be held in escrow to cover potential warranty claims and uncollectible accounts receivable, as defined in the sale agreement. The promissory note is to be repaid over a period of 10 years, using an amortization period of 15 years, and bears interest at 6% per annum with interest only payments being required in the first three years. Any funds remaining in the escrow account after a period of 13 months will revert to the Company. In accordance with Statement of Financial Accounting Standard No. 144, Prodesign qualified as a separate component of the Company’s business and as a result, the operating results of Prodesign have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been adjusted to reflect this business as a discontinued operation. In conjunction with the classification of Prodesign as a discontinued operation, management allocated goodwill of $0.3 million to the discontinued operations from the Recreational Vehicle Segment goodwill based on the relative fair value of the discontinued operations to the Recreational Vehicle Segment. The $0.3 million of allocated goodwill has been included in the calculation of the final gain on sale of assets in the first quarter of 2006. Net sales of Prodesign for the years ended December 31, 2006, 2005 and 2004 were $0.4 million, $14.2 million and $12.5 million, respectively, and the pre-tax income (loss) for the years ended December 31, 2006, 2005 and 2004 were $2.0 million, $(0.7) million and $0.3 million, respectively.

Assets and liabilities of Prodesign, which are included in the consolidated balance sheet, were as follows at December 31, 2005 (in thousands):

2005
Accounts and other receivables	$781
Prepaid expenses	51
Inventories	909
Other long-term assets	437
Fixed assets	4,144
Accounts payable	(116)
Other current liabilities	(495)

Net assets held for sale	$5,711

On December 31, 2004, the Company sold all operating assets of the Company-owned dealership located in North Carolina. The total sale price was $11.8 million. The sale resulted in a gain on sale of discontinued operations of $1.7 million, net of $.8 million in taxes. In accordance with SFAS No. 144, the dealership qualified as a separate component of the Company's business and as a result, the operating results and the gain on the sale of assets have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been adjusted to reflect this business as a discontinued operation. Net sales of the North Carolina dealership for the year ended December 31, 2004 was $20.0 million, and the pre-tax income for the year ended December 31, 2004 was $2.8 million.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

12.  COMMITMENTS AND CONTINGENCIES.

Lease Commitments

The Company leases various manufacturing and office facilities under non-cancelable agreements that expire at various dates through November 2011. Several of the leases contain renewal options and options to purchase and require the payment of property taxes, normal maintenance and insurance on the properties. Certain office and delivery equipment is also leased under non-cancelable agreements that expire at various dates through October 2012. The above-described leases are accounted for as operating leases.

Future minimum annual operating lease commitments at December 31, 2006 aggregated $4.0 million and are payable during the next 5 years as follows: 2007 - $1.1 million, 2008 - $0.9 million, 2009 - $0.8 million, 2010 - $0.7 million, and 2011 - $0.5 million. Total rental expense for the years ended December 31, 2006, 2005 and 2004 aggregated $1.6 million, $1.6 million and $1.1 million, respectively.

Obligation to Purchase Consigned Inventories

The Company obtains vehicle chassis for its recreational vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until assigned to a unit in the production process. At that point, the Company is obligated to purchase the chassis and it is recorded as inventory. At December 31, 2006 and 2005, chassis inventory, accounted for as consigned inventory, approximated $11.4 million and $26.8 million, respectively.

Repurchase Agreements

The Company was contingently liable at December 31, 2006 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. Products repurchased from dealers under these agreements are accounted for as a reduction in revenue and cost of sales at the time of repurchase. Although the estimated contingent liability approximates $187 million at December 31, 2006 ($262 million at December 31, 2005), the risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. Based on losses previously experienced under these obligations, the Company has established a reserve for estimated losses under repurchase agreements. At December 31, 2006 and 2005, $0.3 million and $0.4 million, respectively, was recorded as an accrual for estimated losses under repurchase agreements.

The Company was also contingently liable at December 31, 2006 to a financial institution on repurchase agreements in connection with financing provided by the institution to certain of the Company's independent home builders in connection with their purchase of the Company's housing products. This agreement provides for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a builder's default. Products repurchased from builders under this agreement are accounted for as a reduction in revenue and cost of sales at the time of repurchase. Although the estimated contingent liability approximates $16.2 million at December 31, 2006 ($15.9 million at December 31, 2005), the risk of loss resulting from these agreements is spread over the Company's numerous builders and is further reduced by the resale value of the products repurchased. The Company has evaluated the potential for losses under this agreement and has recorded an accrual of $0.2 million at December 31, 2006 and December 31, 2005 for estimated losses under the repurchase agreement.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

12. COMMITMENTS AND CONTINGENCIES, Continued.

Corporate Guarantees

The Company was contingently liable under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $3.9 million at December 31, 2006 and $6.2 million at December 31, 2005. The Company has an agreement with a financial institution to form a private-label financing program to provide wholesale inventory financing to the Company's dealers in the Recreational Vehicle Segment. The agreement provides for a preferred program that provides financing that is subject to the standard repurchase agreement described above. In addition, the agreement provides for a reserve pool whereby the financial institution makes available an aggregate line of credit not to exceed $40 million that will provide financing for dealers that may not otherwise qualify for credit approval under the preferred program. No dealer being provided financing from the reserve pool can receive an aggregate line of credit exceeding $5 million. In addition to the standard repurchase agreement described above, as of December 31, 2006 the Company was contingently liable to the financial institutions up to a maximum of $2.1 million of aggregate losses, as defined by the agreement, incurred by the financial institutions on designated dealers with higher credit risks that are accepted into the reserve pool financing program. The Company will be liable up to a maximum of $2.1 million of aggregate losses thru June 30, 2007, and thereafter, the Company will be liable up to a maximum of $2.0 million of aggregate losses. The Company has recorded a loss reserve of $0.1 million at December 31, 2006 and December 31, 2005 associated with these guarantees.

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

In addition, the Company is liable under a guarantee to a financial institution for model home financing provided to certain independent builders doing business with the Company's Housing Segment. The amount outstanding under this agreement at December 31, 2006 is $0.4 million ($0.6 million at December 31, 2005). Any losses incurred under this guarantee would be offset by the proceeds from the resale of the model home and losses are limited to 20% of the original contract price, and cannot exceed a total of $2.0 million. As of December 31, 2006, no losses have been incurred by the Company under the model home financing program.

Financing Obligation

During the second quarter of 2004, the Company entered into an agreement to provide financing of up to $4.9 million to a developer for the construction of a hotel for which the Company was to provide modular units. As of December 31, 2006, the Company provided $2.3 million in financing to the developer under this arrangement. The loans are collateralized by a first priority interest in all tangible and intangible property of the borrower. The developer was unable to obtain a building permit, so the Company is pursuing its legal remedies through litigation to recoup the financing extended to date. No additional funding has been or will be provided. During the fourth quarter of 2006, the Company obtained title to the real estate that was partial collateral for this Note. In the event the sale of the property does not generate proceeds sufficient to cover the financing previously provided, the Company will continue pursuing its legal remedies to recover any shortfall. As of December 31, 2006, the Company has reserved an amount for which Management believes the Company may not recover, however, there is a potential for exposure in excess of the amount reserved.

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

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

12.  COMMITMENTS AND CONTINGENCIES, Continued.

Change of Control Agreements

On February 3, 2000, the Company entered into Change of Control Agreements with key executives. Under the terms of these agreements, in the event of a change in control of the Company, as defined, the Company would be obligated to pay these key executives for severance and other benefits. These agreements had aggregated obligations of approximately $8.3 million and $10.4 million based on salaries and benefits at December 31, 2006 and 2005, respectively. In addition, in the event of a change of control of the Company, all outstanding stock options and SAR's shall become immediately exercisable, restrictions are removed from restricted stock, and all stock awards shall immediately be deemed fully achieved.

Also on February 3, 2000, the Company established a rabbi trust, which in the event of a change of control, as defined, will be funded to cover the Company's obligations under its Change of Control Agreements and its deferred compensation plan.

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

On March 21, 2005, the Company entered into a settlement agreement with The Coleman Company, Inc. to resolve the licensing agreement suit. Pursuant to the settlement agreement, the Company has received $4.4 million from The Coleman Company, Inc. in exchange for releasing all claims in the suit. The settlement of $4.4 million was paid in two installments of $2.2 million, one of which was received by the Company on March 23, 2005 and the second of which was received on April 20, 2005, plus interest. In addition, the agreement provides for the potential of an additional payment of $0.5 million if certain provisions of the agreement are breached. The settlement of $4.4 million was recorded in the first quarter of 2005 as a reduction of $1.7 million to cost of sales and a reduction of $0.5 million to operating expenses at the RV Segment plus a reduction of $2.2 million to the Company’s general and administrative expenses.

During 2005, the Company settled a personal injury suit for $5.0 million, $1.0 million of which was paid by the Company’s primary insurance carrier. The Company’s self-insured retention is $250,000. During 2005, the Company paid $1.5 million in addition to the amount paid by its primary carrier and recorded another current liability of $2.5 million to recognize the remaining amount to be paid on the settlement and the $250,000 retention. During June 2006, the remaining liability of $2.5 million was paid. Since the excess carrier initially denied coverage, the Company filed suit against the excess carrier to enforce coverage. During the first quarter of 2006, the matter was settled for $2.875 million, which the Company received on March 15, 2006 and was recorded as a reduction to the RV Segment’s general and administrative expenses. There remains ongoing litigation against other parties to recover the balance over the retention.

During the first quarter of 2006, the Company also entered into a partial settlement of another insurance matter for $0.75 million, net of a contingency fee.  This amount was recorded as a reduction to the Company's general and administrative expenses in the first quarter. The settlement was received during the second quarter of 2006.

The Company finalized arbitration with a housing customer over damages resulting from a construction project during the third quarter of 2006 and the final settlement did not exceed the amount the Company had previously accrued for this matter.

On November 21, 2006 the Company received a summons from the Internal Revenue Service which requires the Company to produce various documents relating to its research and development claims filed with the Internal Revenue Service for the tax years 1999 through 2004.

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

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

13.  UNAUDITED INTERIM FINANCIAL INFORMATION.

Certain selected unaudited quarterly financial information for the years ended December 31, 2006 and 2005 is as follows (in thousands):

	2006
	Quarter Ended
	March 31	June 30	September 30	December 31

Net Sales	$162,554	$155,321	$130,715	$115,792
Gross profit	14,642	15,987	13,065	5,727
Net income (loss) from continuing operations	404	480	(2,733)	(31,366)
Net profit (loss)	2,910	304	(3,516)	(31,503)
Net profit (loss) per common share - Basic
Continuing operations	.03	.03	(.17)	(2.01)
Discontinuing operations	.16	(.01)	(.05)	(0.01)
	.19	.02	(.22)	(2.02)
Net loss per common share - Diluted
Continuing operations	.03	.03	(.17)	(2.01)
Discontinuing operations	.16	(.01)	(.05)	(0.01)
	.19	.02	(.22)	(2.02)

	2005
	Quarter Ended
	March 31	June 30	September 30	December 31

Net sales	$192,249	$190,031	$180,168	$139,977
Gross profit	18,785	20,121	13,715	3,338
Net loss from continuing operations	(953)	(1,660)	(6,175)	(10,572)
Net loss	(1,386)	(1,470)	(9,346)	(14,148)
Net loss per common share - Basic
Continuing operations	(.06)	(.10)	(.40)	(.68)
Discontinuing operations	(.03)	.01	(.20)	(.23)
	(.09)	(.09)	(.60)	(.91)
Net income (loss) per common share - Diluted
Continuing operations	(.06)	(.10)	(.40)	(.68)
Discontinuing operations	(.03)	.01	(.20)	(.23)
	(.09)	(.09)	(.60)	(.91)

Index

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable in 2006.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has conducted an evaluation, as of December 31, 2006, of the Company's disclosure controls and procedures; as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

The Company's independent registered public accounting firm has audited and issued their report on management's assessment of the Company's internal control over financial reporting, which appears on page 36.

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

Part III.

Item 10.	Directors and Executive Officers of the Registrant

(a) Identification of Directors

Information regarding the Registrant's directors is contained under the caption "Election of Directors" in the Company's Proxy Statement dated March 30, 2007 and is incorporated herein by reference.

(b) Executive Officers of the Company

See "Executive Officers of the Registrant" contained herein.

(c) Beneficial Ownership Reporting Compliance

Information for "Section 16(a) Beneficial Ownership Reporting Compliance" is contained under that caption in the Company's Proxy Statement dated March 30, 2007 and is incorporated herein by reference.

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

(e) Audit Committee and Financial Expert of the Audit Committee

Information regarding the Registrant's Audit Committee, including the committee members designated as Financial Experts is contained under the caption "Audit Committee" in the Company's Proxy Statement dated March 30, 2007 and is incorporated herein by reference.

(f) Nominations for Director

Information regarding the Registrant's procedures for nominations for director is contained under the caption "Nomination for Director" in the Company's Proxy Statement dated March 30, 2007 and is incorporated herein by reference.

Item 11.	Executive Compensation

Information for Item 11 is contained under the headings "Management Development/Compensation Committee," “Compensation Discussion and Analysis,” and "Outside Director Compensation" in the Company's Proxy Statement dated March 30, 2007 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information for Item 12 is contained under the captions "Directors' and Officers' Stock Ownership" and "Stock Ownership Information" in the Company's Proxy Statement dated March 30, 2007 and is incorporated herein by reference.

Index

The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2006:

Equity Compensation Plan Information

Plan Category	# of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	# of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	$149,550	$12.48	$1,400,102

Equity compensation plans not approved by shareholders	-	-	-

Total	$149,550	$12.48	$1,400,102

Item 13.	Certain Relationships and Related Transactions

Information for Item 13 is contained under the heading “Determination of Independence of Directors” in the Company’s Proxy Statement dated March 30, 2007 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding the Principal Accountant Fees and Services is contained under the caption "Independent Registered Public Accounting Firm" in the Company's Proxy Statement dated March 30, 2007 and is incorporated herein by reference.

Part IV.

Item 15.	Exhibits and Financial Statement Schedule

(a)	The following Financial Statements and Financial Statement Schedule are included in Item 8 herein.

1. Financial Statements

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2006 and 2005
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

2. Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, included in the Notes to the Consolidated Financial Statements, or otherwise not required under instructions contained in Regulation SX.

3. Exhibits

See Index to Exhibits.

Index

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Payment or Utilization		Balance at End of Period

Fiscal year ended December 31, 2006:

Allowance for doubtful accounts:	$1,240	$1,631		$(1,737)	(A)	$1,134

Product warranty reserves:	$20,005	$21,598		$(30,504)	(B) (C)	$11,099

Repurchase agreement and Corporate guarantee loss reserves:	$775	$356		$(496)		$635

Valuation allowance against deferred tax assets:	$-	$24,731	(D)	$-		$24,731

Fiscal year ended December 31, 2005:

Allowance for doubtful accounts:	$919	$988		$(667	) (A)	$1,240

Product warranty reserves:	$10,140	$34,771	(C)	$(24,906	) (B)	$20,005

Repurchase agreement and Corporate guarantee loss reserves:	$726	$225		$(176)		$775

Fiscal year ended December 31, 2004:

Allowance for doubtful accounts:	$1,208	$158		$(447	) (A)	$919

Product warranty reserves:	$8,658	$22,189		$(20,707	) (B)	$10,140

Repurchase agreement and Corporate guarantee loss reserves:	$350	$564		$(188)		$726

(A)	Write-off of bad debts, less recoveries.
(B)	Claims paid, less recoveries.
(C)	Reflects increase due to specific warranty issues which occurred in 2005, primarily camping trailer lift systems and sidewall lamination issues within the RV Segment.
(D)	Allowance charged to Continuing Operations $24,360, Discontinued Operations $371.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACHMEN INDUSTRIES, INC.

Date: March 5, 2007

/s/ R. M. Lavers
R. M. Lavers
(Chief Executive Officer)

/s/ C. A. Zuhl
C. A. Zuhl
(Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 5, 2007.

/s/ G. B. Bloom	/s/ W. P. Johnson
G. B. Bloom	W. P. Johnson
(Director)	(Director)

/s/ R. J. Deputy	/s/ P. G. Lux
R. J. Deputy	P. G. Lux
(Director)	(Director)

/s/ J. A. Goebel	/s/ E. W. Miller
J. A. Goebel	E. W. Miller
(Director)	(Director)

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

(4)(c)
Loan and Security Agreement dated as of August 2, 2006 among Coachmen Industries, Inc., the Lenders named therein and LaSalle Business Credit, LLC (incorporated by reference to Exhibit 4 to the Company’s Form 8-K filed August 3, 2006).

(4)(d)	Amendment No. 1 to Loan and Security Agreement dated as of August 2, 2006 among Coachmen Industries, Inc., the Lenders named therein and LaSalle Business Credit, LLC.

(4)(e)	Amendment No. 2 to Loan and Security Agreement dated as of August 2, 2006 among Coachmen Industries, Inc., the Lenders named therein and LaSalle Business Credit, LLC.

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

(10)(i)	Loan and Security Agreement dated as of August 2, 2006 among Coachmen Industries, Inc., the Lenders named therein and LaSalle Business Credit, LLC (included in Exhibit 4(c)).

Index

(10)(j)	Amendment No. 1 to Loan and Security Agreement dated as of August 2, 2006 among Coachmen Industries, Inc., the Lenders named therein and LaSalle Business Credit, LLC (included in Exhibit 4(d)).

(10)(k)	Amendment No. 2 to Loan and Security Agreement dated as of August 2, 2006 among Coachmen Industries, Inc., the Lenders named therein and LaSalle Business Credit, LLC (included in Exhibit 4(e)).

(10)(l)	Closing Documents and Contract on Sale of Real Estate in Tennessee.

(10)(m)
Form of the 2006 Restricted Stock Award Agreement and listing of the maximum number of shares each Executive Officer may earn under the Agreements (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

(10)(n)	Entry into a Material Definitive Stock Purchase Agreement for the Sale of Miller Building Systems, Inc. (incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed April 4, 2006).

(10)(o)	Entry into a Material Definitive Stock Purchase Agreement for the Sale of Cessna 1994 Citation Jet (incorporated by reference to Exhibit 10 to the Company's Form 8-K filed June 2, 2006).

(10)(p)
Program Agreement and related Repurchase Agreement dated as of May 10, 2004 between Textron Financial Corporation and certain subsidiaries of Coachmen Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

*(10)(q)	Summary of Life Insurance and Long Term Disability Benefits for Executives.

*(10)(r)	Description of Non-management Director Compensation.

*(10)(s)	Summary of 2005 Performance Metrics under the Company's Executive Annual Performance Incentive Plan.

(10)(t)	Mentor Protégé Agreement between Coachmen Industries, Inc. and The Warrior Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 19, 2005).

(10)(u) (10)(v)
Entry into a Material Definitive Stock Purchase Agreement for the Sale of Palm Shores, Brevard County, Florida property (incorporated by reference to Exhibit 10 to the Company's Form 8-K filed June 30, 2006).

Severance and Early Retirement Agreement and General Release of All Claims dated October 23, 2006 among Coachmen Industries, Inc. and Claire C. Skinner (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

(10)(w)
Form of the 2006 Restricted Stock Award Agreement and listing of the maximum number of shares each Executive Officer may earn under the Agreements (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

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