Form 10-Q
period 2007-03-31
COACHMEN INDUSTRIES INC
filed 2007-05-07
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007.
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of Common Stock, without par value, outstanding as of the close of business on April 30, 2007:  15,727,644

Index

 Coachmen Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)
	March 31,	December 31,
	2007	2006
Assets	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,669	$2,651
Trade receivables, less allowance for doubtful receivables 2007 - $1,125 and 2006 - $1,134	36,544	25,874
Other receivables	2,865	2,332
Refundable income taxes	4,161	10,820
Inventories	86,187	83,511
Prepaid expenses and other	2,457	3,957
Assets held for sale	-	288
Total current assets	135,883	129,433

Property, plant and equipment, net	55,895	57,018
Goodwill	16,865	16,865
Cash value of life insurance, net of loans	33,196	31,119
Other	8,580	8,699
TOTAL ASSETS	$250,419	$243,134

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Short-term borrowings	$7,614	$9,284
Accounts payable, trade	35,062	16,998
Accrued income taxes	5	18
Accrued expenses and other liabilities	36,604	35,116
Floorplan notes payable	4,319	4,156
Current maturities of long-term debt	1,037	1,077
Total current liabilities	84,641	66,649

Long-term debt	3,825	3,862
Deferred income taxes	4,524	4,524
Postretirement deferred compensation benefits	7,854	7,768
Other	22	-
Total liabilities	100,866	82,803

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY
Common shares, without par value: authorized 60,000 shares; issued 2007 - 21,161 shares and 2006 - 21,156 shares	92,428	92,382
Additional paid-in capital	7,735	7,648
Accumulated other comprehensive loss	(14)	(10)
Retained earnings	108,704	119,623
Treasury shares, at cost, 2007 - 5,431 shares and 2006 - 5,433 shares	(59,300)	(59,312)
Total shareholders' equity	149,553	160,331

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$250,419	$243,134
See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)
	Three Months Ended March 31,
	2007	2006

Net sales	$130,244	$162,554
Cost of sales	128,817	156,141
Gross profit	1,427	6,413
Operating expenses:
Selling	5,813	5,180
General and administrative	6,235	2,850
Gain on sale of assets, net	(445)	(2,677)
	11,603	5,353
Operating income (loss)	(10,176)	1,060
Nonoperating (income) expense:
Interest expense	842	968
Investment income	(474)	(362)
Other income, net	(95)	(164)
	273	442
Income (loss) from continuing operations before income taxes	(10,449)	618
Income taxes (credit)	(1)	214
Net income (loss) from continuing operations	(10,448)	404

Discontinued operations
Loss from operations of discontinued entities (net of tax credits of $175 in 2006)	-	(329)
Gain on sale of assets of discontinued entities (net of taxes of $1,510 in 2006)	-	2,835
Income from discontinued operations	-	2,506
Net income (loss)	$(10,448)	$2,910

Earnings (loss) per share - Basic
Continuing operations	$(.67)	$.03
Discontinued operations	-	.16
Net earnings (loss) per share	(.67)	.19
Earnings (loss) per share - Diluted
Continuing operations	(.67)	.03
Discontinued operations	-	.16
Net earnings (loss) per share	(.67)	.19

Number of common shares used in the computation of earnings (loss) per share:
Basic	15,700	15,593
Diluted	15,700	15,650

Cash dividends declared per common share	$.03	$.06

See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)
	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,448)	$2,910
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,506	1,669
Provision for doubtful receivables, net of recoveries	30	148
Net realized and unrealized (gains)/losses on derivatives	(4)	18
Gains on sale of properties and other assets, net	(445)	(7,022)
Increase in cash surrender value of life insurance policies	(301)	(584)
Deferred income tax provision (benefit)	-	1,654
Other	599	407
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Trade receivables	(11,449)	1,880
Inventories	(2,676)	(5,842)
Prepaid expenses and other	1,500	94
Accounts payable, trade	18,064	10,958
Income taxes - accrued and refundable	6,646	802
Accrued expenses and other liabilities	1,096	(1,727)
Net cash provided by operating activities	4,118	5,365
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of properties and other assets	746	17,870
Investments in life insurance policies	(1,776)	(1,334)
Purchases of property and equipment	(391)	(1,785)
Other	330	188
Net cash provided by (used in) investing activities	(1,091)	14,939
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	3,866	7,070
Payments of short-term borrowings	(5,373)	(18,639)
Proceeds from long-term debt	-	255
Payments of long-term debt	(77)	(2,012)
Issuance of common shares under stock incentive plans	46	85
Cash dividends paid	(471)	(937)
Net cash used in financing activities	(2,009)	(14,178)
Increase in cash and cash equivalents	1,018	6,126
CASH AND CASH EQUIVALENTS:
Beginning of period	2,651	2,780
End of period	$3,669	$8,906

Supplemental disclosures of cash flow information:
Operating cash received during the quarter related to insurance settlement	$-	$2,875

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the Company as of March 31, 2007, and the results of its operations and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006.

Statement of Operations Classification - Effective January 1, 2007, the Company changed its classification of delivery expenses in the statement of operations to include these expenses as a component of cost of sales.  Prior to January 1, 2007, the Company classified delivery expenses as an operating expense. This change is considered a change in accounting principle pursuant to the provisions of FASB Statement No. 154, Accounting Changes and Error Corrections, and will be reported by retrospective application to prior period’s financial statements.  This change in accounting principle is considered preferable as it was made to conform the classification of these expenses on the statement of operations to the classification of such expenses by other companies in our industry.  The effect of this change on the three months ended March 31, 2007 was an increase of costs of sales and a decrease of operating expenses by approximately $6.9 million.   The Company applied the change retrospectively by reclassifying approximately $8.2 million of delivery expenses from operating expenses to cost of sales for the three months ended March 31, 2006.  This change has no effect on income from continuing operations, net income or per share amounts for any period presented.

Reclassifications - Certain reclassifications have been made in the fiscal 2006 consolidated financial statements and related footnotes to conform to the presentation used in 2007.

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

The table below presents information about segments, used by the chief operating decision maker of the Company for the three months ended March 31 (in thousands):
	Three Months Ended March 31,
	2007	2006
Net sales
Recreational vehicles	$104,152	$119,854
Housing	26,092	42,700
Consolidated total	$130,244	$162,554

Gross profit
Recreational vehicles	$(866)	$1,306
Housing	2,293	5,107
Consolidated total	$1,427	$6,413

Index

2. SEGMENT INFORMATION, continued.	Three Months Ended March 31,
	2007	2006
Operating expenses
Recreational vehicles	$7,072	$3,654
Housing	5,022	4,999
Other reconciling items	(491)	(3,300)
Consolidated total	$11,603	$5,353

Operating income (loss)
Recreational vehicles	$(7,938)	$(2,347)
Housing	(2,729)	107
Other reconciling items	491	3,300
Consolidated total	$(10,176)	$1,060

Pre-tax income (loss) from continuing operations
Recreational vehicles	$(8,044)	$(2,668)
Housing	(2,677)	142
Other reconciling items	272	3,144
Consolidated total	$(10,449)	$618

	March 31,	December 31,
	2007	2006
Total assets
Recreational vehicles	$124,002	$113,627
Housing	59,850	57,968
Other reconciling items	66,567	71,539
Total	$250,419	$243,134

3.    INVENTORIES.

Inventories consist of the following (in thousands):
	March 31,	December 31,
	2007	2006
Raw materials
Recreational vehicles	$19,881	$13,874
Housing	6,413	6,065
Total	26,294	19,939

Work in process
Recreational vehicles	15,386	15,661
Housing	4,217	3,466
Total	19,603	19,127

Improved lots
Housing	201	221
Total	201	221

Finished goods
Recreational vehicles	29,736	35,079
Housing	10,353	9,145
Total	40,089	44,224

Total	$86,187	$83,511

Index

4.    PROPERTY, PLANT AND EQUIPMENT.

Property, plant and equipment consist of the following (in thousands):
	March 31, 2007	December 31, 2006

Land and improvements	$11,546	$11,562
Buildings and improvements	61,119	61,043
Machinery and equipment	24,844	24,798
Transportation equipment	14,267	14,310
Office furniture and fixtures	17,100	17,481

Total	128,876	129,194
Less, accumulated depreciation	72,981	72,176

Property, plant and equipment, net	$55,895	$57,018

5.    ACCRUED EXPENSES AND OTHER LIABILITIES.

Accrued expenses and other liabilities consist of the following (in thousands):
	March 31, 2007	December 31, 2006

Wages, salaries, bonuses and commissions	$3,851	$3,135
Dealer incentives, including volume bonuses, dealer trips, interest reimbursement, co-op advertising and other rebates	3,345	4,140
Warranty	10,132	11,099
Insurance-products and general liability, workers compensation, group health and other	7,301	7,593
Customer deposits and unearned revenues	6,873	3,865
Litigation	465	345
Interest	805	955
Sales and property taxes	1,681	1,226
Other current liabilities	2,151	2,758

Total	$36,604	$35,116

Changes in the Company's warranty liability during the three-month periods ended March 31, 2007 and 2006 were as follows (in thousands):
	Three Months Ended March 31,
	2007	2006

Balance of accrued warranty at beginning of period	$11,099	$20,005

Warranties issued during the period and changes in liability for pre-existing warranties	5,363	6,536

Settlements made during the period	(6,330)	(9,936)

Balance of accrued warranty at March 31	$10,132	$16,605

The decrease in the warranty accrual for 2007 was primarily the result of specific reserves established in the later half of 2005 related to the recall of defective camping trailer lift systems and the repair of defective material used in laminated sidewalls of certain of the Company’s recreational vehicles. Most of the claims against these reserves were paid during 2006 and the first three months of 2007.

Index

6.    COMPREHENSIVE INCOME (LOSS).

The changes in the components of comprehensive income (loss) for the three months ended March 31 are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006

Net income (loss)	$(10,448)	$2,910
Unrealized gains (losses) on cash flow hedges, net of taxes	(4)	18

Comprehensive income (loss)	$(10,452)	$2,928

As of March 31, 2007 and 2006, the accumulated other comprehensive income, net of tax, relating to deferred losses on cash flow hedges was ($14,000) and $12,000, respectively.

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

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income (loss) available to common stockholders	$(10,448)	$2,910
Denominator:
Number of shares outstanding, end of period:
Weighted average number of common shares used in basic EPS	15,700	15,593
Effect of dilutive securities	-	57
Weighted average number of common shares used in diluted EPS	15,700	15,650

As the Company reported a net loss for the quarter ended March 31, 2007, the dilutive effect of stock options and awards did not enter into the computation of diluted earnings per share because their inclusion would have been antidilutive. For the quarter ended March 31, 2006, 73,075 shares of outstanding stock options were not included in the computation of diluted earnings per share because their exercise price was greater than the average market prices for the respective periods and their inclusion would have been antidilutive.

Index

8.   INCOME TAXES.

Prior to recognizing a valuation allowance, the effective tax rate for the first quarter ended March 31, 2007 was a credit of (43.1%) compared with a 2006 first quarter effective tax rate from continuing operations of 34.6%. The Company’s effective tax rate fluctuates based upon estimated annual pre-tax income amounts, the states where sales occur, nontaxable increases in cash value of life insurance contracts, other permanent tax differences, increases or decreases in tax reserves and valuation allowances and recognized federal and state tax credits. Due to the Company’s cumulative losses in recent years, a valuation allowance of $4.5 million was recognized to offset potential net operating loss tax benefits associated with the losses from the first quarter of 2007, essentially reducing the effective tax rate to zero. As with the deferred tax valuation allowance taken at the end of 2006, the tax benefit associated with the current quarter’s losses may be utilized to offset future taxable income.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The implementation of FIN 48 did not have a significant impact on the Company’s financial position or results of operations.

As of the beginning of fiscal year 2007, the Company had unrecognized tax benefits of $4.1 million including interest and penalties. There has been no significant change in the unrecognized tax benefits during the first quarter ending March 31, 2007. If recognized, the effective tax rate would be affected by approximately $1.6 million of the unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax benefits through interest and operating expenses, respectively. The amounts accrued for interest and penalties as of March 31, 2007 and the amount of interest and penalties recorded during the quarter ended March 31, 2007 were not considered to be significant.

The Company is subject to periodic audits by U.S. federal and state taxing authorities. Currently, the Company is undergoing an audit by the Internal Revenue Service for a claim for research and development credits. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of the audit. Based on the current audit in process, the amount of unrecognized tax benefits could increase by approximately $1.1 million or decrease by $4.6 million.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2003.

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

During the first quarter of 2007, the Company completed the sale of two parcels of the former Georgie Boy manufacturing complex for approximately $0.6 million, resulting in a pre-tax gain of approximately $0.3 million. Also during the quarter, the Company completed the sale of vacant farmland in Middlebury, Indiana for cash of approximately $0.1 million, resulting in a pre-tax gain of approximately $0.1 million.

On March 31, 2006, the Company completed the sale of a property located in Grapevine, Texas for approximately $2.0 million, consisting of cash of $1.7 million and a note receivable of $0.3 million and resulting in a pre-tax gain of approximately $1.8 million. Also during the first quarter of 2006, the Company completed the sale of vacant farmland in Middlebury, Indiana for cash of approximately $1.0 million, resulting in a pre-tax gain of approximately $0.8 million.

Housing Segment

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

Index

9.	RESTRUCTURING CHARGES AND DISCONTINUED OPERATIONS, continued.

In addition, the Company accepted a $2.0 million contingent earn-out note which will be paid to the Company if certain income metrics are achieved by the acquiring entity. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the 2006 operating results of the division have been accounted for as a discontinued operation. In connection with this sale, $1.7 million of industrial revenue bonds were paid off as of March 31, 2006. During April 2006, the Company terminated the $1.5 million and $235,000 interest rate swaps that had been associated with these revenue bonds. Net sales of Miller Building Systems, Inc. for the quarter ended March 31, 2005 were $7.0 million, and the pre-tax loss for the quarter ended March 31, 2005, was $(0.7) million.

In conjunction with the sale of Miller Building Systems, Inc., during the fourth quarter of 2005 management allocated goodwill of $0.6 million to Miller Building Systems from the Housing Segment, based on the relative fair value of the discontinued operations to the entire Segment. The $0.6 million allocated goodwill was written off as part of the 2005 loss from discontinued operations. During the first quarter of 2006, an additional $0.3 million of goodwill was allocated to Miller Building Systems based on the final sales price relative to the fair value of the entire Housing Segment. The additional $0.3 million of allocated goodwill was written off as part of the 2006 gain on sale of assets of discontinued operations.

Recreational Vehicle Segment

On January 13, 2006, the Company sold all operating assets of Prodesign, LLC. The total sales price was $8.2 million, of which the Company received $5.7 million in cash, a $2.0 million promissory note and $0.5 million to be held in escrow to cover potential warranty claims and uncollectible accounts receivable, as defined in the sale agreement. The promissory note is to be repaid over a period of 10 years, using an amortization period of 15 years, and bears interest at 6% per annum with interest only payments being required in the first three years. The funds remaining in the escrow account reverted to the Company in February 2007 per the sales agreement. In accordance with Statement of Financial Accounting Standard No. 144, Prodesign qualified as a separate component of the Company’s business and as a result, the 2006 operating results of Prodesign have been accounted for as a discontinued operation. In conjunction with the classification of Prodesign as a discontinued operation, management allocated goodwill of $0.3 million to the discontinued operations from the Recreational Vehicle Segment goodwill based on the relative fair value of the discontinued operations to the Recreational Vehicle Segment. The $0.3 million of allocated goodwill was included in the calculation of the final gain on sale of assets in the first quarter of 2006. Net sales of Prodesign for the quarter ended March 31, 2005, were $3.6 million and the pre-tax income for the quarter ended March 31, 2005, was $0.2 million.

10.  COMMITMENTS AND CONTINGENCIES.

Obligation to Purchase Consigned Inventories

The Company obtains vehicle chassis for its recreational vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until assigned to a unit in the production process. At that point, the Company is obligated to purchase the chassis and it is recorded as inventory. At March 31, 2007 and December 31, 2006, chassis inventory, accounted for as consigned inventory, approximated $10.2 million and $11.4 million, respectively.

Repurchase Agreements

The Company was contingently liable at March 31, 2007 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. Products repurchased from dealers under these agreements are accounted for as a reduction in revenue and cost of sales at the time of repurchase. Although the estimated contingent liability approximates $185.6 million at March 31, 2007 ($187.0 million at December 31, 2006), the risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. Based on losses previously experienced under these obligations, the Company has established a reserve for estimated losses under repurchase agreements. At both March 31, 2007 and December 31, 2006, $0.3 million was recorded as an accrual for estimated losses under repurchase agreements.

Index

10.	COMMITMENTS AND CONTINGENCIES, continued.

The Company was also contingently liable at March 31, 2007 to a financial institution on repurchase agreements in connection with financing provided by the institution to certain of the Company's independent home builders in connection with their purchase of the Company's housing products. This agreement provides for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a builder's default. Products repurchased from builders under this agreement are accounted for as a reduction in revenue and cost of sales at the time of repurchase. Although the estimated contingent liability approximates $16.5 million at March 31, 2007 ($16.2 million at December 31, 2006), the risk of loss resulting from these agreements is spread over the Company's numerous builders and is further reduced by the resale value of the products repurchased. The Company has evaluated the potential for losses under this agreement and has recorded an accrual of $0.2 million as of March 31, 2007 and December 31, 2006 for estimated losses under the repurchase agreement.

Corporate Guarantees

The Company was contingently liable under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $6.4 million at March 31, 2007 and $3.9 million at December 31, 2006. The Company has an agreement with a financial institution to form a private-label financing program to provide wholesale inventory financing to the Company's dealers in the Recreational Vehicle Segment. The agreement provides for a preferred program that provides financing that is subject to the standard repurchase agreement described above. In addition, the agreement provides for a reserve pool whereby the financial institution makes available an aggregate line of credit not to exceed $40 million that will provide financing for dealers that may not otherwise qualify for credit approval under the preferred program.

No dealer being provided financing from the reserve pool can receive an aggregate line of credit exceeding $5 million. In addition to the standard repurchase agreement described above, at March 31, 2007 the Company was contingently liable to the financial institutions up to a maximum of $2.0 million of aggregate losses, as defined by the agreement, incurred by the financial institutions on designated dealers with higher credit risks that are accepted into the reserve pool financing program. The Company is liable up to a maximum of $2.0 million of aggregate losses annually. The Company has recorded a loss reserve of $0.1 million at March 31, 2007 and December 31, 2006 associated with these guarantees.

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

In addition, the Company is liable under a guarantee to a financial institution for model home financing provided to certain independent builders doing business with the Company's Housing Segment. The amount outstanding under this agreement at March 31, 2007 is $0.4 million ($0.4 million at December 31, 2006). Any losses incurred under this guarantee would be offset by the proceeds from the resale of the model home and losses are limited to 20% of the original contract price, and cannot exceed a total of $2.0 million. As of March 31, 2007, no losses have been incurred by the Company under the model home financing program.

Financing Obligation

During the second quarter of 2004, the Company entered into an agreement to provide financing of up to $4.9 million to a developer for the construction of a hotel for which the Company was to provide modular units. As of March 31, 2007, the Company provided $2.3 million in financing to the developer under this arrangement. The loans are collateralized by a first priority interest in all tangible and intangible property of the borrower. The developer was unable to obtain a building permit, so the Company is pursuing its legal remedies through litigation to recoup the financing extended to date. No additional funding has been or will be provided. During the fourth quarter of 2006, the Company obtained title to the real estate that was partial collateral for this Note. In the event the sale of the property does not generate proceeds sufficient to cover the financing previously provided, the Company will continue pursuing its legal remedies to recover any shortfall. As of March 31, 2007, the Company has reserved an amount for which Management believes the Company may not recover, however, there is a potential for exposure in excess of the amount reserved.

Index

10.  COMMITMENTS AND CONTINGENCIES, continued.

Litigation

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

On November 21, 2006 the Company received a summons from the Internal Revenue Service which requires the Company to produce various documents relating to its research and development claims filed with the Internal Revenue Service for the tax years 1999 through 2004. On March 6, 2007 the Company received an additional summons from the Internal Revenue Service related to this matter regarding tax years 1984 through 1988.

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

11.  STOCK-BASED COMPENSATION.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under SFAS 123R, the Company is required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense over the period that the awards are expected to vest. Restricted stock and stock options issued under the Company’s equity plans, as well as, stock purchases under the employee stock purchase plan are subject to the provisions of SFAS 123R. Since the adoption of SFAS 123R, there have been no modifications to outstanding stock-based awards.

Stock options generally vest over a four-year service period. The Company has not granted any stock option awards since 2003. Compensation expense related to the Company's Employee Stock Purchase Plan was not significant for the first quarter of 2007.

On January 10, 2007, the Company granted Restricted Stock Awards to certain key employees as a means of retaining and rewarding them for performance and to increase their ownership in the Company. The awards are governed by the Company’s 2000 Omnibus Stock Plan. Participants will earn the restricted shares awarded to them based on attainment of certain performance goals for the calendar year 2007. If the Company meets the minimum, threshold and maximum target levels of pre-tax profits, the participants will earn corresponding levels of awards. To the extent the Company meets the performance goals for the year, and the participant remains employed by the Company during the vesting period, the earned restricted shares will vest and be delivered to the participants over a three-year vesting period: one-third on January 1, 2009, one-third on January 1, 2010 and one-third on January 1, 2011. Compensation expense is recognized on a straight-line basis over the requisite service period as the awards contingently vest over the performance and service periods. A total of 139,500 shares, assuming 100% of the performance goal is achieved, were granted with a weighted-average grant-date fair value of $10.80 per share. At March 31, 2007, the Company determined that it was not yet probable that the minimum target of the performance goal would be achieved; therefore, no compensation expense was recorded related to this plan for the quarter ended March 31, 2007.

Index

Coachmen Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors, which have affected the Company’s financial condition, results of operations and cash flows during the periods included in the accompanying consolidated financial statements.

A summary of the changes in the principal items included in the consolidated statements of operations is shown below (dollar amounts in thousands).

	Three Months		Three Months		Percentage Change
	Ended	Percentage	Ended	Percentage	2007
	March 31,	of	March 31,	of	to
	2007	Net Sales	2006	Net Sales	2006
Net sales:
Recreational vehicles	$104,152	80.0%	$119,854	73.7%	(13.1)%
Housing	26,092	20.0	42,700	26.3	(38.9)
Consolidated total	130,244	100.0	162,554	100.0	(19.9)

Gross profit:
Recreational vehicles	(866)	(0.7)	1,306	0.8	(166.3)
Housing	2,293	1.8	5,107	3.1	(55.1)
Consolidated total	1,427	1.1	6,413	3.9	(77.7)

Operating expenses:
Selling	5,813	4.4	5,180	3.2	12.2
General and administrative	6,235	4.8	2,850	1.7	118.8
Gain on sale of assets, net	(445)	(0.3)	(2,677)	(1.6)	(83.4)
Consolidated total	11,603	8.9	5,353	3.3	116.8

Nonoperating expense	273	0.2	442	0.3	(38.2)

Income (loss) from continuing operations before income taxes	(10,449)	(8.0)	618	0.4	n/m

Income taxes (credit)	(1)	-	214	0.1	(100.5)

Net income (loss) from continuing operations	(10,448)	(8.0)	404	0.3	n/m

Discontinued operations:
Loss from operations of discontinued entities, net	-	-	(329)	(0.2)	100.0
Gain on sale of assets of discontinued entities, net	-	-	2,835	1.7	(100.0)
Income from discontinued operations	-	-	2,506	1.5	(100.0)

Net income (loss)	$(10,448)	(8.0)%	$2,910	1.8%	(459.0)%

n/m - not meaningful

Note: The Results of Operations above have been restated to reflect discontinued operations and should be read in conjunction with Note 9, Restructuring Charges and Discontinued Operations, of the Notes to Consolidated Financial Statements appearing in this report.

Index

The following table presents key items impacting the results of operations for the periods presented (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

(Gain) loss on sale of assets:
Continuing operations:
Texas property (Grapevine, TX)	$-	$(1,824)
Michigan property (Georgie Boy)	(305)	(56)
Indiana property (various)	(140)	(797)
Total	$(445)	$(2,677)

Discontinued operations:
Miller	$-	$(2,522)
Prodesign	-	(1,899)
All American Homes - Kansas	-	76
Total	-	(4,345)
Taxes	-	1,510
Total, net of taxes	$-	$(2,835)

Legal expense recoveries	$-	$(3,620)

Index

NET SALES

Consolidated net sales from continuing operations for the quarter ended March 31, 2007 were $130.2 million, a decrease of $32.4 million, or 19.9%, from the $162.6 million reported for the corresponding quarter last year. The Company’s Recreational Vehicle Segment experienced a net sales decrease of 13.1% compared to the prior year’s first quarter as a result of the weakness in the RV industry which continued in the first quarter. Through February, industry wholesale shipments of all types of RV’s declined 16.3%. For the quarter, RV Segment wholesale unit shipments of all product types decreased by 17.8% to 3,953 units. It is important to note that in the first quarter of 2006, 1,132 hurricane relief trailers were shipped, and excluding the hurricane relief shipments, total wholesale unit shipments would have increased by 7.3%. Shipments of motorized products fell 9.8% to 983 units. Shipments of non-motorized products decreased by 20.1% to 2,970 units, although without hurricane relief units, non-motorized unit shipments would have increased 14.9%. While total backlogs decreased from the first quarter of 2006 by 1,057 units to a total of 1,417 units at March 31, 2007, the entire decline is attributable to non-motorized units, specifically travel trailers. Year over year comparisons are once again difficult due to the impact of hurricane relief production on prior year backlogs. Motorized backlogs are up 10.3% compared to a year ago, and significantly, Class C backlogs are comparable, while production rates of Class C product are more than 25% higher than a year ago.

The Company’s Housing Segment experienced a net sales decrease for the quarter ended March 31, 2007 of 38.9%, from $42.7 million during the first quarter of 2006 to $26.1 million for the first quarter of 2007. Wholesale unit shipments were down 45.0%. The national housing market continues to decline as evidenced by U.S. Census Bureau data showing single-family housing starts declining 24.6% from March 2006. Housing starts in the Midwest continued to slump, as evidenced by the decline of 38% for the first three months of 2007.

The Housing Segment continues its efforts to grow its traditional business by pursuing a number of avenues to enhance the design and marketing of single-family homes, with exciting new products including the new Craftsman collection introduced in the first quarter. The Housing Segment continues to pursue opportunities for larger projects in multi-family residential and commercial markets. In the first quarter, the Company’s All American Building Systems (AABS) commercial business unit signed the final agreement for the military housing project at Fort Bliss in Texas with a value in excess of $11.5 million. Management expects deliveries to commence in the second quarter.

COST OF SALES

Cost of sales decreased 17.5%, or $27.3 million, for the three months ended March 31, 2007. As a percentage of net sales, cost of sales was 98.9% for the three-month period ended March 31, 2007 compared to 96.1% for the three months ended March 31, 2006. The change in the dollar amount of cost of sales in the current quarter is attributable to the decrease in sales dollars. The negative change in the percentage of cost of sales and the corresponding gross profit is attributable to the increased discounting of RV products, a shift in RV product mix to lower margin products, production delays for some larger Housing construction projects and the reduced operating leverage resulting from significantly lower production levels - consolidated production volumes declined 22% compared to the first quarter of 2006.

Effective January 1, 2007, the Company changed its classification of delivery expenses in the statement of operations to include these expenses as a component of cost of sales.  Prior to January 1, 2007, the Company classified delivery expenses as an operating expense. This change is considered a change in accounting principle pursuant to the provisions of FASB Statement No. 154, Accounting Changes and Error Corrections, and will be reported by retrospective application to prior period’s financial statements.  This change in accounting principle is considered preferable as it was made to conform the classification of these expenses on the statement of operations to the classification of such expenses by other companies in our industry.  The effect of this change on the three months ended March 31, 2007 was an increase of costs of sales and a decrease of operating expenses by approximately $6.9 million.   The Company applied the change retrospectively by reclassifying approximately $8.2 million of delivery expenses from operating expenses to cost of sales for the three months ended March 31, 2006.  This change has no effect on income from continuing operations, net income or per share amounts for any period presented.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include selling, general and administrative expenses, were 9.2% and 4.9% for the three-month periods ended March 31, 2007 and 2006, respectively.

Selling expenses were 4.4% of net sales for the 2007 quarter compared to 3.2% of net sales for the three-month period ended March 31, 2006. The increase in selling expense as a percentage of net sales during the quarter was impacted by costs associated with the introduction of new Housing product lines in the quarter and increased promotional expenses in challenging markets coupled with the decrease in sales.

Index

General and administrative expenses were 4.8% of net sales for the 2007 quarter compared to 1.7% for the 2006 corresponding quarter. The increase of $3.4 million in general and administrative expenses for the three-month period of 2007 versus 2006 was primarily the result of two legal settlements received during the first quarter of 2006 totaling $3.6 million which reduced general and administrative expenses in that period.

GAIN ON THE SALE OF ASSETS, NET

For the three months ended March 31, 2007, the gain on the sale of assets was $0.4, as compared to $2.7 million in the same quarter of 2006. During the first quarter of 2007, the Company completed the sale of two parcels of the former Georgie Boy manufacturing complex for approximately $0.6 million, resulting in a pre-tax gain of approximately $0.3 million. Also during the quarter, the Company completed the sale of vacant farmland in Middlebury, Indiana for cash of approximately $0.1 million, resulting in a pre-tax gain of approximately $0.1 million. On March 31, 2006, the Company completed the sale of a property located in Grapevine, Texas for $2.0 million, which resulted in a gain of $1.8 million. Also during the first quarter of 2006, the Company completed the sale of vacant farmland in Middlebury, Indiana for $1.0 million, which resulted in a gain of $0.8 million.

INTEREST EXPENSE

Interest expense was $0.8 million and $1.0 million for the three-month periods ended March 31, 2007 and 2006, respectively. Interest expense decreased slightly due to slightly lower total borrowings during the quarter, offset partly by the higher applicable interest rates.

INVESTMENT INCOME

There was a net investment income of $0.5 million for the quarter ended March 31, 2007 compared to $0.4 million in the same quarter of 2006. Investment income is principally attributable to earnings of the life insurance policies held.

OTHER INCOME, NET

Other income, net, represents income of $0.1 million for the first quarter of 2007 and income of $0.2 million for the same quarter of the previous year. No items of significance caused the variances between the comparable quarters.

PRE-TAX INCOME (LOSS)

Pre-tax loss from continuing operations for the first quarter of 2007 was $10.4 million compared with a pre-tax income from continuing operations of $0.6 million in the first quarter of 2006. The Company's RV Segment generated a pre-tax loss from continuing operations of $8.0 million, or 7.7% of recreational vehicle net sales in the first quarter of 2007, compared with a pre-tax loss from continuing operations of $2.7 million, or 2.2% of the RV Segment's net sales in the first quarter of 2006. The Housing Segment recorded a pre-tax loss from continuing operations of $2.7million in the first quarter of 2007 or 10.3% of segment net sales compared with pre-tax income from continuing operations of $0.1 million in the first quarter of 2006 or 0.3% of segment net sales (see Note 2 of Notes to Consolidated Financial Statements).

INCOME TAXES

Prior to recognizing a valuation allowance, the effective tax rate for the first quarter ended March 31, 2007 was a credit of (43.1%) compared with a 2006 first quarter effective tax rate from continuing operations of 34.6%. The Company’s effective tax rate fluctuates based upon estimated annual pre-tax income amounts, the states where sales occur, nontaxable increases in cash value of life insurance contracts, other permanent tax differences, increases or decreases in tax reserves and valuation allowances and recognized federal and state tax credits. Due to the Company’s cumulative losses in recent years, a valuation allowance of $4.5 million was recognized to offset potential net operating loss tax benefits associated with the losses from the first quarter of 2007, essentially reducing the effective tax rate to zero. As with the deferred tax valuation allowance taken at the end of 2006, the tax benefit associated with the current quarter’s losses may be utilized to offset future taxable income.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The implementation of FIN 48 did not have a significant impact on the Company’s financial position or results of operations.

As of the beginning of fiscal year 2007, the Company had unrecognized tax benefits of $4.1 million, including interest and penalties. There has been no significant change in the unrecognized tax benefits during the first quarter ending March 31, 2007. If recognized, the effective tax rate would be affected by approximately $1.6 million of the unrecognized tax benefits.

Index

The Company recognizes interest and penalties related to unrecognized tax benefits through interest and operating expenses, respectively. The amounts accrued for interest and penalties as of March 31, 2007 and the amount of interest and penalties recorded during the quarter ended March 31, 2007 were not considered to be significant.

The Company is subject to periodic audits by U.S. federal and state taxing authorities. Currently, the Company is undergoing an audit by the Internal Revenue Service for a claim for research and development credits. It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of the audit. Based on the current audit in process, the amount of unrecognized tax benefits could increase by approximately $1.1 million or decrease by $4.6 million.

DISCONTINUED OPERATIONS

On March 31, 2006, The Company sold 100% of its interest in the capital stock of Miller Building Systems, Inc. for $11.5 million, consisting of cash of $9.0 million and a $2.5 million secured note. The note, which is included in other long-term assets on the Consolidated Balance Sheet, is to be repaid over 5 years and bears interest at the 1 year LIBOR rate plus 2.75% per annum with quarterly interest payments beginning September 30, 2006. Principal payments of $125,000 per quarter commence on June 30, 2009 and continue through the maturity date of March 31, 2011. In addition, the Company accepted a $2.0 million contingent earn-out note which will be paid to Company if certain income metrics are achieved by the acquiring entity. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the 2006 operating results of the division have been accounted for as a discontinued operation. In connection with this sale, $1.7 million of industrial revenue bonds were paid off as of March 31, 2006. During April 2006, the Company terminated the $1.5 million and $235,000 interest rate swaps that had been associated with these revenue bonds. Net sales of Miller Building Systems, Inc. for the quarter ended March 31, 2005 were $7.0 million, and the pre-tax loss for the quarter ended March 31, 2005, was $(0.7) million.

In conjunction with the sale of Miller Building Systems, Inc., during the fourth quarter of 2005 management allocated goodwill of $0.6 million to Miller Building Systems from the Housing Segment goodwill based on the relative fair value of the discontinued operations to the entire Housing Segment. The $0.6 million allocated goodwill was written off as part of the 2005 loss from operations of discontinued operations. During the first quarter of 2006, an additional $0.3 million of goodwill was allocated to Miller Building Systems based on the final sales price relative to the fair value of the entire Housing Segment. The additional $0.3 million of allocated goodwill was written off as part of the 2006 gain on sale of assets of discontinued operations.

On January 13, 2006, the Company sold all operating assets of Prodesign, LLC. The total sales price was $8.2 million, of which the Company received $5.7 million in cash, a $2.0 million promissory note and $0.5 million to be held in escrow to cover potential warranty claims and uncollectible accounts receivable, as defined in the sale agreement. The promissory note is to be repaid over a period of 10 years, using an amortization period of 15 years, and bears interest at 6% per annum with interest only payments being required in the first three years. The funds remaining in the escrow account reverted to the Company in February 2007 per the sales agreement. In accordance with Statement of Financial Accounting Standard No. 144, Prodesign qualified as a separate component of the Company’s business and as a result, the 2006 operating results of Prodesign have been accounted for as a discontinued operation. In conjunction with the classification of Prodesign as a discontinued operation, management allocated goodwill of $0.3 million to the discontinued operations from the Recreational Vehicle Segment goodwill based on the relative fair value of the discontinued operations to the Recreational Vehicle Segment. The $0.3 million of allocated goodwill was included in the calculation of the final gain on sale of assets in the first quarter of 2006. Net sales of Prodesign for the quarter ended March 31, 2005, were $3.6 million and the pre-tax income for the quarter ended March 31, 2005, was $0.2 million.

NET INCOME (LOSS)

Net loss from continuing operations for the quarter ended March 31, 2007 was $10.4 million (a loss of $0.67 per diluted share) compared to a net income from continuing operations for the quarter ended March 31, 2006 of $0.4 million (earnings of $0.03 per diluted share). Net loss for the quarter ended March 31, 2007 was $10.4 million (a loss of $0.67 per diluted share) compared to a net income of $2.9 million (earnings of $0.19 per diluted share) for 2006.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company generally relies on funds from operations as its primary source of working capital and liquidity. In addition, the Company maintains a $55.0 million secured line of credit to meet its seasonal working capital needs. At March 31, 2007 there was $7.6 million in outstanding borrowings. At March 31, 2006, there were no outstanding borrowings against the existing bank line of credit. The Company was in compliance with all debt covenant requirements under the revolving credit agreement, as amended, at March 31, 2007. As of March 31, 2007 and December 31, 2006, $15 million had been borrowed against the cash surrender value of Company-owned life insurance contracts.

Index

At March 31, 2007, working capital decreased to $51.2 million from $62.8 million at December 31, 2006. The $6.4 million increase in current assets at March 31, 2007 versus December 31, 2006 was primarily due to the increase in accounts receivable of $10.7 million, offset by a decrease in refundable income taxes. The $18.0 million increase in current liabilities at March 31, 2007 versus December 31, 2006 was due to an increase in accounts payable of $18.1 million.

Management believes that the Company’s existing cash and cash equivalents as of March 31, 2007, together with its available revolving credit facility and cash expected to be generated from future operations, will be sufficient to fund future planned capital expenditures and other operating cash requirements for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company's estimates. However, actual results may differ from these estimates under different assumptions or conditions. A summary of the Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company’s 10-K report for the year ended December 31, 2006. During the first three months of fiscal 2007, there was no material change in the accounting policies and assumptions previously disclosed.

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

•	the ability of the Housing Segment to perform in new market segments where it has limited experience;
•	the impact of performance on the valuation of intangible assets;
•	the supply of existing homes within the Company’s markets;
•	the impact of home values on housing demand;
•	uncertainties and timing with respect to sales resulting from recovery efforts in the Gulf Coast.
•	adverse weather conditions affecting home deliveries;
•	changing government regulations, including those covering accounting standards;
•	environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability;
•	the state of the recreational vehicle and housing industries in the United States;
•	changes in property taxes and energy costs;
•	changes in federal income tax laws and federal mortgage financing programs;
•	competition in the industries in which the Company operates;
•	oil supplies;
•	further developments in the war on terrorism and related international crises;
•	uncertainties of matters in litigation and other risks and uncertainties;
•	the ability of the Company to generate taxable income in future years to utilize deferred tax assets and net operating loss carryforwards that are available;
•	the accuracy of the estimates of the costs to remedy the disclosed recreational vehicle warranty issues;
•	the Company’s ability to increase gross margins which are critical whether or not there are increased sales;
•	the Company’s use of incentives at either the wholesale or retail level;
•	the potential fluctuation in the Company’s operating results;
•	uncertainties regarding the impact on sales of the disclosed restructuring steps in both the Recreational Vehicle and Housing Segments.

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

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. During the first three months of 2007, the Company has utilized its revolving credit facility to meet short-term working capital needs. The Company had $7.6 million outstanding against the revolving credit facility on March 31, 2007. The Company had no outstanding borrowings against the revolving credit facility on March 31, 2006.

At March 31, 2007, the Company had one interest rate swap agreement with a notional amount of $3.0 million that was used to convert the variable interest rates on an industrial development revenue bond to a fixed rate. In accordance with the terms of the swap agreement, the Company pays a 3.71% interest rate, and receives the Bond Market Association Index (BMA), calculated on the notional amount, with net receipts or payments being recognized as adjustments to interest expense. This swap agreement, along with those terminated in 2006, is designated as a cash flow hedge for accounting purposes and effectively converts a portion of the Company's variable-rate borrowing to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. The fair value of the Company's interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreements. A cumulative loss of approximately $4,000, net of taxes, attributable to changes in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive income (loss) for the quarter ended March 31,2007. If in the future the interest rate swap agreements were determined to be ineffective or were terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive income (loss).

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

There have been no changes during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 6. Exhibits

See Index to Exhibits incorporated by reference herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COACHMEN INDUSTRIES, INC.
(Registrant)

Date: May 7, 2007	By:	/s/ Richard M. Lavers
Richard M. Lavers, Chief Executive Officer

Date: May 7, 2007	By:	/s/ Colleen A. Zuhl
Colleen A. Zuhl, Chief Financial Officer

Index

INDEX TO EXHIBITS

Number Assigned In Regulation S-K, Item 601	Description of Exhibit

(3)(a)(i)	Articles of Incorporation of the Company as amended on May 30, 1995 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

(3)(a)(ii)	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4.2 to the Company's Form S-3 Registration Statement, File No. 333-14579).

(3)(b)	By-Laws as modified through September 9, 2005 (incorporated by reference to the Company's Form 8-K filed September 15, 2005).

(10)(a)	Form of the 2007 Restricted Stock Award Agreement and listing of the maximum number of shares each Executive may earn under the Agreements.

(10)(b)	Entry into a Material Definitive Contract for production of Modular Units for Ft. Bliss.

(18)(a)	Preferability Letter from External Audit Firm regarding Delivery Expense Reclassification.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.