Form 10-Q
period 2007-06-30
COACHMEN INDUSTRIES INC
filed 2007-07-31
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007.
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of Common Stock, without par value, outstanding as of the close of business on June 30, 2007:  15,761,815

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)
	June 30,	December 31,
	2007	2006
Assets	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,255	$2,651
Trade receivables, less allowance for doubtful receivables 2007 - $1,348 and 2006 - $1,134	38,840	25,874
Other receivables	2,172	2,332
Refundable income taxes	3,218	10,820
Inventories	74,871	83,511
Prepaid expenses and other	2,013	3,957
Assets held for sale	-	288
Total current assets	124,369	129,433

Property, plant and equipment, net	55,640	57,018
Goodwill	12,993	16,865
Cash value of life insurance, net of loans	33,748	31,119
Other	8,544	8,699
TOTAL ASSETS	$235,294	$243,134

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Short-term borrowings	$13,423	$9,284
Accounts payable, trade	31,293	16,998
Accrued income taxes	15	18
Accrued expenses and other liabilities	31,322	35,116
Floorplan notes payable	4,404	4,156
Current maturities of long-term debt	981	1,077
Total current liabilities	81,438	66,649

Long-term debt	3,794	3,862
Deferred income taxes	2,865	4,524
Postretirement deferred compensation benefits	8,051	7,768
Other	1	-
Total liabilities	96,149	82,803

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY
Common shares, without par value: authorized 60,000 shares; issued 2007 - 21,165 shares and 2006 - 21,156 shares	92,470	92,382
Additional paid-in capital	7,721	7,648
Accumulated other comprehensive loss	(1)	(10)
Retained earnings	98,108	119,623
Treasury shares, at cost, 2007 - 5,402 shares and 2006 - 5,433 shares	(59,153)	(59,312)
Total shareholders' equity	139,145	160,331

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$235,294	$243,134

See Notes to Consolidated Financial Statements.

Index
Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$149,763	$155,321	$280,006	$317,875
Cost of sales	143,769	147,251	272,586	303,392
Gross profit	5,994	8,070	7,420	14,483
Operating expenses:
Selling	5,939	5,247	11,752	10,426
General and administrative	6,976	5,327	13,210	8,177
Gain on sale of assets, net	(22)	(3,372)	(467)	(6,048)
Goodwill impairment charge	3,872	-	3,872	-
	16,765	7,202	28,367	12,555
Operating income (loss)	(10,771)	868	(20,947)	1,928
Nonoperating (income) expense:
Interest expense	944	732	1,787	1,700
Investment income	(479)	(464)	(953)	(826)
Other income, net	(119)	(79)	(215)	(243)
	346	189	619	631
Income (loss) from continuing operations before income taxes	(11,117)	679	(21,566)	1,297
Income taxes (credit)	(994)	199	(995)	413
Net income (loss) from continuing operations	(10,123)	480	(20,571)	884

Discontinued operations
Loss from operations of discontinued entities (net of tax credits of $(244) and $(419) in 2006)	-	(176)	-	(505)
Gain on sale of assets of discontinued entities (net of taxes of $1,510 in 2006)	-	-	-	2,835
Income (loss) from discontinued operations	-	(176)	-	2,330
Net income (loss)	$(10,123)	$304	$(20,571)	$3,214

Earnings (loss) per share - Basic
Continuing operations	$(.64)	$.03	$(1.31)	$.06
Discontinued operations	-	(.01)	-	.15
Net earnings (loss) per share	(.64)	.02	(1.31)	.21
Earnings (loss) per share - Diluted
Continuing operations	(.64)	.03	(1.31)	.06
Discontinued operations	-	(.01)	-	.15
Net earnings (loss) per share	(.64)	.02	(1.31)	.21

Number of common shares used in the computation of earnings (loss) per share:
Basic	15,726	15,625	15,722	15,611
Diluted	15,726	15,643	15,722	15,634

Cash dividends declared per common share	$.03	$.06	$.06	$.12

 See Notes to Consolidated Financial Statements.

Index
Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)
	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(20,571)	$3,214
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3,011	3,292
Provision for doubtful receivables, net of recoveries	314	107
Net realized and unrealized losses on derivatives	9	24
Goodwill impairment charge	3,872	-
Gains on sale of properties and other assets, net	(467)	(10,393)
Increase in cash surrender value of life insurance policies	(1,120)	(122)
Deferred income tax provision (benefit)	(1,659)	1,658
Other	1,337	(18)
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Trade receivables	(13,336)	5,447
Inventories	8,640	(3,143)
Prepaid expenses and other	1,944	5
Accounts payable, trade	14,295	734
Income taxes - accrued and refundable	7,599	465
Accrued expenses and other liabilities	(4,600)	(8,393)
Net cash used in operating activities	(732)	(7,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of properties and other assets	808	23,464
Investments in life insurance policies	(1,509)	(1,334)
Purchases of property and equipment	(1,702)	(3,361)
Other	387	154
Net cash provided by (used in) investing activities	(2,016)	18,923

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	10,659	7,070
Payments of short-term borrowings	(6,272)	(14,095)
Proceeds from long-term debt	-	255
Payments of long-term debt	(164)	(2,283)
Issuance of common shares under stock incentive plans	88	141
Cash dividends paid	(944)	(1,877)
Purchases of common shares for treasury	(15)	-
Net cash provided by (used in) financing activities	3,352	(10,789)
Increase in cash and cash equivalents	604	1,011

CASH AND CASH EQUIVALENTS:
Beginning of period	2,651	2,780
End of period	$3,255	$3,791

Supplemental disclosures of cash flow information:
Operating cash received during the period related to insurance settlement	$-	$2,875

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the Company as of June 30, 2007, and the results of its operations and cash flows for the interim periods presented. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006.

Statement of Operations Classification - Effective January 1, 2007, the Company changed its classification of delivery expenses in the statement of operations to include these expenses as a component of cost of sales.  Prior to January 1, 2007, the Company classified delivery expenses as an operating expense. This change is considered a change in accounting principle pursuant to the provisions of FASB Statement No. 154, Accounting Changes and Error Corrections, and was reported by retrospective application to prior period’s financial statements. This change in accounting principle is considered preferable as it was made to conform the classification of these expenses on the statement of operations to the classification of such expenses by other companies in our industry.  The effect of this change on the three and six months ended June 30, 2007 was an increase of cost of sales and a decrease of operating expenses by approximately $9.0 million and $15.9 million, respectively. The Company applied the change retrospectively by reclassifying approximately $7.9 million and $16.1 million of delivery expenses from operating expenses to cost of sales for the three and six-month periods ended June 30, 2006.  This change has no effect on income from continuing operations, net income or per share amounts for any period presented.

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

The table below presents information about segments, used by the chief operating decision maker of the Company for the three and six-month periods ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales
Recreational vehicles	$111,227	$111,110	$215,379	$230,964
Housing	38,536	44,211	64,627	86,911

Consolidated total	$149,763	$155,321	$280,006	$317,875

Index

2.    SEGMENT INFORMATION, continued.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gross Profit
Recreational vehicles	$(69)	$1,278	$(935)	$2,584
Housing	6,063	6,792	8,356	11,898
Other reconciling items	-	-	(1)	1

Consolidated total	$5,994	$8,070	$7,420	$14,483

Operating expenses
Recreational vehicles	$12,181	$6,603	$19,253	$10,258
Housing	5,016	4,301	10,037	9,299
Other reconciling items	(432)	(3,702)	(923)	(7,002)

Consolidated total	$16,765	$7,202	$28,367	$12,555

Operating income (loss)
Recreational vehicles	$(12,250)	$(5,325)	$(20,188)	$(7,674)
Housing	1,047	2,491	(1,681)	2,599
Other reconciling items	432	3,702	922	7,003

Consolidated total	$(10,771)	$868	$(20,947)	$1,928

Pre-tax income (loss) from continuing operations
Recreational vehicles	$(12,270)	$(5,356)	$(20,315)	$(8,025)
Housing	1,096	2,445	(1,581)	2,588
Other reconciling items	57	3,590	330	6,734

Consolidated total	$(11,117)	$679	$(21,566)	$1,297

	June 30,	December 31,
	2007	2006
Total assets
Recreational vehicles	$108,932	$113,627
Housing	60,618	57,968
Other reconciling items	65,744	71,539
Total	$235,294	$243,134

Index

3.    INVENTORIES.

Inventories consist of the following (in thousands):
	June 30,	December 31,
	2007	2006
Raw Materials
Recreational vehicles	$15,915	$13,874
Housing	5,978	6,065
Total	21,893	19,939

Work in process
Recreational vehicles	15,104	15,661
Housing	4,004	3,466
Total	19,108	19,127

Improved lots
Housing	201	221
Total	201	221

Finished goods
Recreational vehicles	23,764	35,079
Housing	9,905	9,145
Total	33,669	44,224

Total	$74,871	$83,511

4.    PROPERTY, PLANT AND EQUIPMENT.

Property, plant and equipment consist of the following (in thousands):

	June 30, 2007	December 31, 2006

Land and improvements	$11,762	$11,562
Buildings and improvements	61,195	61,043
Machinery and equipment	25,059	24,798
Transportation equipment	14,672	14,310
Office furniture and fixtures	17,244	17,481

Total	129,932	129,194
Less, accumulated depreciation	74,292	72,176

Property, plant and equipment, net	$55,640	$57,018

Index

5.    ACCRUED EXPENSES AND OTHER LIABILITIES.

Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2007	December 31, 2006

Wages, salaries, bonuses and commissions	$4,069	$3,135
Dealer incentives, including volume bonuses, dealer trips, interest reimbursement, co-op advertising and other rebates	1,338	4,140
Warranty	9,766	11,099
Insurance-products and general liability, workers compensation, group health and other	7,823	7,593
Customer deposits and unearned revenues	3,611	3,865
Litigation	465	345
Interest	907	955
Sales and property taxes	1,898	1,226
Other current liabilities	1,445	2,758

Total	$31,322	$35,116

Changes in the Company's warranty liability during the three and six-month periods ended June 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Balance of accrued warranty at beginning of period	$10,132	$16,605	$11,099	$20,005

Warranties issued during the period and changes in liability for pre-existing warranties	4,747	4,629	10,110	11,165

Settlements made during the period	(5,113)	(7,875)	(11,443)	(17,811)

Balance of accrued warranty at June 30	$9,766	$13,359	$9,766	$13,359

The decrease in the warranty accrual for 2006 and 2007 was primarily the result of specific reserves established in the later half of 2005 related to the recall of defective camping trailer lift systems and the repair of defective material used in laminated sidewalls of certain of the Company’s recreational vehicles. Most of the claims against these reserves were paid during 2006 and the first three months of 2007.

Index

6.    COMPREHENSIVE INCOME (LOSS).

The changes in the components of comprehensive income (loss) for the three and six-month periods ended June 30 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income (loss)	$(10,123)	$304	$(20,571)	$3,214
Unrealized gains on cash flow hedges, net of taxes	13	6	9	24

Comprehensive income (loss)	$(10,110)	$310	$(20,562)	$3,238

As of June 30, 2007 and 2006, the accumulated other comprehensive income (loss), net of tax, relating to deferred gains (losses) on cash flow hedges was ($1,000) and $18,000, respectively.

7.    EARNINGS PER SHARE AND COMMON STOCK MATTERS.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss) available to common stockholders	$(10,123)	$304	$(20,571)	$3,214
Denominator:
Number of shares outstanding, end of period:
Weighted average number of common shares used in basic EPS	15,726	15,625	15,722	15,611
Effect of dilutive securities	-	18	-	23
Weighted average number of common shares used in dilutive EPS	15,726	15,643	15,722	15,634

As the Company reported a net loss for the three and six-month periods ended June 30, 2007, the dilutive effect of stock options and awards did not enter into the computation of diluted earnings per share because their inclusion would have been antidilutive. For the three and six-month periods ended June 30, 2006, 80,375 and 66,200 shares of outstanding stock options, respectively, were not included in the computation of diluted earnings per share because their exercise price was greater than the average market prices for the respective periods and their inclusion would have been antidilutive.

Share Repurchase Programs

Periodically, the Company has repurchased its common stock as authorized by the Board of Directors. Under the repurchase program, common shares are purchased from time to time, depending on market conditions and other factors, on the open market or through privately negotiated transactions. During August 2006, the Company announced that the Board of Directors had authorized a share repurchase of up to one million shares. During the second quarter of 2007, the Company repurchased 1,500 shares for a total cost, including commissions, of $15,050. At June 30, 2007, there are 986,800 shares remaining authorized for repurchase by the Board of Directors.

Index

8.    INCOME TAXES.

Prior to recognizing a valuation allowance, the effective tax rate for the three and six-month period ended June 30, 2007 was a credit of (33.2%) and (38.0%), respectively, compared with a 2006 three and six-month period effective tax rate from continuing operations of 29.3% and 31.8%, respectively. The Company’s effective tax rate fluctuates based upon estimated annual pre-tax income amounts, the states where sales occur, nontaxable increases in cash value of life insurance contracts, other permanent tax differences, increases or decreases in tax reserves and valuation allowances and recognized federal and state tax credits.  Due to the Company’s cumulative losses in recent years, valuation allowances of $2.0 million and $6.5 million were recognized to offset potential net operating loss tax benefits associated with the losses from the three and six-month periods of 2007.  Additionally, income tax expense (credit) was impacted by $1.0 million of tax benefit resulting from the elimination of deferred tax liabilities associated with goodwill that was determined to be impaired as of June 30, 2007 net of tax expense resulting from an increase in valuation reserves.  After these adjustments, the effective tax rate for the three and six-month periods ended June 30, 2007 was a credit of (8.9%) and (4.6%), respectively.  As with the deferred tax valuation allowance taken at the end of 2006, the tax benefit associated with the three and six-month period losses may be utilized to offset future taxable income.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007.  The implementation of FIN 48 did not have a significant impact on the Company’s financial position or results of operations.

As of the beginning of fiscal year 2007, the Company had unrecognized tax benefits of $4.1 million including interest and penalties. There has been no significant change in the unrecognized tax benefits through June 30, 2007.  If recognized, the effective tax rate would be affected by approximately $0.5 million of the unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax benefits through interest and operating expenses, respectively.  The amounts accrued for interest and penalties as of June 30, 2007 and the amount of interest and penalties recorded during the three and six-month periods ended June 30, 2007 were not considered to be significant.

The Company is subject to periodic audits by U.S. federal and state taxing authorities.  Currently, the Company is undergoing an audit by the Internal Revenue Service for a claim for research and development credits.  It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of the audit.  Based on the current audit in process, the entire amount of the unrecognized tax liability of $3.5 million which was recorded to offset the research and development tax benefits claimed in previously filed tax returns could be reversed or an additional liability of $1.1 million could be recorded.

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

During the first three months of 2007, the Company completed the sale of two parcels of the former Georgie Boy Manufacturing complex for approximately $0.6 million, resulting in a pre-tax gain of approximately $0.3 million. Also during the first three months, the Company completed the sale of vacant farmland in Middlebury, Indiana for cash of approximately $0.1 million, resulting in a pre-tax gain of approximately $0.1 million.

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

Index

9.    RESTRUCTURING CHARGES AND DISCONTINUED OPERATIONS, continued.

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

10.  COMMITMENTS AND CONTINGENCIES.

Obligation to Purchase Consigned Inventories

The Company obtains vehicle chassis for its recreational vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until assigned to a unit in the production process. At that point, the Company is obligated to purchase the chassis and it is recorded as inventory. At June 30, 2007 and December 31, 2006, chassis inventory, accounted for as consigned inventory, approximated $11.2 million and $11.4 million, respectively.

Index

10.  COMMITMENTS AND CONTINGENCIES, continued.

Repurchase Agreements

The Company was contingently liable at June 30, 2007 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. Products repurchased from dealers under these agreements are accounted for as a reduction in revenue and cost of sales at the time of repurchase. Although the estimated contingent liability approximates $162.6 million at June 30, 2007 ($187.0 million at December 31, 2006), the risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. Based on losses previously experienced under these obligations, the Company has established a reserve for estimated losses under repurchase agreements. At both June 30, 2007 and December 31, 2006, $0.3 million was recorded as an accrual for estimated losses under repurchase agreements.

The Company was also contingently liable at June 30, 2007 to a financial institution on repurchase agreements in connection with financing provided by the institution to certain of the Company's independent home builders in connection with their purchase of the Company's housing products. This agreement provides for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a builder's default. Products repurchased from builders under this agreement are accounted for as a reduction in revenue and cost of sales at the time of repurchase. Although the estimated contingent liability approximates $16.1 million at June 30, 2007 ($16.2 million at December 31, 2006), the risk of loss resulting from these agreements is spread over the Company's numerous builders and is further reduced by the resale value of the products repurchased. The Company has evaluated the potential for losses under this agreement and has recorded an accrual of $0.2 million as of both June 30, 2007 and December 31, 2006 for estimated losses under the repurchase agreement.

Corporate Guarantees

The Company was contingently liable under guarantees to a financial institution of their loans to independent dealers for amounts totaling approximately $5.3 million at June 30, 2007 and $3.9 million at December 31, 2006. The Company has an agreement with a financial institution to form a private-label financing program to provide wholesale inventory financing to the Company's dealers in the Recreational Vehicle Segment. The agreement provides for a preferred program that provides financing that is subject to the standard repurchase agreement described above. In addition, the agreement provides for a reserve pool whereby the financial institution makes available an aggregate line of credit not to exceed $40 million that will provide financing for dealers that may not otherwise qualify for credit approval under the preferred program.

No dealer being provided financing from the reserve pool can receive an aggregate line of credit exceeding $5 million. In addition to the standard repurchase agreement described above, at June 30, 2007 the Company was contingently liable to the financial institution up to a maximum of $2.0 million of aggregate losses, as defined by the agreement, incurred by the financial institutions on designated dealers with higher credit risks that are accepted into the reserve pool financing program. The Company is liable up to a maximum of $2.0 million of aggregate losses annually. The Company has recorded a loss reserve of $0.1 million at both June 30, 2007 and December 31, 2006 associated with these guarantees.

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

In addition, the Company is liable under a guarantee to a financial institution for model home financing provided to certain independent builders doing business with the Company's Housing Segment. The amount outstanding under this agreement at June 30, 2007 is $0.4 million ($0.4 million at December 31, 2006). Any losses incurred under this guarantee would be offset by the proceeds from the resale of the model home and losses are limited to 20% of the original contract price, and cannot exceed a total of $2.0 million. As of June 30, 2007, no losses have been incurred by the Company under the model home financing program.

Index

10.  COMMITMENTS AND CONTINGENCIES, continued.

Financing Obligation

During the second quarter of 2004, the Company entered into an agreement to provide financing of up to $4.9 million to a developer for the construction of a hotel for which the Company was to provide modular units. As of June 30, 2007, the Company provided $2.3 million in financing to the developer under this arrangement. The loans are collateralized by a first priority interest in all tangible and intangible property of the borrower. The developer was unable to obtain a building permit, so the Company is pursuing its legal remedies through litigation to recoup the financing extended to date. No additional funding has been or will be provided. During the fourth quarter of 2006, the Company obtained title to the real estate that was partial collateral for this Note. In the event the sale of the property does not generate proceeds sufficient to cover the financing previously provided, the Company will continue pursuing its legal remedies to recover any shortfall. As of June 30, 2007, the Company has reserved an amount that Management believes the Company may not recover; however, there is a potential for exposure in excess of the amount reserved.

Litigation

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

Stock options generally vest over a four-year service period. The Company has not granted any stock option awards since 2003. Compensation expense related to the Company's Employee Stock Purchase Plan was not significant for the three or six-month periods ended June 30, 2007 or 2006.

On January 10, 2007, the Company granted Restricted Stock Awards to certain key employees as a means of retaining and rewarding them for performance and to increase their ownership in the Company. The awards are governed by the Company’s 2000 Omnibus Stock Plan. Participants will earn the restricted shares awarded to them based on attainment of certain performance goals for the calendar year 2007. If the Company meets the minimum, threshold and maximum target levels of pre-tax profits, the participants will earn corresponding levels of awards. To the extent the Company meets the performance goals for the year, and the participant remains employed by the Company during the vesting period, the earned restricted shares will vest and be delivered to the participants over a three-year vesting period: one-third on January 1, 2009, one-third on January 1, 2010 and one-third on January 1, 2011. Compensation expense is recognized on a straight-line basis over the requisite service period as the awards contingently vest over the performance and service periods. A total of 139,500 shares, assuming 100% of the performance goal is achieved, were granted with a weighted-average grant-date fair value of $10.80 per share. At June 30, 2007, the Company determined that it was not yet probable that the minimum target of the performance goal would be achieved; therefore, no compensation expense was recorded related to this plan for the three or six-month periods ended June 30, 2007.

Index

12.  GOODWILL AND INTANGIBLE ASSETS.

At December 31, 2006, the Company had $16.9 million of goodwill, $13.0 million attributable to the Housing reporting unit and $3.9 million attributable to the RV reporting unit.  The RV reporting unit goodwill originated from the Company’s purchase of recreational vehicle assets.  The Company conducted its annual goodwill impairment test as required by FASB Statement No. 142, Goodwill and Other Intangible Assets, during the fourth quarter of 2006 and the results indicated that the estimated fair value of each of the Company’s reporting units exceeded their carrying value.

As a result of the continued weakness in the RV market, combined with continuing losses incurred by the RV reporting unit, SFAS No. 142 required the Company to perform an interim goodwill impairment evaluation during the quarter ended June 30, 2007.  Because the carrying value of the RV reporting unit exceeds its fair value as calculated using the expected present value of future cash flows, the Company concluded that the goodwill was impaired as of June 30, 2007.  Accordingly, the Company recorded a non-cash goodwill impairment charge of $3.9 million in the quarter ended June 30, 2007.

Index

Coachmen Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors, which have affected the Company’s financial condition, results of operations and cash flows during the periods included in the accompanying consolidated financial statements.

A summary of the changes in the principal items included in the consolidated statements of operations is shown below (dollar amounts in thousands).

	Three Months Ended				Percentage Change
		Percentage		Percentage	2007
	June 30,	of	June 30,	of	to
	2007	Net Sales	2006	Net Sales	2006
Net sales:
Recreational vehicles	$111,227	74.3%	$111,110	71.5%	0.1%
Housing	38,536	25.7	44,211	28.5	(12.8)
Consolidated total	149,763	100.0	155,321	100.0	(3.6)

Gross profit:
Recreational vehicles	(69)	-	1,278	0.8	(105.4)
Housing	6,063	4.0	6,792	4.4	(10.7)
Consolidated total	5,994	4.0	8,070	5.2	(25.7)

Operating expenses:
Selling	5,939	4.0	5,247	3.4	13.2
General and administrative	6,976	4.6	5,327	3.4	31.0
Gain on sale of assets, net	(22)	-	(3,372)	(2.1)	(99.4)
Goodwill impairment charge	3,872	2.6	-	-	100.0
Consolidated total	16,765	11.2	7,202	4.7	132.8

Nonoperating expense	346	0.2	189	0.1	83.1

Income (loss) from continuing operations before income taxes	(11,117)	(7.4)	679	0.4	n/m

Income taxes (credit)	(994)	(0.7)	199	0.1	n/m

Net income (loss) from continuing operations	(10,123)	(6.7)	480	0.3	n/m

Discontinued operations:
Loss from operations of discontinued entities, net	-	-	(176)	(0.1)	100.0

Income from discontinued operations	-	-	(176)	(0.1)	100.0

Net income (loss)	$(10,123)	(6.7)%	$304	0.2%	n/m

n/m - not meaningful

Note: The Results of Operations above have been restated to reflect discontinued operations and should be read in conjunction with Note 9, Restructuring Charges and Discontinued Operations, of the Notes to Consolidated Financial Statements appearing in this report.

Index

	Six Months Ended				Percentage Change
		Percentage		Percentage	2007
	June 30,	of	June 30,	of	to
	2007	Net Sales	2006	Net Sales	2006
Net sales:
Recreational vehicles	$215,379	76.9%	$230,964	72.7%	(6.7)%
Housing	64,627	23.1	86,911	27.3	(25.6)
Consolidated total	280,006	100.0	317,875	100.0	(11.9)

Gross profit:
Recreational vehicles	(935)	(0.3)	2,584	0.8	(136.2)
Housing	8,356	2.9	11,898	3.8	(29.8)
Other	(1)	-	1	-	-
Consolidated total	7,420	2.6	14,483	4.6	(48.8)

Operating expenses:
Selling	11,752	4.2	10,426	3.3	12.7
General and administrative	13,210	4.7	8,177	2.6	61.5
Gain on sale of assets, net	(467)	(0.2)	(6,048)	(1.9)	(92.3)
Goodwill impairment charge	3,872	1.4	-	-	n/m
Consolidated total	28,367	10.1	12,555	4.0	125.9

Nonoperating expense	619	0.2	631	0.2	(1.9)

Income (loss) from continuing operations before income taxes	(21,566)	(7.7)	1,297	0.4	n/m

Income taxes (credit)	(995)	(0.4)	413	0.1	n/m

Net income (loss) from continuing operations	(20,571)	(7.3)	884	0.3	n/m

Discontinued operations:
Loss from operations of discontinued entities, net	-	-	(505)	(0.2)	100.0
Gain on sale of assets of discontinued entities, net	-	-	2,835	0.9	(100.0)
Income from discontinued operations			2,330	0.7	(100.0)

Net income (loss)	$(20,571)	(7.3)%	$3,214	1.0%	n/m

n/m - not meaningful

Note: The Results of Operations above have been restated to reflect discontinued operations and should be read in conjunction with Note 9, Restructuring Charges and Discontinued Operations, of the Notes to Consolidated Financial Statements appearing in this report.

Index

The following table presents key items impacting the results of operations for the periods presented (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

(Gain) loss on sale of assets:
Continuing operations:
Texas property (Grapevine, TX)	$-	$-	$-	$(1,824)
Michigan property (Georgie Boy)	-	(420)	(305)	(475)
Indiana property (various)	-	-	(140)	(797)
Florida property (Palm Shores, FL)	-	(1,180)	-	(1,180)
Corporate aircraft	-	(1,772)	-	(1,772)
Total	$-	$(3,372)	$(445)	$(6,048)

Discontinued operations:
Miller	$-	$-	$-	$(2,522)
Prodesign	-	-	-	(1,899)
All American Homes – Kansas	-	-	-	76
Total	-	-	-	(4,345)
Taxes	-	-	-	1,510
Total, net of taxes	$-	$-	$-	$(2,835)

Legal expense recoveries	$-	$-	$-	$(3,620)

Goodwill impairment charge	$3,872	$-	$3,872	$-

Index

NET SALES

Consolidated net sales from continuing operations for the quarter ended June 30, 2007 were $149.8 million, a decrease of $5.5 million, or 3.6%, from the $155.3 million reported for the corresponding quarter last year. Net sales for the six months ended June 30, 2007 were $280.0 million, representing a decrease of $37.9 million, or 11.9%, reported for the same period of 2006. The Company’s Recreational Vehicle Segment experienced a net sales increase of 0.1% for the quarter and a decrease of 6.7% for the six-month period, as the weakness in the RV industry continued in the second quarter. Through May 31, 2007 total industry shipments of all types of recreational vehicles declined 13.9%.  For the quarter, RV Segment wholesale unit shipments of all product types increased by 2.2% to 3,985 units but decreased 8.8% to 7,938 units for the six-month period. It is important to note that in early 2006, the RV Segment shipped 1,132 trailers for temporary housing in hurricane affected areas.  Excluding the hurricane relief shipments in 2006, total RV Segment unit shipments for the six months ended June 30, 2007 would have increased over 2006 by 4.8%.  Shipments of motorized products increased 8.0% in the second quarter and towable shipments declined 0.2%, while year-to-date motorized unit shipments declined 0.8% and towables declined 11.6%.

Total RV backlogs increased from the second quarter of 2006 by 995 units to a total of 1,721 units at June 30, 2007.  The backlogs increased significantly in both motorized and towable products.  The annual dealer seminar held in June 2007 contributed to the increase in backlog.

The Company’s Housing Segment experienced a net sales decrease for the quarter ended June 30, 2007 of 12.8%, from $44.2 million during the second quarter of 2006 to $38.5 million for the second quarter of 2007. Net sales for the six months ended June 30, 2007 were $64.6 million, representing a decrease of $22.3 million, or 25.6%, from net sales of $86.9 million for the same period of 2006. Wholesale unit shipments were down 15.0% and 30.9% for the three and six-month periods ended June 30, 2007, respectively.  The weakness in the national housing market continues as evidenced by U.S. Census Bureau data showing year-to-date single-family housing starts declining 21.6% from June 2006. Housing starts in the Midwest and South declined even further, as evidenced by declines of 21.7% and 27.2%, respectively, for the first six months of 2007.

The Housing Segment continues its efforts to grow its traditional business by pursuing a number of avenues to enhance the design and marketing of single-family homes, with exciting new products and national and regional marketing campaigns such as the “All American Welcome Home” program for military personnel, providing $5,000 off the purchase of a new home to active or honorably discharged military service personnel.  The Housing Segment continues to pursue opportunities for larger projects in multi-family residential, military and commercial markets. In the second quarter, a substantial portion of the units were shipped for the previously announced military housing project at Fort Bliss in Texas.

COST OF SALES

Cost of sales decreased 2.4%, or $3.5 million, for the three months ended June 30, 2007, and 10.2% or $30.8 million for the six months ending June 30, 2007.  As a percentage of net sales, cost of sales was 96.0% and 97.3% for the three and six-month  periods ending June 30, 2007 compared to 94.8% and 95.4% for the comparable time periods of 2006. The change in the dollar amount of cost of sales in the current quarter is attributable to the decrease in sales dollars. The negative change in the percentage of cost of sales and the corresponding gross profit is attributable to a shift in RV product mix to lower margin products, increased discounting and the reduced operating leverage resulting from significantly lower production levels. Consolidated production volumes declined 13.3% compared to the second quarter of 2006, and are down 17.7% for the six months ended June 30, 2007.

During July, the Company announced plans, which were committed to subsequent to the end of the second quarter, to consolidate production and reduce overhead costs in the second half of 2007 by consolidating Class A production into a single facility, selling a paint facility, subleasing a service facility in California and mothballing at least one other assembly plant in order to reduce expenses and improve profitability through improved capacity utilization of fewer facilities.  The Company does not anticipate eliminating any product lines or any delays in the ability to timely fulfill current orders as a result of these actions. In addition, no impairment charges are expected to result from these consolidation plans, although there will be expenses associated with these actions which will be recognized as incurred.

Effective January 1, 2007, the Company changed its classification of delivery expenses in the statement of operations to include these expenses as a component of cost of sales.  Prior to January 1, 2007, the Company classified delivery expenses as an operating expense. This change is considered a change in accounting principle pursuant to the provisions of FASB Statement No. 154, Accounting Changes and Error Corrections, and will be reported by retrospective application to prior period’s financial statements.  This change in accounting principle is considered preferable as it was made to conform the classification of these expenses on the statement of operations to the classification of such expenses by other companies in our industry.  The effect of this change on the three and six months ended June 30, 2007 was an increase of cost of sales and a decrease of operating expenses by approximately $9.0 million and $15.9 million, respectively. The Company applied the change retrospectively by reclassifying approximately $7.9 million and $16.1 million of delivery expenses from operating expenses to cost of sales for the three and six-month periods ended June 30, 2006.  This change has no effect on income from continuing operations, net income or per share amounts for any period presented.

Index

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include selling, general and administrative expenses, were 8.6% and 8.9% for the three and six-month periods ended June 30, 2007, respectively, and 6.8% and 5.9% for the corresponding periods in 2006.

Selling expenses were 4.0% and 4.2% of net sales for the three and six-month periods ended June 30, 2007 compared to 3.4% and 3.3% of net sales for the three and six-month periods ended June 30, 2006. The increase in selling expense as a percentage of net sales during the quarter was impacted by expenses associated with Housing builder incentives and costs of the RV Dealer Seminar that occurred in June 2007 whereas the 2006 Seminar was held in July 2006 and therefore the associated expenses for 2006 were primarily incurred in the third quarter.

General and administrative expenses were 4.6% and 4.7% of net sales for the 2007 three and six-month periods compared to 3.4% and 2.6% for the 2006 corresponding periods. The increase in general and administrative expenses for the three-month period ended June 30, 2007 compared to 2006 was mainly due to legal expenses associated with the Company’s efforts to recover costs related to the camping trailer lift system and sidewall panel issues that occurred in 2005. The increase of $5.0 million in general and administrative expenses for the six-month period of 2007 versus 2006 was primarily the result of two legal settlements received during the first quarter of 2006 totaling $3.6 million which reduced general and administrative expenses in that period and $0.5 million of consulting fees incurred in 2007 in connection with a strategic sourcing project.

GAIN ON THE SALE OF ASSETS, NET

For the three months ended June 30, 2007, the gain on the sale of assets was approximately $22,000, as compared to $3.4 million in the same quarter of 2006. For the six-month period ended June 30, 2007, the gain on the sale of assets was $0.5 million compared to $6.0 million in the same period of 2006.  During the first quarter of 2007, the Company completed the sale of two parcels of the former Georgie Boy Manufacturing complex for approximately $0.6 million, resulting in a pre-tax gain of approximately $0.3 million. Also during the quarter, the Company completed the sale of vacant farmland in Middlebury, Indiana for cash of approximately $0.1 million, resulting in a pre-tax gain of approximately $0.1 million. On June 8, 2006, the Company completed the sale of its Cessna Jet for approximately $2.3 million, which resulted in a pre-tax gain of approximately $1.7 million. On June 30, 2006, the Company sold property located in Palm Shores, Florida for $2.5 million, which resulted in a pre-tax gain of approximately $1.2 million. During June 2006, the Company also sold two parcels of the former Georgie Boy Manufacturing complex for total proceeds of $0.7 million, which resulted in a pre-tax gain of approximately $0.4 million.  On March 31, 2006, the Company completed the sale of a property located in Grapevine, Texas for $2.0 million, which resulted in a gain of $1.8 million. Also during the first quarter of 2006, the Company completed the sale of vacant farmland in Middlebury, Indiana for $1.0 million, which resulted in a gain of $0.8 million.

GOODWILL IMPAIRMENT CHARGE

At December 31, 2006, the Company had $16.9 million of goodwill, $13.0 million attributable to the Housing reporting unit and $3.9 million attributable to the RV reporting unit.  The RV reporting unit goodwill originated from the Company’s purchase of recreational vehicle assets.  The Company conducted its annual goodwill impairment test as required by FASB Statement No. 142, Goodwill and Other Intangible Assets, during the fourth quarter of 2006 and the results indicated that the estimated fair value of each of the Company’s reporting units exceeded their carrying value.

As a result of the continued weakness in the RV market, combined with continuing losses incurred by the RV reporting unit, SFAS No. 142 required the Company to perform an interim goodwill impairment evaluation during the quarter ended June 30, 2007.  Because the carrying value of the RV reporting unit exceeds its fair value as calculated using the expected present value of future cash flows, the Company concluded that the goodwill was impaired as of June 30, 2007.  Accordingly, the Company recorded a non-cash goodwill impairment charge of $3.9 million in the quarter ended June 30, 2007.

INTEREST EXPENSE

Interest expense was $0.9 million and $1.8 million for the three and six-month periods ended June 30, 2007 compared to $0.7 million and $1.7 million for the three and six-month periods ended June 30, 2006, respectively. Interest expense increased due to slightly higher interest rates and total borrowings during the quarter.

INVESTMENT INCOME

There was net investment income of $0.5 and $1.0 million for the three and six-month periods ended June 30, 2007 compared to $0.5 million and $0.8 million in the same periods of 2006. Investment income is principally attributable to earnings of the life insurance policies held.

Index

OTHER INCOME, NET

Other income, net, represents income of $0.1 million and $0.2 million for the three and six-month periods of 2007 and income of $0.1 and $0.2 million for the same periods of the previous year. No items of significance were earned.

PRE-TAX INCOME (LOSS)

Pre-tax loss from continuing operations for the three and six-month periods ended June 30, 2007 was $11.1 million and $21.6 million compared with pre-tax income from continuing operations of $0.7 million and $1.3 million in the corresponding periods of 2006. The Company's RV Segment generated a pre-tax loss from continuing operations of $12.3 million, or 11.0% of recreational vehicle net sales in the second quarter of 2007, compared with a pre-tax loss from continuing operations of $5.4 million, or 4.8% of the RV Segment's net sales in the second quarter of 2006. The pre-tax loss for the RV Segment in the second quarter of 2007 contained a non-cash goodwill impairment charge of $3.9 million, or 3.5% of segment net sales.  The Housing Segment recorded a pre-tax income from continuing operations of $1.1 million in the second quarter of 2007 or 2.8% of segment net sales compared with pre-tax income from continuing operations of $2.4 million in the second quarter of 2006 or 5.5% of segment net sales (see Note 2 of Notes to Consolidated Financial Statements).

INCOME TAXES

Prior to recognizing a valuation allowance, the effective tax rate for the three and six-month period ended June 30, 2007 was a credit of (33.2%) and (38.0%), respectively, compared with a 2006 three and six-month period effective tax rate from continuing operations of 29.3% and 31.8%, respectively. The Company’s effective tax rate fluctuates based upon estimated annual pre-tax income amounts, the states where sales occur, nontaxable increases in cash value of life insurance contracts, other permanent tax differences, increases or decreases in tax reserves and valuation allowances and recognized federal and state tax credits.  Due to the Company’s cumulative losses in recent years, valuation allowances of $2.0 million and $6.5 million were recognized to offset potential net operating loss tax benefits associated with the losses from the three and six-month periods of 2007.  Additionally, income tax expense (credit) was impacted by $1.0 million of tax benefit resulting from the elimination of deferred tax liabilities associated with goodwill that was determined to be impaired as of June 30, 2007 net of tax expense resulting from an increase in valuation reserves.  After these adjustments, the effective tax rate for the three and six-month periods ended June 30, 2007 was a credit of (8.9%) and (4.6%), respectively.  As with the deferred tax valuation allowance taken at the end of 2006, the tax benefit associated with the three and six-month period losses may be utilized to offset future taxable income.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007.  The implementation of FIN 48 did not have a significant impact on the Company’s financial position or results of operations.

As of the beginning of fiscal year 2007, the Company had unrecognized tax benefits of $4.1 million including interest and penalties. There has been no significant change in the unrecognized tax benefits through June 30, 2007.  If recognized, the effective tax rate would be affected by approximately $0.5 million of the unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax benefits through interest and operating expenses, respectively.  The amounts accrued for interest and penalties as of June 30, 2007 and the amount of interest and penalties recorded during the three and six-month periods ended June 30, 2007 were not considered to be significant.

The Company is subject to periodic audits by U.S. federal and state taxing authorities.  Currently, the Company is undergoing an audit by the Internal Revenue Service for a claim for research and development credits.  It is reasonably possible that the amounts of unrecognized tax benefits could change in the next twelve months as a result of the audit.  Based on the current audit in process, the entire amount of the unrecognized tax liability of $3.5 million which was recorded to offset the research and development tax benefits claimed in previously filed tax returns could be reversed or an additional liability of $1.1 million could be recorded.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2003.

Index

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

NET INCOME (LOSS)

Net loss from continuing operations for the three and six months ended June 30, 2007 was $10.1 million (a loss of $0.64 per diluted share) and $20.6 million (a loss of $1.31 per diluted share) compared to a net income from continuing operations for the three and six months ended June 30, 2006 of $0.5 million (earnings of $0.03 per diluted share) and $0.9 million (earnings of $0.06 per diluted share). Net loss for the three and six-month periods ended June 30, 2007 was $10.1 million (a loss of $0.64 per diluted share) and $20.6 million (a loss of $1.31 per diluted share) compared to net income of $0.3 million (earnings of $0.02 per diluted share) and $3.2 million (earnings of $0.21 per diluted share) for 2006.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company generally relies on funds from operations as its primary source of working capital and liquidity. In addition, the Company maintains a $55.0 million secured line of credit to meet its seasonal working capital needs. At June 30, 2007 there was $13.4 million in outstanding borrowings. At June 30, 2006, there were $5.0 million outstanding borrowings against a previous bank line of credit.   As of June 30, 2007 and December 31, 2006, $15.7 million and $15.0 million, respectively, had been borrowed against the cash surrender value of Company-owned life insurance contracts.  The Company has paid the premiums on these contracts in 2007 with borrowings against the cash surrender value of the contracts, resulting in the $0.7 million increase.

At June 30, 2007, working capital decreased to $42.9 million from $62.8 million at December 31, 2006. The $5.1 million decrease in current assets at June 30, 2007 versus December 31, 2006 was primarily due to an increase in accounts receivable of $13.0 million, offset by a decrease in inventories of $8.6 million and refundable income taxes of $7.6 million. The $14.8 million increase in current liabilities at June 30, 2007 versus December 31, 2006 was primarily due to an increase in accounts payable of $14.3 million.

Management believes that the Company’s existing cash and cash equivalents as of June 30, 2007, together with its available revolving credit facility and cash expected to be generated from future operations, will be sufficient to fund future planned capital expenditures and other operating cash requirements for the foreseeable future.

Index

CRITICAL ACCOUNTING POLICIES

The preparation of the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company's estimates. However, actual results may differ from these estimates under different assumptions or conditions. A summary of the Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company’s 10-K report for the year ended December 31, 2006. During the first six months of fiscal 2007, there was no material change in the accounting policies and assumptions previously disclosed.

Index

FORWARD-LOOKING STATEMENTS

This Form 10-Q Report contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management’s expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks and uncertainties, and are dependent on various factors, many of which are outside the control of the Company. These uncertainties and other factors include, but are not limited to:

•	the ability of the new management team to achieve desired results;
•	interest rates, which affect the affordability of the Company's products;
•	consumer confidence and the availability of credit;
•	the Company’s ability to utilize manufacturing resources efficiently;
•	the Company’s ability to introduce new models that achieve consumer acceptance;
•	the margins associated with the mix of products the Company sells in a particular period;
•	the availability of floorplan financing for the Company's recreational vehicle dealers and corresponding availability of cash to the Company;
•	oil supplies and the availability and price of gasoline and diesel fuel, which can impact the sale of recreational vehicles;
•	the Company's dependence on chassis and other suppliers;
•	potential liabilities under repurchase agreements and guarantees;
•	consolidation of distribution channels in the recreational vehicle industry;
•	legislation governing the relationships of the Company with its recreational vehicle dealers, which may affect the Company’s options and liabilities in the event of a general economic downturn;
•	the price volatility of materials used in production and the ability to pass on rapidly increasing costs of product components and raw materials to end buyers;
•	the availability and cost of real estate for residential housing;
•
the increased size and scope of work of military housing projects, and other major projects, as compared to the Company's traditional single-family homes business, with increased reliance on third parties for performance which could impact the Company;

•	the ability of the Housing Segment to perform in new market segments where it has limited experience;
•	the impact of performance on the valuation of intangible assets;
•	the supply of existing homes within the Company’s markets;
•	the impact of home values on housing demand;
•	uncertainties and timing with respect to sales resulting from recovery efforts in the Gulf Coast;
•	adverse weather conditions affecting home deliveries;
•	changing government regulations, including those covering accounting standards;
•	environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability;
•	the state of the recreational vehicle and housing industries in the United States;
•	changes in property taxes and energy costs;
•	changes in federal income tax laws and federal mortgage financing programs;
•	competition in the industries in which the Company operates;
•	further developments in the war on terrorism and related international crises;
•	uncertainties of matters in litigation and other risks and uncertainties;
•	the ability of the Company to generate taxable income in future years to utilize deferred tax assets and net operating loss carryforwards that are available;
•	the accuracy of the estimates of the costs to remedy the disclosed recreational vehicle warranty issues;
•	the Company’s ability to increase gross margins which are critical whether or not there are increased sales;
•	the Company’s use of incentives at either the wholesale or retail level;
•	the impact of sub-prime lending on the availability of credit for the broader housing market;
•	dependence on significant customers within certain product types;
•	the potential fluctuation in the Company’s operating results;
•	uncertainties regarding the impact on sales of the disclosed restructuring steps in both the Recreational Vehicle and Housing Segments.

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

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. During the first six months of 2007, the Company has utilized its secured line of credit to meet short-term working capital needs. The Company had $13.4 million outstanding against the revolving credit facility on June 30, 2007. The Company had $5.0 million outstanding borrowings against a previous bank line of credit on June 30, 2006.

At June 30, 2007, the Company had one interest rate swap agreement with a notional amount of $3.0 million that was used to convert the variable interest rates on an industrial development revenue bond to a fixed rate. In accordance with the terms of the swap agreement, the Company pays a 3.71% interest rate, and receives the Bond Market Association Index (BMA), calculated on the notional amount, with net receipts or payments being recognized as adjustments to interest expense. This swap agreement, along with those terminated in 2006, is designated as a cash flow hedge for accounting purposes and effectively converts a portion of the Company's variable-rate borrowing to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. The fair value of the Company's interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreements. A cumulative gain of approximately $13,000, net of taxes, attributable to changes in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive income (loss) for the quarter ended June 30, 2007. Total accumulated gain on the swap agreement for the six-month period ending June 30, 2007 was approximately $9,000.  If in the future the interest rate swap agreement was determined to be ineffective or was terminated before the contractual termination date, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive income (loss).

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

There have been no changes during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

a)  The annual meeting of the shareholders of Coachmen Industries, Inc. was held on May 3, 2007.

b)  The following nominees were elected Directors for three-year terms expiring in 2010:

Robert J. Deputy
Richard M. Lavers
Edwin W. Miller

c)  The tabulation of votes for each Director nominee was as follows:

	For	Withheld

Robert J. Deputy	12,848,402	37,510
Richard M. Lavers	12,847,809	38,103
Edwin W. Miller	10,788,993	2,096,919

d)  The terms of office of the following directors continued after the meeting:

Geoffrey B. Bloom, John A. Goebel, Donald W. Hudler, William P. Johnson

Item 6. Exhibits

See Index to Exhibits incorporated by reference herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COACHMEN INDUSTRIES, INC.
(Registrant)

Date: July 31, 2007	By:	/s/ Richard M. Lavers
Richard M. Lavers, Chief Executive Officer

Date: July 31, 2007	By:	/s/ Colleen A. Zuhl
Colleen A. Zuhl, Chief Financial Officer

Index

INDEX TO EXHIBITS

Number Assigned In Regulation S-K, Item 601	Description of Exhibit

(3)(a)(i)	Articles of Incorporation of the Company as amended on May 30, 1995 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

(3)(a)(ii)	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4.2 to the Company's Form S-3 Registration Statement, File No. 333-14579).

(3)(b)	By-Laws as modified through September 9, 2005 (incorporated by reference to the Company's Form 8-K filed September 15, 2005).

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.