Form 10-K
period 2007-12-31
COACHMEN INDUSTRIES INC
filed 2008-02-28
CIK 21212

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____.

Commission file number 1-7160
COACHMEN INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1101097
(State of incorporation or organization)	(IRS Employer Identification No.)

423 North Main Street, Middlebury, Indiana 46540	2831 Dexter Drive, Elkhart, Indiana 46514
(Current Address of principal executive offices) (Zip Code)	(Former Address of principal executive offices) (Zip Code)

(574) 825-5821	(574) 262-0123
(Registrant's current telephone number, including area code)	(Registrant's former telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Without Par Value,
and associated Common Share Purchase Rights	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2007 (the last business day of the registrant's most recently completed second fiscal quarter) was $150.0 million (based upon the closing price on the New York Stock Exchange and that 98.5% of such shares are owned by non-affiliates).

As of January 31, 2008, 15,776,188 shares of the registrant's Common Stock were outstanding.

Documents Incorporated by Reference

Document	Parts of Form 10-K into which the Document is Incorporated

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2008	Part III

Part I

Item 1.	Business

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

The Company is one of America's leading manufacturers of recreational vehicles with well-known brand names including Coachmen®, Georgie Boy®, Adrenaline™, Sportscoach®, and Viking®. Through its Housing Group, Coachmen Industries also comprises one of the nation's largest producers of system-built homes and residential structures with its All American Homes®, Mod-U-Kraf®, and All American Building Systems™. During 2006, the Company sold all of the operating assets of Prodesign, LLC and its Miller Building Systems subsidiary; therefore, these entities, along with the All American Homes of Kansas operation, which was sold in December 2005, are considered discontinued operations and have been reported as such in the accompanying financial statements.

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

Recreational Vehicle Segment

RV Segment Products

The RV Segment consists of recreational vehicles. At December 31, 2007, this Group consisted of the following operating companies: Coachmen RV Company, LLC; Coachmen RV Company of Georgia, LLC; Viking Recreational Vehicles, LLC and a Company-owned retail dealership located in Elkhart, Indiana. In addition, the Company operates a service facility located in Chino, California.

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

RV Segment Marketing

Recreational vehicles are generally manufactured against orders received from RV dealers, who are responsible for the retail sale of the product. These products are marketed through approximately 757 independent dealers located in 49 states and internationally and through a Company-owned dealership located in Indiana. Subject to applicable laws, agreements with most of its dealers are cancelable on short notice, provide for minimum inventory levels and establish sales territories. A single recreational vehicle dealer network accounts for approximately 12% of the Company's consolidated net sales.

The RV Group considers itself customer driven. Representatives from sales and service regularly visit dealers in their regions, and respond to questions and suggestions. Plant charters are established for each manufacturing facility, aligning defined brand charters for each product line with the manufacturing capabilities of each facility. Divisions host dealer advisory groups and conduct informative dealer seminars and specialized training classes in areas such as sales and service. Open forum meetings with owners are held at campouts, providing ongoing focus group feedback for product improvements. Engineers and product development team members are encouraged to travel and vacation in Company recreational vehicles to gain a complete understanding and appreciation for the products. The RV Group continuously endeavors to improve its product offerings and reduce product complexity. The Group has achieved a significant transformation of product with its new product development process utilizing its Advanced Design Team.

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

Most dealers' purchases of RV's from the RV Group are financed through "floorplan" arrangements. Under these arrangements, a bank or other financial institution agrees to lend the dealer all or most of the purchase price of its recreational vehicle inventory, collateralized by a lien on such inventory. The RV Group generally executes repurchase agreements at the request of the financing institution. These agreements typically provide that, for up to twelve to fifteen months after a unit is financed, the Company will repurchase a unit that has been repossessed by the financing institution for the amount then due to the financing institution. Risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased (see Note 12 of Notes to Consolidated Financial Statements). Resulting mainly from periodic business conditions negatively affecting the recreational vehicle industry, the Company has previously experienced losses under repurchase agreements. Accordingly, the Company has recorded an accrual for estimated losses under repurchase agreements. In addition to the standard repurchase agreement described above, as of December 31, 2007 the Company was contingently liable to the financial institutions up to a maximum of $2.0 million of aggregate losses annually, as defined by the agreement, incurred by the financial institutions on designated dealers with higher credit risks that are accepted into the reserve pool financing program. The RV Group does not finance retail consumer purchases of its products, nor does it guarantee consumer financing.

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

Recreational vehicles are high-cost discretionary consumer durables. In the past, recreational vehicle sales have fluctuated in a generally direct relationship to overall consumer confidence and economic prosperity. It appears that the price of gasoline can also affect the demand for recreational vehicles when gas prices reach unusually high levels.

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

The RV Group's recreational vehicles generally compete at most price points except the ultra high-end, concentrating on the entry to mid level. The RV Group strives to be a quality and value leader in the RV industry. The RV Group emphasizes a quality product and a strong commitment to competitive pricing in the markets it serves. The RV Group estimates that its current overall share of the recreational vehicle market is approximately 3.5% of wholesale shipments, on a unit basis.

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

All American Homes and Mod-U-Kraf Homes design, manufacture and market system-built housing structures. All American Homes is one of the largest producers of system-built homes in the United States and has four operations strategically located in Colorado, Indiana, Iowa and North Carolina. Mod-U-Kraf operates from a plant in Virginia. Together these plants serve approximately 530 independent builders in 32 states. System-built homes are built to the same local building codes as site-built homes by skilled craftsmen in a factory environment unaffected by weather conditions during production. Production takes place on an assembly line, with components moving from workstation to workstation for framing, electrical, plumbing, drywall, roofing, and cabinet setting, among other operations. An average two-module home can be produced in just a few days. As nearly completed homes when they leave the plant, home modules are delivered to their final locations, typically in two to seven sections, and are crane set onto a waiting basement or crawl space foundation.

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

The Company announced on September 21, 2007 that it would consolidate its All American Homes production facility located in Zanesville, Ohio with its larger facility located in Decatur, Indiana. This will increase production backlogs and capacity utilization at the Indiana plant as all builders previously served by the Ohio plant will now be served from Indiana. This consolidation was completed during the fourth quarter of 2007.

On March 31, 2006, the Company sold 100% of its interest in the capital stock of Miller Building Systems, Inc. for $11.5 million, consisting of cash of $9.0 million and a $2.5 million secured note. The note, which is included in other long-term assets on the Consolidated Balance Sheet, is to be repaid over 5 years and bears interest at the 1 year LIBOR rate plus 2.75% per annum with quarterly interest payments beginning September 30, 2006. Principal payments of $125,000 per quarter commence on June 30, 2009 and continue through the maturity date of March 31, 2011. In addition, the Company accepted a $2.0 million contingent earn-out note. In October 2007, a subsequent agreement with Miller Building Systems waived the interest on the secured $2.5 million note for two years; hence no interest will be earned from March 31, 2007 to March 31, 2009. The subsequent agreement with Miller Building Systems also canceled the $2.0 million contingent earn-out note. There is no financial impact as a result of this cancellation. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of Miller Building Systems, Inc. for the years ended December 31, 2006 and 2005 were $7.5 million and $41.6 million, respectively, and the pre-tax income (loss) for the years ended December 31, 2006 and 2005 were $1.5 million and $(8.2) million, respectively. In connection with this sale, $1.7 million of industrial revenue bonds were paid off as of March 31, 2006. During April 2006, the Company terminated the $1.5 million and $235,000 interest rate swaps that had been associated with these revenue bonds.

Housing Segment Marketing

The Housing Group participates in the system-built or modular subset of the overall housing market. Housing is marketed directly to approximately 530 builders in 32 states who will sell, rent or lease the buildings to the end-user.

The Housing Group regularly conducts builder meetings to review the latest in new design options and component upgrades. These meetings provide an opportunity for valuable builder input and suggestions at the planning stage. The system-built traditional homes business has historically been concentrated in the rural, scattered-lot markets in the geographic regions served. The Company has also successfully launched initiatives to supply product into additional markets, including various forms of single and multi-family residential products for more urban-suburban markets, group living facilities, military housing, motels/hotels and other residential structures.

In 2003, the Company formed All American Building Systems, LLC. All American Building Systems is responsible for expanding sales into new markets for the Company's products through channels other than the traditional builder/dealer network. Many of these new markets are “large project” markets such as dormitories, military barracks and apartments that typically have a long incubation period, but can result in contracts of a substantial size. We also launched several initiatives going direct in selected venues, with two “home stores” offering turn-key houses to consumers at Mod-U-Kraf and at All American Homes of Indiana. In addition, we are also introducing high-end modular homes to the long ignored subdivision sector, where 80% of housing sales occur.

The success of system-built buildings in the commercial market is the result of innovative designs that are created by listening to customer needs and taking advantage of advancements in technology. While price is often a key factor in the purchase decision, other factors may also apply, including delivery time, quality and prior experience with manufacturers. A significant benefit to the customer is the speed with which system-built buildings can be made available for use compared to on-site construction. The sales staff calls on prospective customers in addition to maintaining continuing contact with existing customers and assists its customers in developing building specifications to facilitate the preparation of a quotation. The sales staff, in conjunction with the engineering staff, maintains ongoing contact with the customer for the duration of the building project.

Housing Segment Business Factors

As a result of transportation costs, the effective distribution range of system-built homes and residential buildings is limited. The normal shipping area from each manufacturing facility is typically 200 to 300 miles for system-built homes and 600 miles for major projects.

The overall strength of the economy and the availability and terms of financing used by builders, general contractors and end-users have a direct impact on the sales of the Housing Group. Consequently, increases in interest rates and the tightening of credit due to government action, economic conditions or other causes have adversely affected the Group's sales in the past and could do so in the future. The Housing Group continued to face a challenging housing market in 2007. The December figures on housing starts from the U.S. Census Bureau show a 28.6% year to year decline in new single-family homes nationwide, and a 27.2% decline in the Midwest region served by the Group’s plants in Indiana and Iowa. The softening of the home markets includes the Southeastern and middle Atlantic markets, which are served by the Group’s plants in Virginia and North Carolina. Single-family housing starts in the South region showed a year to year decline of 28.7% in December.

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

The Housing Group competes for orders from its customers primarily on the basis of quality, design, timely delivery, engineering capability, reliability and price. The Group believes that the principal basis on which it competes with on-site construction is the combination of: the timeliness of factory versus on-site construction, the cost of its products relative to on-site construction, the quality and appearance of its buildings, its ability to design and engineer buildings to meet unique customer requirements, and reliability in terms of completion time. Manufacturing efficiencies, quantity purchasing and generally lower wage rates of factory construction, even with the added transportation expense, result in the cost of system-built buildings being equal to or lower than the cost of on-site construction of comparable quality. This process of manufacturing the building modules in a controlled environment, while the builder prepares the site, can significantly increase the quality of the end product and reduce the time to completion on a customer's project.

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

Competition in the major projects arena is comprised primarily of traditional site builders and other system-built producers. Major projects are typically awarded through a bid process and in the case of large government contracts, such as military barracks projects, a larger prime contractor with adequate bonding capacity will submit bids for all phases of the contract. Once awarded, the prime contractor will arrange for the construction of buildings for the project to various subcontractors, including the Housing Group. Typically, system-built producers have a cost advantage over site builders, particularly relating to the Federal wage requirements of the Davis-Bacon Act, speed of building completion and minimization of weather-related construction delays. With non-government contracts such as apartments and dormitories, the Housing Group may act as a subcontractor or as the prime contractor for the project. In such cases, advantages are held in the overall cost of the project through the speed of completion afforded by the Housing Group’s production methods.

General
(Applicable to all of the Company's principal markets)

Business Segments

The table below sets forth the composition of the Company's net sales from continuing operations for each of the last three years (dollar amounts in millions):

	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Recreational Vehicles	$361.6	75.2	$404.7	71.7	$522.2	74.3

Housing	119.2	24.8	159.7	28.3	180.2	25.7

Total	$480.8	100.0	$564.4	100.0	$702.4	100.0

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

Employees

At December 31, 2007, Coachmen employed 2,305 people, 609 of whom are salaried and involved in operations, engineering, purchasing, manufacturing, service and warranty, sales, distribution, marketing, human resources, accounting and administration. The Company provides group life, dental, vision services, hospitalization, and major medical plans under which the employee pays a portion of the cost. In addition, employees can participate in a 401(k) plan and a stock purchase plan. Certain employees also participate in deferred and supplemental deferred compensation plans (see Notes 8 and 9 of Notes to Consolidated Financial Statements). The Company considers its relations with employees to be good.

Research and Development

During 2007, the Company’s continuing operations spent approximately $6.3 million on research related to the development of new products and improvement of existing products. The amounts spent in 2006 and 2005 were approximately $6.7 million and $7.2 million, respectively.

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

The recreational vehicle industry is highly competitive. In the calendar year 2007, sales from the ten largest manufacturers represented approximately 92.7% of the retail market for motorhomes, while our sales represented approximately 7.8% of the total retail market. The market for motorized products is highly concentrated. This concentration is due in part to the higher barriers to entry within the motorized market, including the significant capital required for fixed asset investment, higher level of government regulation and dependence on a limited number of chassis suppliers.

In towable products, the ten largest manufacturers accounted for approximately 80.2% of retail sales, while our sales represented approximately 3.2% of total retail sales in 2007. The towable market is much more fragmented, partially due to the lower barriers to entry. New competitors enter this market each year, causing increased competitive pressures for existing manufacturers. Towables made in China are also now being offered for sale in the United States. Competitive pressures, especially at the entry-level for travel trailers, have resulted in a reduction of overall profit margins. Increased competition could have a material adverse effect on our future results of operations.

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

The housing industry is also highly competitive. Although we produce system-built homes and residential structures, management considers competition in the Housing Segment to come from four sources:

•	traditional site-built homebuilders,
•	traditional building contractors
•	other system-built housing producers, and
•	manufactured home producers.

Among system-built competitors, management believes that we are one of the largest competitors in the industry, which is characterized by numerous small, local manufacturers throughout the country. Recently, consolidation is an increasing trend among system-built manufacturers, resulting in competitors that are larger and potentially better capitalized. Many of the largest nationwide traditional homebuilders are much larger than we, with much greater access to cash and other resources. As these large competitors expand into our markets, added competitive pressure may adversely affect revenues and margins in the Housing Segment.

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

A number of actions to reduce expenses and improve capacity utilization were largely implemented by the close of 2007. These actions included the sale of unprofitable units, the closure or consolidation of certain production facilities, the sale of non-operating assets and a reduction in salaried and hourly workforce. The success of these initiatives depends on our ability to realize estimated cost savings resulting from the restructuring. Inability to realize these cost savings may materially adversely affect our future operating results and financial position.

The ability to attract and retain qualified senior managers may adversely affect our operating results.

Over the last three years we have experienced significant changes in senior management throughout the Company. The current management team has been in place since late 2006. Although we strive to offer competitive salaries, benefit programs and effective succession plans, there can be no assurance that we will be able to attract and retain effective senior managers. Any inability to retain qualified senior managers may adversely impact our ability to execute current and future operating plans.

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

We are frequently subject, in the ordinary course of business, to litigation involving product liability and other claims, related to personal injury and/or property damage. Our self-insurance retention is currently $250,000, and we maintain insurance coverage through our primary insurance carrier, as well as excess carriers, above the self-insurance retention. An increase in frequency in claims below the self-insurance retention level may adversely affect our financial results. In addition, insurance is not available for some kinds of claims, such as exposure to mold or formaldehyde, or punitive damages and occasionally an insurance carrier may deny coverage resulting in potential litigation expenses and additional exposure to losses. Workers’ compensation insurance costs are directly attributable to experience in the workplace. In the past, we have experienced wrongful death claims and work practices claims arising from alleged workplace injuries.

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

We provide customers of our products with a warranty covering defects in material or workmanship for periods generally ranging from one to two years in length, and up to ten years on certain structural components. We record a liability based on our estimate of the amounts necessary to settle future and existing claims on products sold. Such costs are accrued at the time products are sold and included in the cost of sales. Such claims are generally not insurable, and in some cases may give rise to a repurchase of an RV unit and payment of other damages under “lemon laws.” Should warranty claims arise which exceed our historical experience and associated accrued liabilities, such costs may have a material adverse effect on our cost of sales and profitability. During 2005, we experienced a $14.0 million increase in warranty costs related to continuing operations due to specific warranty reserves established and costs incurred for the recall of camping trailer lift systems and the repair of laminated sidewalls of certain of our recreational vehicles. The sizable product warranty claims relating to sidewalls and camping trailer lift systems damaged our reputation among RV dealers and consumers, which impacted our operating and financial results in 2006 and 2007, and may continue to do so in the future. Further, some jurisdictions have laws providing for a multiple recovery on warranty claims in some circumstances. The possibility for class actions also exists.

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

During the period of rapid material cost inflation in early 2004 and again with unusual commodity increases in 2006 and 2007, our margins were adversely affected by the number of price protected sales contracts with builders. Although we took steps to mitigate this risk in the future, there can be no assurance that rapid material or labor cost inflation will not have a negative impact on our future operating or financial results.

Changes to, or increases in, the regulations governing our businesses could have a material impact on operating and financial results.

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

We have historically carried as assets on our books tax loss carry-forwards from past results and other deferred tax assets from continuing operations, which can be used to offset taxes on future income for periods of up to 20 years. However, because of the losses incurred in 2007, 2006 and 2005, financial accounting standards required us to write down all of these deferred tax assets as of December 31, 2007 and December 31, 2006 since we were not certain that we could take full advantage of them over the next few years. In fact, the majority of the Company’s operating loss carry-forwards do not begin to expire until 2026, and may continue to be used to offset taxes on any potential income the Company may generate until at least that time. As of December 31, 2007, the Company has $38.0 million of deferred tax assets available for future use (see Note 10 of Notes to Consolidated Financial Statements).

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

Our RV dealers, as well as retail buyers of RV products, generally secure financing from third party lenders. Any reduction in the availability of such financing or significant increase in the cost of such financing resulting from higher interest rates may have an adverse effect on our business. Availability of financing is dependent on the lending practices of financial institutions, financial markets, governmental policies and economic conditions, all of which are largely beyond our control. For example, in the recent past, floorplan lenders have tightened credit availability, which has negatively affected the timing and accomplishment of our sales to our RV dealers, resulting in higher levels of finished goods inventory and associated financing costs. Increasing interest rates since mid-2004 have negatively impacted demand for our RV products. In response to this lower demand, we offered retail financing incentives to consumers resulting in increased selling expenses which negatively affected profitability. Although rates have begun to decline in late 2007 and early 2008, it is too early to see the benefits of these rate reductions.

Repurchase agreements with floorplan lenders could result in increased costs.

In accordance with customary practice in the RV industry, we enter into repurchase agreements with various financial institutions under which we agree to repurchase product at declining prices over the term of the agreements (typically 12 to 15 months), if an independent retailer defaults in its obligation to these credit sources. The difference between the gross repurchase price we pay and the price at which the repurchased product can then be resold, which is typically at a discount to the original sale price, represents a financial expense to us. As a result, if we were obligated to repurchase a large number of recreational vehicles in the future, this could increase costs, which could have a negative effect on earnings. A tightening of credit standards by lenders and more aggressive collection efforts by lenders could result in more defaults by dealers. These defaults could trigger repurchase obligations on us that may be higher than historical levels. In 2007, we repurchased 78 recreational vehicles at an aggregate purchase price of $3.3 million, incurring an additional discount of about $327,000, compared to repurchases of 93 recreational vehicles at an aggregate gross purchase price of $5.0 million, incurring an additional discount of approximately $496,000 in 2006. Based on losses previously experienced under these obligations, the Company has established a reserve for estimated losses under repurchase agreements. At December 31, 2007 and 2006, $0.7 million and $0.3 million, respectively, were recorded as an accrual for estimated losses under repurchase agreements (see Note 12 of Notes to Consolidated Financial Statements).

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

The motorized recreational vehicles produced by us require gasoline or diesel fuel for their operation, while our towable products often require the use of a vehicle requiring gasoline or diesel fuel for their operation. Gasoline and diesel fuel have, at various times in the past, been difficult to obtain, and there can be no assurance that the supply of gasoline and diesel fuel will continue uninterrupted, that rationing will not be imposed or that the price of, or tax on fuel will not significantly increase in the future. Shortages of gasoline and diesel fuel have had a significant adverse effect on the demand for recreational vehicles in the past and could have a material adverse effect on demand in the future. Rapid significant increases in fuel prices appear to affect the demand for recreational vehicles when gasoline prices reach unusually high levels. Such a reduction in overall demand for recreational vehicles could have a materially adverse impact on our revenues and profitability.

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

The introduction of new products is critical to the success of our RV Segment. We incur additional costs when new products are introduced, such as research and development costs, engineering costs, and initial labor or purchasing inefficiencies. Additionally, we may incur unexpected expenses, including those associated with unexpected engineering or design flaws that will force a recall of a new product. In the past, we have experienced recalls that resulted in temporary plant shutdowns and disruptions of the supply of finished product to the wholesale market. In addition, we may be prompted to offer additional incentives to stimulate the sales of products not adequately accepted by the market, or to stimulate sales of older or obsolete products. These types of costs could be substantial and could have a significant adverse effect on our financial results.

We depend on a small group of suppliers for some of our components, and any business interruption among these suppliers could adversely affect our production costs and profitability.

Most commodity components for both of our business segments are readily available from a variety of sources. However, a small group of suppliers produce a few proprietary or specialty components, primarily in the case of motorhome chassis. Freightliner is the primary supplier of diesel powered chassis for Class A diesel motorhomes, while Workhorse Custom Chassis and Ford Motor Company are the primary suppliers of gasoline powered chassis for Class A gas motorhomes. Ford Motor Company and General Motors Corporation are the primary suppliers of Class C chassis. In the past, we have also experienced supply disruptions among other suppliers, such as appliance manufacturers. Shortages, production delays or labor disputes at such suppliers could have a material adverse effect on our revenues. Our inability to obtain adequate supplies of needed components could negatively impact our revenues and profitability.

The consolidation of distribution channels within the RV industry could have a material negative effect on revenues and profitability.

Over the last several years, several large scale recreational vehicle dealers have grown to represent a significant presence in the industry. In addition, one major consolidator of RV dealers has grown through acquisition to 56 retail locations throughout the United States.

The expansion of large scale dealers and the continued consolidation of dealerships among large players may result in increased pricing pressures in the industry in general and on us in particular. Such pressure exerted by the distribution channel may have a material adverse effect on the RV Group’s revenues and profitability.

A single RV dealer network accounts for approximately 12% of the Company's 2007 consolidated net sales.

The market for our Housing Segment is heavily concentrated in the Midwestern United States, and a continued weakness in demand in that area could have a material negative effect on revenues and profitability.

Our Housing Segment is geographically concentrated, with two of its largest production facilities located in the Midwest. Softness in the housing market within the Midwest negatively impacted revenues and profitability at our production facilities in Indiana and Iowa in 2007. Softness in the housing market also spread in 2006 and 2007 to the rest of the country, including the Southeast and Middle Atlantic regions, which has negatively impacted revenues and profitability at our production facilities in Virginia and North Carolina. We can offer no assurance that the demand for housing will not remain weak in the areas in which we have a high sales concentration. Any decline in traditional home sales could have a material adverse effect on our revenues and profitability.

The performance of our Housing Segment in new markets may adversely affect revenues and profitability.

Beginning in 2003, our Housing Segment formed All American Building Systems to pursue opportunities beyond its core single-family housing market. While we have experience in producing multi-family residential structures, and experience in managing large-scale construction projects, these markets present a number of risks, including the following:

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

Further, the per-project risks are higher for large-scale projects than with single-family homes. If we fail to mitigate these risks, they may have a material adverse effect on revenues and profitability.

Litigation and recent Congressional inquiries regarding the use of materials containing formaldehyde in the Company’s products may adversely affect the future financial results.

In 2007, the Company was named in one lawsuit alleging damages resulting from the use of the Company’s travel trailers for temporary shelter in hurricane-affected areas of the Gulf Coast resulting from formaldehyde contained in components used in the construction of the Company’s travel trailers. In addition, the Company is aware of other litigation regarding formaldehyde in which it may become a party. The Company has also received an inquiry by the Committee on Oversight and Government Reform of the United States House of Representatives relating to certain of its products used as temporary housing by the Federal Emergency Management Agency in the wake of Gulf hurricanes in late 2005. The results of such litigation and inquiries cannot be known at this time, however the outcome may have a direct material adverse impact on the Company’s financial results and may also have an indirect adverse affect on the Company’s results arising from negative publicity, damage to the Company’s reputation in the marketplace and negative perceptions of the Company’s product by the public.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own or lease 2,823,311 square feet of plant and office space, located on 708.5 acres, of which 2,323,191 square feet are used for manufacturing, 222,476 square feet are used for warehousing and distribution, 10,024 square feet are used for research and development, 128,940 square feet are used for customer service and 138,680 square feet are offices. Included in these numbers are 39,310 square feet leased to others and 331,183 square feet available for sale or lease. The properties that are shown as available for sale or lease are not classified as real estate held for sale in the consolidated financial statements as they do no meet the criteria for such classification outlined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We believe that our present facilities, consisting primarily of steel clad, steel frame or wood frame construction and the machinery and equipment contained therein, are well maintained and in good condition.

The following table indicates the location, number and size of our properties by segment as of December 31, 2007:

Location	Acreage	No. of Buildings	Building Area (Sq. Ft.)

Properties Owned and Used by Registrant:

Recreational Vehicle Group

Fitzgerald, Georgia	29.6	5	170,670
Elkhart, Indiana	6.0	1	29,886
Middlebury, Indiana	170.8	27	1,138,643
Centreville, Michigan	105.0	4	84,865
Subtotal	311.4	37	1,424,064

Housing Group

Milliken, Colorado	23.0	1	151,675
Dyersville, Iowa	20.0	1	168,277
Decatur, Indiana	40.0	2	215,995
Rutherfordton, North Carolina	37.8	1	169,177
Rocky Mount, Virginia	44.7	6	137,693
Subtotal	165.5	11	842,817

Other

Elkhart, Indiana	16.2	3	53,841
Middlebury, Indiana	1.3	2	4,800
Subtotal	17.5	5	58,641

Total owned and used	494.4	53	2,325,522

Properties Leased and Used by Registrant:

Recreational Vehicle Group

Chino, California (1)	4.7	3	84,296
Elkhart, Indiana	7.8	1	43,000

Total leased and used	12.5	4	127,296

(1)	65,837 Sq. Ft. sub-leased as of November 1, 2007

Location	Acreage	No. of Buildings	Building Area (Sq. Ft.)

Properties Owned by Registrant and Leased to Others:

Other

Crooksville, Ohio	10.0	2	39,310

Total owned and leased	10.0	2	39,310

Properties Owned by Registrant and Available for Sale or Lease:

Recreational Vehicle Group

Edwardsburg, Michigan	30.4	3	115,120
Subtotal	30.4	3	115,120

Housing Group

Decatur, Indiana	3.3	2	86,310
Zanesville, Ohio	23.0	2	129,753
Subtotal	26.3	4	216,063

Other

Middlebury, Indiana	132.8	-	-
Pigeon Forge, Tennessee	2.1	-	-
Subtotal	134.9	-	-

Total owned and available for sale or lease	191.6	7	331,183

Total Company	708.5	66	2,823,311

Item 3.	Legal Proceedings

During the second quarter of 2004, the Company entered into an agreement to provide financing of up to $4.9 million to a developer for the construction of a hotel for which the Company was to provide modular units. The Company provided $2.3 million in financing to the developer under this arrangement. No funding has been provided since December 2005. The loans are collateralized by a first priority interest in all tangible and intangible property of the borrower. The developer was unable to obtain a building permit, so the Company is pursuing its legal remedies through litigation to recoup the financing extended to date. During the fourth quarter of 2006, the Company obtained title to the real estate that was partial collateral for this note. In the event the sale of the property does not generate proceeds sufficient to cover the financing previously provided, the Company will continue pursuing its legal remedies to recover any shortfall. As of December 31, 2007, the Company has reserved an amount that Management believes the Company may not recover; however, there is a potential for exposure in excess of the amount reserved.

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

On November 21, 2006 the Company received a summons from the Internal Revenue Service which requires the Company to produce various documents relating to its research and development claims filed with the Internal Revenue Service for the tax years 1999 through 2004. On March 6, 2007, the Company received an additional summons from the Internal Revenue Service related to this matter regarding tax years 1984 through 1988.

The Company was named as a defendant in McGuire v. Gulf Stream Coach, Inc., which was filed as a class action on April 9, 2007 in the United States District Court for the Eastern District of Louisiana. The factual basis alleged is that the plaintiffs were exposed to formaldehyde in FEMA travel trailers, which exposure constitutes a manifest injury requiring medical monitoring to thwart development of disease. Plaintiffs sought the following relief: class certification, which was denied; payment into a court-supervised medical monitoring fund; removal of all formaldehyde-existing materials from all trailers and modification to provide adequate ventilation; repair and testing to prevent further exposure; attorney’s fees and costs; and other appropriate relief. Company filed a motion to dismiss on the basis that none of named plaintiffs received a Coachmen trailer. The case and motion are currently pending before the U.S. Judicial Panel on Multidistrict Litigation. Other litigation has also been filed, in which the Company may become a party.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted during the quarter ended December 31, 2007 to a vote of security holders, through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

The following table sets forth the executive officers of the Company, as of December 31, 2007:

Name	Position

Richard M. Lavers	President and Chief Executive Officer

Colleen A. Zuhl	Chief Financial Officer

Michael R. Terlep, Jr.	President, CLI dba Coachmen RV Group and President, Coachmen Recreational Vehicle Company, LLC

Rick J. Bedell	President, CBI dba Coachmen Housing Group

Leslie G. Thimlar	Vice President, Human Resources
W. Todd Woelfer	General Counsel

Richard M. Lavers (age 60) was named Chief Executive Officer of the Company in August 2006. In December 2005, he was named Chief Financial Officer and Chief Administrative Officer of the Company. Mr. Lavers assumed the position of Executive Vice President of the Company in May 2000 and served as General Counsel and Secretary of the Company from March 1999. He joined the Company in October 1997 as General Counsel. From 1994 through 1997 Mr. Lavers was Vice President, Secretary and General Counsel of RMT, Inc. and Heartland Environmental Holding Company. Mr. Lavers earned both his B.A. degree and his J.D. degree from the University of Michigan.

Colleen A. Zuhl (age 41) assumed the position of Chief Financial Officer in August 2006 and had previously served as the Company’s Vice President and Controller since joining the Company in April 2004. In December 2005, Mrs. Zuhl also assumed the duties of Chief Accounting Officer for the Company. From 1988 to 2004, Mrs. Zuhl was employed by Ernst & Young, LLP, most recently as a Senior Audit Manager. Mrs. Zuhl earned a B.S. degree from Hillsdale College.

Michael R. Terlep, Jr. (age 46) was appointed President of Coachmen Recreational Vehicle Company in June 1997. Prior to that he was Executive Vice President of Coachmen RV, with retained responsibility for product development, among other duties, since 1993. He was given the additional responsibility of General Manager of the Indiana Division in 1995. Prior to his promotion to Executive Vice President, Mr. Terlep served as Vice President of Sales and Product Development from 1990 to 1993. He has held several other management positions with the Company since joining Coachmen in 1984. He received his B.A. degree from Purdue University.

Rick J. Bedell (age 55) rejoined the Company as the President of Consolidated Building Industries, LLC, dba The Coachmen Housing Group. Mr. Bedell was formerly the President of Miller Building Systems and served on their Board of directors for four years. Prior to that, he was Executive Vice President/COO, while Miller was a publicly held company, with overall responsibility for sales, engineering, and plant operations since 1998. Prior to his promotion to Executive Vice President, Mr. Bedell served as Vice President of Operations in Miller’s Kansas facility from 1996 to 1998 and also in the California Division from 1989 to 1996. Before joining Miller Building Systems in 1989, Mr. Bedell’s career in the modular construction industry began in 1978, with PBS Building Systems followed by Modulaire Industries in capacities including field project management, sales management, and general management.

Leslie G. Thimlar (age 52) was appointed Vice President, Human Resources for Coachmen Industries in 2001. Prior to that, he was Assistant Vice President, Human Resources from 1996 through 2001 with responsibility for corporate human resource functions. From 1986 until 1996 Mr. Thimlar served as Vice President, Human Resources for Ancilla Health Care. He received his B.S. and M.P.A. degrees from Indiana University.

W. Todd Woelfer (age 40) was appointed General Counsel in May of 2007. Mr. Woelfer practices law as a partner at the firm of May Oberfell Lorber where he focuses on the representation of corporate clients, including Coachmen Industries. Mr. Woelfer earned both his B.S. in Business Administration and his J.D. degrees from Valparaiso University.

Part II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

The following table discloses the high and low sales prices for Coachmen's common stock during the past two years as reported on the New York Stock Exchange, along with information on dividends declared per share during the same periods.

	High & Low Sales Prices		Dividends Declared
	2007	2006	2007	2006

1st Quarter	$11.74 - 10.53	$13.28 - 10.71	$.03	$.06

2nd Quarter	11.20 - 9.66	11.95 - 10.30	.03	.06

3rd Quarter	9.76 - 6.35	12.16 - 8.90	-	.03

4th Quarter	$7.02 - 5.00	$12.90 - 10.09	$-	$.03

The Company's common stock is traded on the New York Stock Exchange: stock symbol COA. The number of shareholders of record as of January 31, 2008 was 1,728.

See Item 12 for the Equity Compensation Table.

The Company did not repurchase any shares of its stock during the fourth quarter of the fiscal year ended December 31, 2007.

Item 6.	Selected Financial Data

Five-Year Summary of Selected Financial Data
-Year Ended December 31-
(in thousands, except per share amounts)

	2007	2006	2005	2004	2003

Net sales	$480,840	$564,382	$702,425	$802,346	$636,891
Gross profit	12,717	20,216	23,198	78,821	64,486
Net income (loss) from continuing operations	(38,752)	(33,215)	(19,360)	14,258	8,443
Discontinued operations:
Loss from operations of discontinued entities	-	(795)	(6,370)	(659)	(1,078)
Gain (loss) on sale of assets of discontinued entities	-	2,205	(620)	1,735	-
Income (loss) from discontinued operations	-	1,410	(6,990)	1,076	(1,078)
Net income (loss)	$(38,752)	$(31,805)	$(26,350)	$15,334	$7,365

Earnings (loss) per share - Basic
Continuing operations	$(2.46)	$(2.12)	$(1.24)	$.92	$.55
Discontinued operations	-	.09	(.45)	.07	(.07)
Net earnings (loss) per share - Basic	(2.46)	(2.03)	(1.69)	.99	.48

Earnings (loss) per share - Diluted
Continuing operations	(2.46)	(2.12)	(1.24)	.92	.55
Discontinued operations	-	.09	(.45)	.07	(.07)
Net earnings (loss) per share - Diluted	$(2.46)	$(2.03)	$(1.69)	$.99	$.48

Cash dividends per share	$.06	$.18	$.24	$.24	$.24

At year-end:

Working capital (1)	$25,336	$62,784	$93,308	$121,312	$95,963
Total assets	207,668	243,134	322,816	357,723	310,688
Long-term debt	3,010	3,862	12,913	14,943	9,419
Shareholders' equity	121,133	160,331	193,803	224,418	211,151
Book value per share	$7.70	$10.20	$12.30	$14.27	$13.58
Number of employees	2,305	2,655	3,677	4,416	4,490

(1) Working capital is defined as current assets less current liabilities.

Note: The Five-Year Summary of Selected Financial Data above has been restated to reflect discontinued operations and should be read in conjunction with Note 11, Restructuring Charges and Discontinued Operations, of the Notes to the Consolidated Financial Statements appearing in this report. The Five-Year Summary of Selected Financial Data above has shipping and handling costs reclassified for years prior to 2007, and should be read in conjunction with Note 1, Nature of Operations and Accounting Policies, of the Notes to the Consolidated Financial Statements appearing in this report.

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

The Company's business segments are subject to certain seasonal demand cycles and changes in general economic and political conditions. Demand in the RV Segment and certain portions of the Housing Segment generally declines during the winter season, while sales and profits are generally highest during the spring and summer months. Inflation and changing prices have had minimal direct impact on the Company in the past in that selling prices and material costs have generally followed the rate of inflation. However, since 2004, rapid escalations of prices for certain raw materials combined with a number of price protected sales contracts have at times adversely affected profits in the Housing Segment. Material surcharges are added to the price when appropriate and allowed. The RV Segment was also affected adversely by raw material inflation, but to a lesser degree due to material surcharges added to the prices of products sold to dealers. Changes in interest rates impact both the RV and Housing Segments, with rising interest rates potentially dampening sales.

In order to supplement the Company’s single-family residential housing business, the Housing Segment continues to pursue opportunities for larger projects in multi-family residential and commercial markets for 2007 and beyond. The results of the Company’s All American Building Systems (AABS) major projects efforts continue to improve, and did contribute to earnings in 2007, primarily through the production of military barracks. During 2006, AABS was a member of a consortium that was awarded a contract for the second phase of barracks construction at Fort Bliss in Texas, and contributed in excess of $10 million to revenue in 2007. In addition, in January 2008, AABS signed an agreement to provide military housing at Ft. Carson in Colorado. The Housing Group began production of the barracks modules late in 2007 with initial deliveries scheduled to commence in the first quarter of 2008. This agreement will result in revenues of over $30 million during 2008. Another opportunity for the Housing Group involves the reconstruction of the Gulf Coast regions damaged by hurricanes in 2005. As the infrastructure, including basic utilities, vital services and transportation networks are restored, the Company expects to receive contracts for its modular homes and multi-family structures which offer better costs, structural integrity and timeliness of completion than other alternatives.

Intensive Recovery Plan

During 2005, the Company’s Board of Directors approved a comprehensive operational and cost structure realignment and restructuring plan (the Intensive Recovery Plan), which was largely implemented by the end of 2006, and undertook further restructuring and consolidation during 2007 intended to improve operating performance and ensure financial strength.

Despite the unacceptable bottom line results in 2007, the Company has begun to see positive results from these actions. The Company has completed the sale of several businesses and other properties, reduced expenses, and improved operating efficiencies, partially through the consolidation of a number of operations.

When describing the impact of these restructuring plans, all determinations of the fair value of long-lived assets were based upon comparable market values for similar assets.

In September 2005, the Company announced the relocation of Georgie Boy Manufacturing, LLC (GBM) from Edwardsburg, Michigan to a newer, more efficient motorhome production facility within its Middlebury, Indiana manufacturing complex. GBM has continued to control and focus on its independent product design, sales, and marketing efforts to ensure the continued strength of the GBM brand with consumers and its separate dealer body. The relocation was completed late in the fourth quarter of 2005. This internal restructuring improved capacity utilization within the RV Segment.

On January 13, 2006, the Company sold all operating assets of Prodesign, LLC. The total sales price was $8.2 million, of which the Company received $5.7 million in cash, a $2.0 million promissory note and $0.5 million to be held in escrow to cover potential warranty claims and uncollectible accounts receivable, as defined in the sale agreement. The promissory note is to be repaid over a period of 10 years, using an amortization period of 15 years, and bears interest at 6% per annum with interest only payments being required in the first three years. The funds remaining in the escrow account of $0.4 million reverted to the Company in February 2007 per the sales agreement. In accordance with Statement of Financial Accounting Standard No. 144, Prodesign qualified as a separate component of the Company’s business and as a result, the operating results of Prodesign have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been adjusted to reflect this business as a discontinued operation. In conjunction with the classification of Prodesign as a discontinued operation, management allocated goodwill of $0.3 million to the discontinued operations from the RV Segment goodwill based on the relative fair value of the discontinued operations to the RV Segment. The $0.3 million of allocated goodwill has been included in the calculation of the final gain on sale of assets in the first quarter of 2006. Net sales of Prodesign for the years ended December 31, 2006 and 2005 were $0.4 million and $14.2 million, respectively, and the pre-tax income (loss) for the years ended December 31, 2006 and 2005 were $2.0 million and $(0.7) million, respectively.

The Company ceased operations at the All American Homes operation in Springfield, Tennessee in 2005. The closure of the Tennessee location resulted in an asset impairment charge of approximately $1.1 million, which was recorded in the third quarter of 2005. On December 15, 2006 the Company completed the sale of this property for approximately $3.2 million, which resulted in a pre-tax gain of approximately $1.1 million. In connection with the sale of this property, $1.2 million of industrial revenue bonds were paid off as of December 15, 2006. During December 2006, the Company also terminated the $1.2 million interest rate swap that had been associated with these revenue bonds. The closure and sale of the Tennessee facility had minimal impact on revenues, as all existing builders in that region have continued to be served by the Company’s housing operations in Indiana and North Carolina.

On December 31, 2005, the Company sold all operating assets of the All American Homes Kansas division. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of the Kansas division for the years ended December 31, 2006 and 2005 were $0.0 million and $9.7 million, respectively, and the pre-tax income (loss) for the years ended December 31, 2006 and 2005 were $(0.4) million and $(2.9) million, respectively.

On March 31, 2006, the Company sold 100% of its interest in the capital stock of Miller Building Systems, Inc. for $11.5 million, consisting of cash of $9.0 million and a $2.5 million secured note. The note, which is included in other long-term assets on the Consolidated Balance Sheet, is to be repaid over 5 years and bears interest at the 1 year LIBOR rate plus 2.75% per annum with quarterly interest payments beginning September 30, 2006. Principal payments of $125,000 per quarter commence on June 30, 2009 and continue through the maturity date of March 31, 2011. In addition, the Company accepted a $2.0 million contingent earn-out note. In October 2007, a subsequent agreement with Miller Building Systems waived the interest on the secured $2.5 million note for two years; hence no interest will be earned from March 31, 2007 to March 31, 2009. The subsequent agreement with Miller Building Systems also canceled the $2.0 million contingent earn-out note. There is no financial impact as a result of this cancellation. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of Miller Building Systems, Inc. for the years ended December 31, 2006 and 2005 were $7.5 million and $41.6 million, respectively, and the pre-tax income (loss) for the years ended December 31, 2006 and 2005 were $1.5 million and $(8.2) million, respectively. In connection with this sale, $1.7 million of industrial revenue bonds were paid off as of March 31, 2006. During April 2006, the Company terminated the $1.5 million and $235,000 interest rate swaps that had been associated with these revenue bonds.

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

On December 28, 2006 the Company contracted for the sale of a property located in Roanoke, Virginia for approximately $1.3 million, consisting of cash of $0.1 million and a note receivable of $1.2 million that was paid in 2007, which resulted in pre-tax gain of approximately $1.2 million.

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

During July 2007, the Company announced plans to reduce overhead costs by consolidating Class A production into a single facility, relocating the paint facility located in Elkhart, Indiana to the main complex in Middlebury, Indiana, and consolidating two towable assembly plants into a single facility in order to reduce expenses and improve profitability through improved capacity utilization of fewer facilities. The consolidation of the Class A assembly plants was substantially completed in the third quarter of 2007. The consolidation and subsequent mothballing of a towable plant was completed in the fourth quarter of 2007. The paint facility was relocated to the main complex in the fourth quarter of 2007.

On December 5, 2007 the Company sold property and the equipment of a paint facility located in Elkhart, Indiana for $2.9 million consisting of cash of $0.3 million and a $2.6 million secured note due in full December 2008. The sale resulted in pre-tax gain of $0.4 million on the equipment and a deferred gain of $1.1 million on the property which is included in the accrued expenses and other liabilities on the Consolidated Balance Sheet.

The Company announced on September 21, 2007 that it would consolidate its All American Homes production facility located in Zanesville, Ohio with its larger facility located in Decatur, Indiana. This will increase production backlogs and capacity utilization at the Indiana plant as all builders previously served by the Ohio plant will now be served from Indiana. This consolidation occurred during the fourth quarter. The closure of the Ohio facility had minimal impact on revenues, as all existing builders in that region have continued to be served by the Company’s housing operations in Indiana and North Carolina.

Housing Segment

The Housing Group faced a challenging housing market in 2007. The December full year figures on housing starts from the U.S. Census Bureau show a 28.6% year to year decline in new single-family homes nationwide, and a 27.2% decline in the Midwest region served by the Group’s plants in Indiana and Iowa. The decline includes the Southeastern and middle Atlantic markets, which are served by the Group’s plants in Virginia and North Carolina. Single-family housing starts in the South region showed a year to year decline of 28.7% in December.

In the backdrop of such a difficult market, the Housing Group has seen weakness in its core Midwestern markets as well as in the Southeast and Middle Atlantic regions, negatively impacting the Group’s operations in Indiana, Iowa, North Carolina and Virginia. All of the Group’s markets have experienced sharp discounts, larger incentives, and increased levels of new home inventories. As the downward pressure on new home sales persists, the Group will likely see the more aggressive discounts and incentives by home builders continue. To mitigate these conditions, management is placing more emphasis on providing value to builders and consumers through the Group’s products, including the launch of the Green Catalog in the first quarter of 2008. Driven by consumer interest and high energy costs, the housing industry is beginning to recognize the increasing need for energy efficiency and the use of sustainable materials in the construction of new homes. The Company has taken a leadership position in this market transformation with this initiative. The Green Catalog will allow consumers to choose what technologies and earth-friendly materials they want included in their new homes. The Group is working with design/build architectural firms that specialize in sustainable, innovative, high-quality modular architecture. Sustainable, well-designed buildings should be accessible to more people. Off-site modular technology is a means to create beautiful, eco-friendly homes and buildings. This project resulted in the mkSolaire® home which will be prominently displayed in the “Smart Home: Green & Wired” exhibit at the Museum of Science and Industry in Chicago from May 2008 through January 2009. This endeavor should put modular construction in a new light for the general public and fits well with our commitment to sustainable construction. Management’s overriding goal with these actions is to provide the Group’s builders with the products and tools they need to best meet the challenges of their markets.

Management continued to work to mitigate the Group’s dependence on traditional scattered-lot single-family housing markets by increasing the expansion into multi-family residential structures through All American Building Systems, or AABS. Many of these multi-family structures markets are “large project” markets such as dormitories, military barracks and apartments that typically have a long incubation period, but generally result in a significant contract. In 2007, AABS was a leading member of a consortium that completed the second phase of barracks construction at Fort Bliss in Texas. On January 24, 2008, the Company announced that AABS had signed a final agreement to provide modules for barracks construction at Fort Carson in Colorado. AABS continues to pursue military opportunities with our partners, and AABS expects to make proposals in 2008 for additional military housing contracts. The Company is delivering homes to the Gulf Coast region and our major projects sales group is pursuing additional opportunities now that the rebuilding effort is finally gaining momentum. The Group has also targeted other “large projects” such as dormitories, condominiums and apartment complexes.

Overall, 2007 was a difficult year for the Housing Group, but management took aggressive steps to reduce operating costs and maintain profitability despite lower revenues. Early in 2007, the Group installed a new senior management team with the talent, experience and drive to lead it forward. Management is aggressively seeking new ways to strengthen the Group’s traditional markets while pursuing growth in new areas.

Recreational Vehicle Segment

Despite the improvements recognized in the RV Group’s operations throughout 2007, low sales volumes and production levels resulted in unacceptable bottom line results for the year. To address the unacceptable level of revenues, the RV Group has embarked on a number of actions to drive revenue growth and enhance profitability.

Management believes that customers of the RV industry are demanding improved quality. Accordingly, management believes it can differentiate Coachmen’s products from those of its competitors, and gain a marketing advantage, by improving product quality. The RV Group has launched a number of initiatives to this end. The most important new program rewards meaningful, continuous improvement in the quality of products at every production facility. The program provides our team members with incentive to meet and exceed concrete, quantifiable measures of quality applicable to each facility. The incentive program was launched as a pilot program in 2006, and expanded into a company-wide program in 2007. The incentive program has been very successful in reducing the average number of defects per unit, and has resulted in greater satisfaction among dealers.

With regard to efforts to build upon product line strengths that began in late 2006, the RV Group continued to make significant strides in improving its product offerings and reducing product complexity. The Group has achieved a significant transformation of product with its new product development process utilizing its Advanced Design Team. At the National RV Trade Show held annually in Louisville, the Company’s products displayed showed continued improvement in innovation resulting from the Group’s more robust product development process. Over 40% of the products on display at Louisville were new or redesigned innovative products including the new touring Prism™ Class C motorhome featuring yacht inspired interiors and estimated gas mileage of 17-19 miles per gallon, a Freelander™ Class C motorhome with an innovative rear wall slide out, a re-engineered Spirit of America® travel trailer line that is fully laminated with aluminum cage construction providing high line features at a reduced weight at an entry level price point, total redesign and step out of the Leprechaun® Class C, and a very creative new floorplan offered in both the Pursuit® and Mirada™ Class A product lines featuring dual living areas with a unique Murphy bed.

During July 2007, the Company announced plans to reduce overhead costs by consolidating Class A production into a single facility, relocating the paint facility located in Elkhart, Indiana to the main complex in Middlebury, Indiana, and consolidating two towable assembly plants into a single facility in order to reduce expenses and improve profitability through improved capacity utilization of fewer facilities. The consolidation of the Class A assembly plants was substantially completed in the third quarter of 2007. The consolidation and subsequent mothballing of a towable plant was completed in the fourth quarter of 2007. The paint facility was relocated to the main complex in the fourth quarter of 2007.

Management believes there are still opportunities to reduce material costs, which make up the majority of the Group’s cost of sales. In order to quickly achieve significant results, in early 2007, consultants were engaged to assist with identifying and executing strategic sourcing action plans, resulting in significant savings. Management has reorganized its strategic sourcing team into a cohesive unit that continues to apply the processes and practices developed with the consultants’ guidance. The ultimate goal of these actions is to continue to improve quality and reduce cost in order to improve margins. Management is also applying best practices from this effort to purchasing and material sourcing in the Housing Group.

Despite the difficult year, management is optimistic that the hard work of its entire team will pay substantial future dividends. Management will strive to leverage the many changes and improvements that have been made throughout the RV Group to generate improved results and market share gains in 2008 and the years ahead.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Consolidated Statements of Operations and the percentage change in the dollar amount of each such item from that in the indicated previous year (in thousands):

							Percentage Change
		Percentage		Percentage		Percentage	2007	2006
		of		of		of	to	to
	2007	Net Sales	2006	Net Sales	2005	Net Sales	2006	2005
Net sales:
Recreational vehicles
Motorhomes	$235,873	49.1%	$266,246	47.2%	$350,876	50.0%	(11.4)%	(24.1)%
Travel trailers and fifth wheels	106,779	22.2	118,375	21.0	149,263	21.1	(9.8)	(20.7)
Camping trailers	13,667	2.8	13,549	2.4	15,152	2.2	0.9	(10.6)
Parts and supplies	5,335	1.1	6,540	1.1	6,903	1.0	(18.4)	(5.3)
Total recreational vehicles	361,654	75.2	404,710	71.7	522,194	74.3	(10.6)	(22.5)
Housing	119,186	24.8	159,672	28.3	180,231	25.7	(25.4)	(11.4)
Consolidated total	480,840	100.0	564,382	100.0	702,425	100.0	(14.8)	(19.7)

Gross profit:
Recreational vehicles	(130)	(0.1)	283	0.1	(972)	(0.1)	(145.9)	129.1
Housing	12,847	2.7	19,933	3.5	24,170	3.4	(35.5)	(17.5)
Consolidated total	12,717	2.6	20,216	3.6	23,198	3.3	(37.1)	(12.9)

Operating expenses:
Selling	22,712	4.7	23,230	4.1	28,320	4.0	(2.2)	(18.0)
General and administrative	26,310	5.5	21,328	3.8	30,794	4.4	23.4	(30.7)
Asset impairments	3,872	0.8	-	-	1,076	0.1	100.0	(100.0)
Gain on sale of assets, net	(1.037)	(0.2)	(8,689)	(1.5)	(163)	-	(88.1)	n/m
Consolidated total	51,857	10.8	35,869	6.4	60,027	8.5	44.6	(40.2)

Nonoperating expense	1,403	0.3	1,047	0.2	525	0.1	34.0	99.4

Loss from continuing operations before income taxes	(40,543)	(8.5)	(16,700)	(3.0)	(37,354)	(5.3)	(142.8)	55.3

Income taxes (credit)	(1,791)	(0.4)	16,515	2.9	(17,994)	(2.5)	110.8	(191.8)

Net loss from continuing operations	(38,752)	(8.1)	(33,215)	(5.9)	(19,360)	(2.8)	(16.7)	(71.6)

Discontinued operations:
Loss from operations of discontinued entities	-	-	(795)	(0.1)	(6,370)	(0.9)	100.0	87.5
Gain (loss) on sale of assets of discontinued entities	-	-	2,205	0.4	(620)	(0.1)	(100.0)	455.6
Income (loss) from discontinued operations	-	-	1,410	0.3	(6,990)	(1.0)	(100.0)	120.2

Net loss	$(38,752)	(8.1)%	$(31,805)	(5.6)%	$(26,350)	(3.8)%	(21.8)%	(20.7)%

n/m - not meaningful

Note: The Results of Operations above have been restated to reflect discontinued operations and should be read in conjunction with Note 11, Restructuring Charges and Discontinued Operations, of the Notes to the Consolidated Financial Statements appearing in this report. The Results of Operations above has shipping and handling costs reclassified for years prior to 2007, and should be read in conjunction with Note 1, Nature of Operations and Accounting Policies, of the Notes to the Consolidated Financial Statements appearing in this report.

The following table presents key items impacting the results of operations for the periods presented (in thousands):

	2007	2006		2005
Warranty - additional expense incurred related to RV sidewall issues and lift system recall (see Note 1)	$-		$-	$14,000

(Gain) loss on sale of assets:
Continuing operations:
Tennessee facility (All American)	-		(1,061)	-
Virginia property	(71)		(1,202)	-
Texas property (Grapevine, TX)	-		(1,674)	-
Florida property (Palm Shores, FL)	-		(1,180)	-
Michigan property (Georgie Boy)	(380)		(650)	-
Indiana property (various)	(138)		(815)	-
Paint facility equipment	(408)		-	-
Corporate aircraft	-		(1,792)	-
Other	(40)		(315)	(163)
Total	(1,037)		(8,689)	(163)

Discontinued operations (see Note 11):
Miller	-		(2,522)	-
Prodesign	-		(1,899)	-
All American Homes - Kansas	-		76	1,051
Colfax	-		-	-
Total	-		(4,345)	1,051

Total (gain) loss on sale of assets	$(1,037)		$(13,034)	$888

Asset impairments:
Miller Building Systems	$-		$-	$7,895
All American Homes - Tennessee	-		-	1,077
Other	-		-	269
Total asset impairments	$-		$-	$9,241

Legal expense recoveries (see Note 12)	$-		$(3,620)	$(4,425)

Litigation reserve (see Note 12)	$-	$	n/m	$4,000

Goodwill impairment charge	$3,872		$-	$-

n/m - not meaningful

Comparison of 2007 to 2006

NET SALES

Consolidated net sales from continuing operations decreased $83.5 million or 14.8% to $480.8 million in 2007 from $564.4 million in 2006. The Company's RV Segment experienced a net sales decrease from continuing operations of $43.1 million, or 10.6%, from 2006. Throughout 2007, as in 2006, the RV Segment worked through an industry slowdown in retail activity and higher dealer inventories, in part related to falling consumer confidence and significantly higher fuel costs, in addition to the impact from the sub-prime and credit market crisis during 2007. Full-year recreational vehicle wholesale unit shipments for the Company were down 12.9% compared to 2006, while the industry was down 9.5%. For the full year, the Company’s wholesale market share declined from 3.8% to 3.5% across all product types. The Company’s retail market share for the same period declined from 3.7% to 3.2% across all product types. Detailed market share data for 2007 and 2006 for each product type are set forth in the following table:

	Wholesale Share		Retail Share
	2007	2006	2007	2006
Class A Motorhomes	3.9%	5.6%	5.2%	6.5%
Gasoline	n/a	n/a	6.2	8.4
Diesel	n/a	n/a	4.3	4.7
Class C Motorhomes	11.6	9.5	11.9	10.6
Travel Trailers	2.7	3.0	3.3	2.7
Fifth Wheels	1.7	1.7	1.8	1.8
Camping Trailers	9.2	8.6	7.8	8.1

Total	3.5%	3.8%	3.9%	3.7%

n/a - not available

Wholesale share based on wholesale unit shipment data as reported by the Recreational Vehicle Industry Association.
Retail share based on data provided by Statistical Surveys, Inc.

The Company’s Class A shipments declined 30.3% while the industry shipments were flat (up 0.6%) in 2007 following a decline in industry shipments of 13.7% in 2006 and 18.1% in 2005. The Company’s Class C shipments outperformed the market as industry shipments of Class C motorhomes declined 4.0%, but the Company’s Class C shipments increased a significant 17.8%. The non-motorized side of the industry has been very challenging of late as the wholesale shipments of travel trailers have declined year over year 11.5% compared to 2006 while the Company’s shipments of travel trailers declined 20.9%. The Company’s fifth wheel trailer shipments outperformed the market, declining only 4.4% in 2007, less than the industry decline of 8.2%. The Company’s camping trailer shipments also performed favorably compared to the wholesale market, declining 9.4% in 2007, while industry shipments declined 15.3%. Total RV backlogs declined 7.6% to 1,505 units at December 31, 2007 compared to 1,628 units at December 31, 2006.

The Housing Segment had a net sales decrease from continuing operations in 2007 of $40.5 million, or 25.4%. Wholesale unit shipments declined 29.7% compared with the prior year. The Segment’s results were impacted by continuing weakness in its core Midwest, Southeast and Middle Atlantic housing markets. The most recent statistics on new home sales from the U.S. Census Bureau showed a 28.6% year to year decline in new single-family homes nationwide, a 27.2% decline in year over year comparison in the Midwest region, and a 28.7% decline in the South. This is consistent with the challenges faced by the Housing Group operations in Indiana, Iowa, North Carolina, Colorado and Virginia throughout 2007.

GROSS PROFIT

Gross profit from continuing operations was $12.7 million, or 2.6% of net sales, in 2007, compared to $20.2 million, or 3.6% of net sales, in 2006. Gross profit was negatively impacted in 2007 as a result of decreased sales, discounting and corresponding production volume decrease, resulting in lower utilization of the Company's manufacturing facilities yielding reduced operating leverage.

During 2007, the Company took several actions to reduce costs and improve capacity utilization including consolidation of Class A motorhome production into one facility from two, consolidation of two RV towable plants into one plant, and consolidation of a housing plant in Ohio into the larger Indiana facility.

OPERATING EXPENSES

Operating expenses for continuing operations, consisting of selling and general and administrative expenses, were $49.0 million and $44.6 million, or as a percentage of net sales, 10.2% and 7.9% for 2007 and 2006. Selling expenses for 2007 were $22.7 million, or 4.7% of net sales, a 0.6 percentage point increase from the $23.2 million, or 4.1% of net sales, experienced in 2006. The $0.5 million decrease in selling expense was primarily the result of reductions in payroll related expenses of $1.3 million offset by increased promotional expenses of $0.8 million. General and administrative expenses were $26.3 million in 2007, or 5.5% of net sales, compared with $21.3 million, or 3.8% of net sales, in 2006. The increase of $5.0 million in general and administrative expenses was primarily related to increases in professional services and litigation settlements expense of $7.1 million, offset by decreases in payroll related expenses and bad debt expense. The litigation expense increase largely resulted from insurance settlements recovered in 2006 of approximately $3.6 million, resulting in reductions to the 2006 expense.

GOODWILL IMPAIRMENT CHARGE

At December 31, 2006, the Company had $16.9 million of goodwill, $13.0 million attributable to the Housing reporting unit and $3.9 million attributable to the RV reporting unit. The RV reporting unit goodwill originated from the Company’s purchase of recreational vehicle assets. The Company conducted its annual goodwill impairment test as required by FASB Statement No. 142, Goodwill and Other Intangible Assets, during the fourth quarter of 2006 and the results indicated that the estimated fair value of each of the Company’s reporting units exceeded their carrying value. As a result of the continued weakness in the RV market, combined with continuing losses incurred by the RV reporting unit, SFAS No. 142 required the Company to perform an interim goodwill impairment evaluation during the quarter ended June 30, 2007. Because the carrying value of the RV reporting unit exceeded its fair value as calculated using the expected present value of future cash flows, the Company concluded that the goodwill was impaired as of June 30, 2007. Accordingly, the Company recorded a non-cash goodwill impairment charge of $3.9 million in the quarter ended June 30, 2007. The Company has performed the required annual impairment tests and has determined that there was no impairment indicated for remaining Housing reporting unit goodwill as of December 31, 2007.

GAIN ON THE SALE OF ASSETS, NET

In 2007, the Company had gains on the sale of assets of $1.0 million, compared to gains on the sale of assets of $8.7 million in 2006. Gains on the sale of assets in 2007 resulted from the Company’s asset sales including properties in Edwardsburg, Michigan and Rocky Mount, Virginia as well as paint equipment. Gains on the sale of assets in 2006 resulted from the Company’s restructuring plan and resulting asset sales including the former All American Homes facility in Tennessee resulting in a $1.1 million gain, property from the former Georgie Boy Manufacturing facilities resulting in a $0.7 million gain, the Company’s aircraft resulting in a $1.7 million gain, and other idle properties in Indiana, Virginia, Texas and Florida resulting in a $5.2 million gain. Assets are continually analyzed and every effort is made to sell or dispose of properties that are determined to be excess or unproductive.

OPERATING LOSS

Operating loss from continuing operations in 2007 of $39.1 million increased $23.4 million compared with the operating loss of $15.7 million in 2006. This increase is the result of the $7.5 million decrease in gross profit combined with a $4.4 million increase in operating expenses, a goodwill impairment charge of $3.8 million and a decrease in gain on sale of assets of $7.7 million.

INTEREST EXPENSE

Interest expense from continuing operations for 2007 and 2006 was $3.5 million and $3.8 million, respectively. Interest expense decreased due to the lower amount of average outstanding balances of short-term borrowings incurred by the Company combined with lower applicable interest rates. During 2007, the Company continued to borrow from its line of credit ($20.1 million outstanding at December 31, 2007) and continued to borrow against the cash surrender value of its investment in life insurance contracts ($17.6 million outstanding at December 31, 2007).

INVESTMENT INCOME

Investment income from continuing operations for 2007 and 2006 was $1.5 million and $1.6 million, respectively. Investment income is principally attributable to earnings of the life insurance policies held (see Note 1 of Notes to Consolidated Financial Statements).

PRE-TAX LOSS

Pre-tax loss from continuing operations for 2007 was $40.5 million compared with a pre-tax loss from continuing operations of $16.7 million for 2006. The Company's RV Segment generated pre-tax loss from continuing operations of $33.9 million, or 9.4% of recreational vehicle net sales in 2007, compared with a pre-tax loss from continuing operations of $25.4 million, or 6.3% of the RV Segment's net sales in 2006. The Housing Segment recorded 2007 pre-tax loss from continuing operations of $7.4 million or 6.2% of segment net sales compared with pre-tax income from continuing operations of $2.7 million, or 1.7% of segment net sales in 2006 (see Note 2 of Notes to Consolidated Financial Statements).

INCOME TAXES

The provision for income taxes related to continuing operations was a credit of $1.8 million for 2007 versus an expense of $16.5 million for 2006. Given the losses incurred by the Company over the last two years, a non-cash charge from continuing operations of $13.3 million and $24.4 million was recorded to establish a valuation allowance for the full value of its deferred tax assets as of December 31, 2007 and December 31, 2006, respectively (see Note 10 of Notes to Consolidated Financial Statements).

DISCONTINUED OPERATIONS

On December 31, 2005, the Company sold all operating assets of the All American Homes Kansas division. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of the Kansas division for the years ended December 31, 2006 and 2005 were $0.0 million and $9.7 million, respectively, and the pre-tax losses for the years ended December 31, 2006 and 2005 were $(0.4) million and $(2.9) million, respectively.

On January 13, 2006, the Company sold all operating assets of Prodesign, LLC. The total sales price was $8.2 million, of which the Company received $5.7 million in cash, a $2.0 million promissory note and $0.5 million to be held in escrow to cover potential warranty claims and uncollectible accounts receivable, as defined in the sale agreement. The promissory note is to be repaid over a period of 10 years, using an amortization period of 15 years, and bears interest at 6% per annum with interest only payments being required in the first three years. The funds remaining in the escrow account of $0.4 million reverted to the Company in February 2007 per the sales agreement. In accordance with Statement of Financial Accounting Standard No. 144, Prodesign qualified as a separate component of the Company’s business and as a result, the operating results of Prodesign have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been adjusted to reflect this business as a discontinued operation. In conjunction with the classification of Prodesign as a discontinued operation, management allocated goodwill of $0.3 million to the discontinued operations from the RV Segment goodwill based on the relative fair value of the discontinued operations to the RV Segment. The $0.3 million of allocated goodwill has been included in the calculation of the final gain on sale of assets in the first quarter of 2006. Net sales of Prodesign for the years ended December 31, 2006 and 2005 were $0.4 million and $14.2 million, respectively, and the pre-tax income (loss) for the years ended December 31, 2006 and 2005 were $2.0 million and $(0.7) million, respectively.

On March 31, 2006, the Company sold 100% of its interest in the capital stock of Miller Building Systems, Inc. for $11.5 million, consisting of cash of $9.0 million and a $2.5 million secured note. The note, which is included in other long-term assets on the Consolidated Balance Sheet, is to be repaid over 5 years and bears interest at the 1 year LIBOR rate plus 2.75% per annum with quarterly interest payments beginning September 30, 2006. Principal payments of $125,000 per quarter commence on June 30, 2009 and continue through the maturity date of March 31, 2011. In addition, the Company accepted a $2.0 million contingent earn-out note. In October 2007, a subsequent agreement with Miller Building Systems waived the interest on the secured $2.5 million note for two years; hence no interest will be earned from March 31, 2007 to March 31, 2009. The subsequent agreement with Miller Building Systems also canceled the $2.0 million contingent earn-out note. There is no financial impact as a result of this cancellation. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of Miller Building Systems, Inc. for the years ended December 31, 2006 and 2005 were $7.5 million and $41.6 million, respectively, and the pre-tax income (loss) for the years ended December 31, 2006 and 2005 were $1.5 million and $(8.2) million, respectively. In connection with this sale, $1.7 million of industrial revenue bonds were paid off as of March 31, 2006. During April 2006, the Company terminated the $1.5 million and $235,000 interest rate swaps that had been associated with these revenue bonds.

NET LOSS

Net loss from continuing operations for the year ended December 31, 2007 was $38.8 million (a loss of $2.46 per diluted share) compared to net loss from continuing operations for the year ended December 31, 2006 of $33.2 million (a loss of $2.12 per diluted shared). Net loss for the year ended December 31, 2007 was $38.8 million (a loss of $2.46 per diluted share) compared to net loss of $31.8 million (loss of $2.03 per diluted share) for 2006.

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

The decrease in wholesale Class A market share is partially attributable to an overall slowdown in the Class A market, which declined 13.7% in 2006 following a decline of 18.1% in 2005, as well as, being attributable to the sidewall warranty issue that has damaged our reputation among RV dealers and consumers. While industry shipments of Class C motorhomes declined 3.3%, the Company’s Class C shipments declined 1.2%. The non-motorized side of the industry has been very challenging of late as wholesale shipments of travel trailers have declined year over year in excess of 30% for each of the last three months. Even though industry travel trailer shipments were up 3.6% in 2006, comparisons are difficult with the heavy 2005 shipments of FEMA-related units both by Coachmen and within the industry as a whole. Camping trailers saw an increase in industry shipments of 3.7%, while the Company experienced a decline in wholesale shipments of approximately 11.8% during 2006, as issues surrounding the recall of the Company’s products due to the lift mechanism employed in the product negatively impacted sales. RV backlogs the end of 2006 decreased to 1,628 units from 3,964 in 2005, primarily due to late 2005 hurricane relief related travel trailer orders. Total travel trailer backlog declined from 2,857 units at the end of 2005 to 607 units at the end of 2006.

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

GROSS PROFIT

Gross profit from continuing operations was $20.2 million, or 3.6% of net sales, in 2006 compared to $23.2 million, or 3.3% of net sales, in 2005. For the RV Segment, gross profit in dollars declined in 2006 as a result of decreased sales and corresponding production volume decrease, resulting in lower utilization of the Company's manufacturing facilities. For the Housing Segment, gross profit in dollars declined due to the 11.4% decrease in sales combined with higher insurance and workers compensation. Gross profit as a percentage of sales increased due to expense reductions and operating efficiencies, partially through the consolidation of a number of operations. Margins were also squeezed by increases in commodity prices that were unusual in terms of size and number of commodities affected in 2006.

OPERATING EXPENSES

Operating expenses for continuing operations, consisting of selling, general and administrative expenses, were $44.5 million and $59.1 million, or as a percentage of net sales, 7.9% for 2006 and 8.4% for 2005. Selling expenses for 2006 were $23.2 million, or 4.1% of net sales, a 0.1 percentage point increase from the $28.3 million, or 4.0% of net sales, experienced in 2005. The $5.1 million decrease in selling expense was primarily the result of reductions in payroll related expenses and reductions in sales promotions expenses. General and administrative expenses were $21.3 million in 2006, or 3.8% of net sales, compared with $30.8 million, or 4.4% of net sales, in 2005. The decrease of $9.5 million in general and administrative expenses was primarily related to reductions in professional services and litigation settlements expense of $6.3 million, plus reductions in payroll related expenses, insurance expenses and property tax expenses. The litigation expense reduction largely resulted from insurance settlements recovered of approximately $3.6 million.

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

INCOME TAXES

The provision for income taxes related to continuing operations was an expense of $16.5 million for 2006 versus a benefit of $18.0 million for 2005. Given the losses incurred by the Company over the last two years, a non-cash charge from continuing operations of $24.4 million was recorded to establish a valuation allowance for the full value of its deferred tax assets as of December 31, 2006 (see Note 10 of Notes to Consolidated Financial Statements).

DISCONTINUED OPERATIONS

On December 31, 2005, the Company sold all operating assets of the All American Homes Kansas division. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of the Kansas division for the years ended December 31, 2006 and 2005 were $0.0 million and $9.7 million, respectively, and the pre-tax income (loss) for the years ended December 31, 2006 and 2005 were $(0.4) million and $(2.9) million, respectively.

On January 13, 2006, the Company sold all operating assets of Prodesign, LLC. The total sales price was $8.2 million, of which the Company received $5.7 million in cash, a $2.0 million promissory note and $0.5 million to be held in escrow to cover potential warranty claims and uncollectible accounts receivable, as defined in the sale agreement. The promissory note is to be repaid over a period of 10 years, using an amortization period of 15 years, and bears interest at 6% per annum with interest only payments being required in the first three years. Any funds remaining in the escrow account after a period of 13 months will revert to the Company. In accordance with Statement of Financial Accounting Standard No. 144, Prodesign qualified as a separate component of the Company’s business and as a result, the operating results of Prodesign have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. In conjunction with the classification of Prodesign as a discontinued operation, management allocated goodwill of $0.3 million to the discontinued operations from the RV Segment goodwill based on the relative fair value of the discontinued operations to the RV Segment. The $0.3 million of allocated goodwill has been included in the calculation of the final gain on sale of assets in the first quarter of 2006. Net sales of Prodesign for the years ended December 31, 2006 and 2005 were $0.4 million and $14.2 million, respectively, and the pre-tax income (loss) for the years ended December 31, 2006 and 2005 were $2.0 million and $(0.7) million, respectively.

On March 31, 2006, the Company sold 100% of its interest in the capital stock of Miller Building Systems, Inc. for $11.5 million, consisting of cash of $9.0 million and a $2.5 million secured note. The note, which is included in other long-term assets on the Consolidated Balance Sheet, is to be repaid over 5 years and bears interest at the 1 year LIBOR rate plus 2.75% per annum with quarterly interest payments beginning September 30, 2006. Principal payments of $125,000 per quarter commence on June 30, 2009 and continue through the maturity date of March 31, 2011. In addition, the Company accepted a $2.0 million contingent earn-out note. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of Miller Building Systems, Inc. for the years ended December 31, 2006 and 2005 were $7.5 million and $41.6 million, respectively, and the pre-tax income (loss) for the years ended December 31, 2006 and 2005 were $1.5 million and $(8.2) million, respectively. In connection with the sale of Miller Building Systems, $1.7 million of industrial revenue bonds were paid off as of March 31, 2006. During April 2006, the Company terminated the $1.5 million and $235,000 interest rate swaps that had been associated with these revenue bonds.

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

Liquidity and Capital Resources

The Company generally relies on funds from operations as its primary source of working capital and liquidity. In addition, the Company maintains a $55.0 million line of credit to meet its seasonal working capital needs that expires in 2011 (see Note 5 of Notes to Consolidated Financial Statements). At December 31, 2007, 2006 and 2005 there were $20.1 million, $9.3 million and $12.3 million in outstanding borrowings, respectively. At December 31, 2007, the Company has $26.1 million available for borrowing under the unsecured line of credit. The Company also borrowed against the cash surrender value of the Company's investment in life insurance contracts. As of December 31, 2007, 2006 and 2005, $17.6 million, $16.4 million and $15.0 million, respectively, had been borrowed against the cash surrender value of Company-owned life insurance contracts. The Company has paid the premiums on these contracts in 2007 and 2006 with borrowings against the cash surrender value of the contracts, resulting in the increase in borrowings of $1.2 million at December 31, 2007 compared to December 31, 2006 and an increase of $1.4 million at December 31, 2006 compared to December 31, 2005. As of December 31, 2007, the cash surrender value of life insurance is approximately $51.5 million, with $17.6 million borrowed, resulting in a cash surrender value net of loans of $33.9 million.

During 2007 operations used cash of $6.8 million as reductions in accounts receivable and refundable income taxes were offset by the net loss. Accounts receivable decreased as a result of lower sales in 2007, and several refundable income tax payments were received in early 2007. During 2006 operations used cash of $5.0 million as significant reductions in inventory and accounts receivable were offset by the net loss, reduction in accounts payable, and a reduction in accrued expenses. The 2006 decreases in accounts receivable and inventories resulted from management’s continued focus on effectively managing these assets. The 2006 reduction in accounts payable resulted from reduced production and inventory levels and the reduced accrued expenses was largely due to warranty repairs made during 2006. During 2005, operations generated cash of $7.6 million as the net loss and increases in accrued expenses, deferred tax assets and refundable taxes were offset by decreases in accounts receivable and inventories and losses on sales of assets. The decreases in accounts receivable and inventories were a result of management’s focus on the reduction of these assets.

Investing activities used cash of $3.2 million in 2007, provided cash of $20.4 million in 2006, and used cash of $4.4 million in 2005. In 2007, premiums on life insurance policies of $1.7 million and purchases of property and equipment of $3.6 million were partially offset by proceeds from sales of assets and properties of $1.8 million. In 2006, proceeds from sales of assets and properties of $28.1 million offset purchases of property and equipment of $4.6 million and premiums on life insurance policies of $2.6 million. In 2005, cash of $5.7 million was used to acquire machinery and equipment for both operating segments while cash of $1.8 million was generated from the sale of assets. Purchases of investments, net of sales, used cash flows of $0.6 million.

In 2007, financing activities provided cash flows of $8.9 million. Proceeds from borrowings on the line of credit offset payments on long-term debt, providing cash of $9.7 million. Additionally, $0.9 million in dividends were paid in 2007. In 2006, financing activities used cash flows of $15.5 million. Payments on borrowings on the line of credit, and the long-term debt, net of borrowings, used cash of $13.4 million. Additionally, $2.8 million in dividends were paid in 2006. In 2005, financing activities used cash flows of $15.4 million. Payments on borrowings on the line of credit, including a short-term loan from 2004, and the long-term debt, net of borrowings, used cash of $12.4 million. In addition, dividends of $3.8 million were paid in 2005. For a more detailed analysis of the Company's cash flows for each of the last three years, see the Consolidated Statements of Cash Flows.

The Company's cash and cash equivalents at December 31, 2007 were $1.5 million or a decrease of $1.1 million from 2006. At December 31, 2007, the Company has $26.1 million available for borrowing under the unsecured line of credit. The Company has another source of cash through the cash surrender value of life insurance policies. As of December 31, 2007, the cash surrender value of life insurance is approximately $51.5 million, with $17.6 million borrowed, resulting in a cash surrender value net of loans of $33.9 million. The Company can borrow an additional maximum amount of $31.3 million against the net cash surrender value at December 31, 2007. The Company anticipates that available funds, together with anticipated cash flows generated from future operations and amounts available under its existing credit facility, will be sufficient to fund future planned capital expenditures and other operating cash requirements through the end of 2008.

Any downturn in the U.S. economy, decline in consumer confidence and other factors may adversely impact the RV and housing industries. This may have a negative impact on the Company's sales and also increases the Company's risk of loss under repurchase agreements with lenders to the Company's independent dealers and builders (see Note 12 of Notes to Consolidated Financial Statements). Increases in interest rates could also adversely affect the sale of RV's and of single-family homes.

In 2007, working capital decreased $37.5 million, to $25.3 million from $62.8 million. The $30.3 million decrease in current assets at December 31, 2007 versus December 31, 2006 was primarily due to decreases in trade receivables, and refundable income taxes. Current liabilities at December 31, 2007 were $7.2 million higher than at December 31, 2006, primarily due to the increase in short-term borrowings.

The Company anticipates capital expenditures in 2008 of approximately $4.0 million. The planned capital expenditures for 2008 will be for purchase or replacement of machinery and equipment and transportation equipment to be used in the ordinary course of business. The Company plans to finance these expenditures with funds generated from operating cash flows.

Principal Contractual Obligations and Commercial Commitments

The Company's future contractual obligations are summarized as follows (in thousands):

	Payment Period
	2008	2009	2010	2011	2012	Thereafter	Total
Credit facility borrowings (1)	$20,072.9	$-	$-	$-	$-	$-	$20,072.9
Long-term debt	852.2	819.4	819.9	770.4	150.0	450.0	3,861.9
Floorplan note payable	4,116.0	-	-	-	-	-	4,116.0
Operating leases	1,309.9	1,086.0	978.6	747.9	222.5	-	4,344.9
Deferred compensation obligations	889.6	406.0	659.1	460.9	482.4	5,624.3	8,522.3
Open purchase orders and purchase obligations	14,895.8	-	-	-	-	-	14,895.8
Interest payments on long-term debt	128.1	96.4	65.5	35.9	19.1	24.5	369.5

Total	$42,264.5	$2,407.8	$2,523.1	$2,015.1	$874.0	$6,098.8	$56,183.3

(1)	Credit facility expires in 2011

Notes:
- Projected interest payments for variable-rate debt were calculated based on the outstanding principal amounts and prevailing market rates as of December 31, 2007.

- The open purchase orders and purchase obligations displayed in the table represent amounts the Company anticipates will become payable within the next year for goods and services it has negotiated for delivery.

The Company's commercial commitments, along with the expected expiration period of the commitment, are summarized as follows (in thousands):

	Total Amounts	Amount of Commitment	Expiration Per Period
	Committed	Less Than One Year	In Excess of One Year
Letters of credit	$4,745.4	$4,745.4	$-
Guarantees	3,978.9	3,584.8	394.1
Standby repurchase obligations	190,535.7	175,985.0	14,550.7
Chassis pool obligations	14,492.4	14,492.4	-

Total	$213,752.4	$198,807.6	$14,944.8

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

Long-Lived Assets - Long-lived assets held and used by the Company, including property, plant and equipment and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable (see Note 11 of Notes to Consolidated Financial Statements for asset impairments recorded in 2007 and 2005, including impairments of intangible assets).

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Goodwill assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company reviews the carrying amounts of goodwill assets annually by segment to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon a discounted cash flow analysis, such assets are reduced by the estimated shortfall of fair value to recorded value. SFAS No. 142 required the Company to perform an interim goodwill impairment evaluation during the quarter ended June 30, 2007. Because the carrying value of the RV reporting unit exceeded its fair value as calculated using the expected present value of future cash flows, the Company concluded that the goodwill was impaired as of June 30, 2007. Accordingly, the Company recorded a non-cash goodwill impairment charge of $3.9 million in the quarter ended June 30, 2007. The Company has performed the required annual impairment tests and has determined that there was no impairment indicated for the remaining Housing reporting unit goodwill at December 31, 2007. Our estimates of fair value of the Housing reporting unit could change as a result of our actual cash flows differing from our forecasted cash flows, which were used in our estimate of fair value. Further, a variance in the discount rate used could have an impact on the amount of goodwill impairment recorded.

Revenue Recognition - For the RV Segment, the shipping terms are free on board ("FOB") shipping point and title and risk of ownership are transferred to the independent dealers at that time. Accordingly, sales are recognized as revenue at the time the products are shipped. For the Housing Segment, the shipping terms are either FOB shipping point or FOB destination. For traditional home sales, shipping terms are generally FOB destination and title and risk of ownership are generally transferred when the Company completes installation of the product. For traditional homes FOB destination shipping terms, the Company generally recognizes the revenue at the time delivery and installation are completed. Revenue from final set-up procedures, which are perfunctory, is deferred and recognized when such set-up procedures are completed. Major projects shipping terms are usually detailed in the contract, and title and risk of ownership are transferred per the contract. In the case of these major projects, the Company recognizes the revenue when title and risk of ownership are transferred according to the terms of the contract.

Warranty Reserves - The Company provides customers of its products with a warranty covering defects in material or workmanship for periods generally ranging from one to two years in length and up to ten years on certain structural components. The Company records a liability based on its estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. General warranty reserves are estimated based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. Specific warranty reserves are based on specific identified issues with the amounts accrued based on the estimated cost to correct the problem. While the Company believes this method to be consistent and appropriate, changes in estimates could materially affect the Company’s recorded liability for loss. Warranty expense from continuing operations totaled $16.8 million, $21.6 million and $34.8 million in 2007, 2006 and 2005, respectively. Accrued liabilities for warranty expense at December 31, 2007 and 2006 were $8.1 million and $11.1 million, respectively.

The decrease in warranty accrual for 2007 of $3.0 million to $8.1 million is the result of specific reserves established in 2005 related to the recall of defective camping trailer lift systems and the repair of defective material used in laminated sidewalls of certain of the Company’s recreational vehicles, lower sales levels and improvements in quality. Most of the claims against these specific reserves were paid by the Company in 2006 and in the first quarter of 2007.

Litigation and Insurance Reserves - At December 31, 2007 the Company had reserves for certain other loss exposures, such as product liability, workers compensation and group health insurance ($8.5 million) and litigation ($0.9 million) (see Note 12 of Notes to Consolidated Financial Statements). The Company's litigation reserve is determined based on an individual case evaluation process. The Company is self-insured for a portion of its product liability, workers compensation and group health insurance and certain other liability exposures. Depending on the nature of the claim and the date of occurrence, the Company's maximum exposure ranges from $250,000 to $500,000 per claim. The Company accrues an estimated liability based on historical losses, insurance coverage and the amount of outstanding claims. Management believes the liability recorded (see Note 7 of Notes to Consolidated Financial Statements) is adequate to cover the Company's self-insured risk. The Company's estimated loss reserves for product liability, workers compensation and group health insurance are determined using loss triangles established by the Company's management reflecting historical claims incurred by the Company. While the Company believes this method to be consistent and appropriate, changes in estimates based on historical trends could materially affect the Company's recorded liabilities for loss.

Income Taxes - The Company recognizes income tax expense in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are established for the expected future tax consequences of events that have been included in the financial statements or tax returns using enacted tax rates in effect for the years in which the differences are expected to reverse and are subject to ongoing assessment of realizability. Deferred income tax expense (benefit) represents the change in net deferred tax assets and liabilities during the year. Deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Primarily due to the Company’s losses from continuing operations over the last three years, noncash charges from continuing operations of $13.3 million and $24.4 million were recorded as a valuation allowance for the full value of its deferred tax assets as of December 31, 2007 and 2006, respectively. Depending on future operating results it is possible the valuation allowance could be reversed which would increase deferred tax assets and the Company’s income tax benefit.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. The implementation of FIN 48 did not have a significant impact on the Company’s financial position or results of operations.

New and Pending Accounting Policies

(See New Accounting Pronouncements in Note 1 of Notes to Consolidated Financial Statements.)

Forward-Looking Statements

This Form 10-K Report contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management’s expectations and beliefs concerning future events. Forward-looking statements are subject to risks and uncertainties, and are dependent on various factors, many of which are outside the control of the Company. These uncertainties and other factors include, but are not limited to:

•	the ability of the management team to achieve desired results;
•	interest rates, which affect the affordability of the Company's products;
•	consumer confidence and the availability of credit;
•	the Company’s ability to utilize manufacturing resources efficiently;
•	the Company’s ability to introduce new models that achieve consumer acceptance;
•	the margins associated with the mix of products the Company sells in a particular period;
•	the availability of floorplan financing for the Company's recreational vehicle dealers and corresponding availability of cash to the Company;
•	oil supplies and the availability and price of gasoline and diesel fuel, which can impact the sale of recreational vehicles;
•	the Company's dependence on chassis and other suppliers;
•	potential liabilities under repurchase agreements and guarantees;
•	consolidation of distribution channels in the recreational vehicle industry;
•	legislation governing the relationships of the Company with its recreational vehicle dealers, which may affect the Company’s options and liabilities in the event of a general economic downturn;
•	the price volatility of materials used in production and the ability to pass on rapidly increasing costs of product components and raw materials to end buyers;
•	the availability and cost of real estate for residential housing;
•
the increased size and scope of work of military housing projects, and other major projects, as compared to the Company's traditional single-family homes business, with increased reliance on third parties for performance which could impact the Company;

•	the ability to perform in new market segments or geographic areas where it has limited experience;
•	the impact of performance on the valuation of intangible assets;
•	the supply of existing homes within the Company’s markets;
•	the impact of home values on housing demand;
•	uncertainties and timing with respect to sales resulting from recovery efforts in the Gulf Coast;
•	adverse weather conditions affecting home deliveries;
•	changing government regulations, including those covering accounting standards;
•	environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability;
•	the state of the recreational vehicle and housing industries in the United States;
•	changes in property taxes and energy costs;
•	changes in federal income tax laws and federal mortgage financing programs;
•	competition in the industries in which the Company operates;
•	further developments in the war on terrorism and related international crises;
•	uncertainties of matters in litigation and other risks and uncertainties;
•	the ability of the Company to generate taxable income in future years to utilize deferred tax assets and net operating loss carryforwards that are available;
•	the availability of financing under the Company’s line of credit;
•	the Company’s ability to increase gross margins which are critical whether or not there are increased sales;
•	the Company’s use of incentives at either the wholesale or retail level;
•	the impact of sub-prime lending on the availability of credit for the broader housing market;
•	the dependence on key customers within certain product types;
•	the potential fluctuation in the Company’s operating results;
•	uncertainties regarding the impact of the disclosed restructuring steps in both the Recreational Vehicle and Housing Segments.

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

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. Accordingly, changes in interest rates would impact both the Company's short and long-term debt. During 2007, 2006 and 2005, the Company has utilized its revolving credit facility to meet short-term working capital needs. The Company had $20.1 million outstanding against the revolving credit facility on December 31, 2007. The Company had $9.3 million outstanding against the revolving credit facility on December 31, 2006 and $12.3 million outstanding against the revolving credit facility on December 31, 2005. At December 31, 2007, the Company had $3.9 million of long-term debt, including current maturities. Long-term debt consists mainly of industrial development revenue bonds of approximately $3.6 million.

Based upon the amount of variable-rate debt outstanding at the end of the year, and holding the variable-rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $0.4 million.

At December 31, 2007, the Company had one interest rate swap agreement with a notional amount of $2.4 million that was used to convert the variable interest rates on an industrial development revenue bond to a fixed rate. In accordance with the terms of the swap agreement, the Company pays a 3.71% interest rate, and receives the Bond Market Association Index (BMA), calculated on the notional amount, with net receipts or payments being recognized as adjustments to interest expense. This swap agreement, along with those terminated in 2006 and 2005, is designated as a cash flow hedge for accounting purposes and effectively converts a portion of the Company's variable-rate borrowing to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. The fair value of the Company's interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreements. A cumulative loss of $39,000, net of taxes, attributable to changes in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive income (loss) for the year ended December 31, 2007. If in the future the interest rate swap agreements were determined to be ineffective or were terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive income (loss).

Item 8.	Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Coachmen Industries, Inc.

We have audited the accompanying consolidated balance sheets of Coachmen Industries, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coachmen Industries, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting related to the classification of delivery expenses.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 2007 the Company changed its method of accounting for uncertain tax positions in connection with the required adoption of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coachmen Industries, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 20, 2008

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Coachmen Industries, Inc.

We have audited Coachmen Industries, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Coachmen Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coachmen Industries, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Coachmen Industries, Inc. and subsidiaries and our report dated February 20, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 20, 2008

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
as of December 31
(in thousands)

	2007	2006
Assets
CURRENT ASSETS
Cash and cash equivalents	$1,549	$2,651
Trade receivables, less allowance for doubtful receivables 2007 - $744 and 2006 - $1,134	9,122	25,874
Other receivables	3,819	2,332
Refundable income taxes	1,628	10,820
Inventories	79,268	83,511
Prepaid expenses and other	3,804	3,957
Assets held for sale	-	288

Total current assets	99,190	129,433

Property, plant and equipment, net	52,932	57,018
Goodwill	12,993	16,865
Cash value of life insurance, net of loans	33,936	31,119
Other	8,617	8,699

TOTAL ASSETS	$207,668	$243,134

Liabilities and Shareholders' Equity

CURRENT LIABILITIES
Short-term borrowings	$20,073	$9,284
Accounts payable, trade	15,042	16,998
Accrued income taxes	536	18
Accrued expenses and other liabilities	33,235	35,116
Floorplan notes payable	4,116	4,156
Current maturities of long-term debt	852	1,077

Total current liabilities	73,854	66,649

Long-term debt	3,010	3,862
Deferred income taxes	1,990	4,524
Postretirement deferred compensation benefits	7,632	7,768
Other	49	-
Total liabilities	86,535	82,803

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY
Common shares, without par value: authorized 60,000 shares; issued 2007 - 21,180 shares and 2006 - 21,156 shares	92,552	92,382
Additional paid-in capital	7,856	7,648
Accumulated other comprehensive loss	(48)	(10)
Retained earnings	79,927	119,623
Treasury shares, at cost, 2007 - 5,402 shares and 2006 - 5,433 shares	(59,154)	(59,312)
Total shareholders' equity	121,133	160,331

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$207,668	$243,134

See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
for the years ended December 31
(in thousands, except per share amounts)

	2007	2006	2005

Net sales	$480,840	$564,382	$702,425
Cost of sales	468,123	544,166	679,227

Gross profit	12,717	20,216	23,198

Operating expenses:
Selling	22,712	23,230	28,320
General and administrative	26,310	21,328	30,794
Asset impairments	3,872	-	1,076
Gain on sale of assets, net	(1,037)	(8,689)	(163)
	51,857	35,869	60,027

Operating loss	(39,140)	(15,653)	(36,829)

Nonoperating (income) expense:
Interest expense	3,497	3,829	3,168
Investment income	(1,488)	(1,617)	(2,182)
Other income, net	(606)	(1,165)	(461)
	1,403	1,047	525

Loss from continuing operations before income taxes	(40,543)	(16,700)	(37,354)

Income taxes (credit)	(1,791)	16,515	(17,994)

Net loss from continuing operations	(38,752)	(33,215)	(19,360)

Discontinued operations
Loss from operations of discontinued entities (net of tax credits of $0, $(546) and $(4,426), respectively)	-	(795)	(6,370)
Gain (loss) on sale of assets of discontinued entities (net of taxes (credits) of $0, $2,140 and $(431), respectively)	-	2,205	(620)
Income (loss) from discontinued operations		1,410	(6,990)

Net loss	$(38,752)	$(31,805)	$(26,350)

Earnings (loss) per share - Basic
Continuing operations	$(2.46)	$(2.12)	$(1.24)
Discontinued operations	-	.09	(.45)
Net loss per share	(2.46)	(2.03)	(1.69)
Earnings (loss) per share - Diluted
Continuing operations	(2.46)	(2.12)	(1.24)
Discontinued operations	-	.09	(.45)
Net loss per share	$(2.46)	$(2.03)	$(1.69)

Number of common shares used in the computation of earnings (loss) per share:
Basic	15,727	15,633	15,551
Diluted	15,727	15,633	15,551

See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
for the years ended December 31, 2007, 2006 and 2005
(in thousands, except per share amounts)

						Accumulated
				Additional		Other				Total
	Comprehensive	Common	Shares	Paid-In	Unearned	Comprehensive	Retained	Treasury	Shares	Shareholders'
	Income (Loss)	Number	Amount	Capital	Compensation	Income(Loss)	Earnings	Number	Amount	Equity
Balance at January 1, 2005		21,108	$91,850	$8,894	$(1,700)	$92	$184,284	(5,384)	$(59,002)	$224,418
Net loss	$(26,350)	-	-	-	-	-	(26,350)	-	-	(26,350)
Reversal of unrealized gain on securities net of taxes of $116	(188)	-	-	-	-	(188)	-	-	-	(188)
Net unrealized gain on cash flow hedges	90	-	-	-	-	90	-	-	-	90
Total comprehensive loss	$(26,448)
Issuance of common shares upon the exercise of stock options net of tax benefit of $7		-	-	164	-	-	-	28	165	329
Issuance of common shares under employee stock purchase plan		26	314	-	-	-	-	-	-	314
Issuance (cancellations) of common shares from treasury		-	-	(2,593)	1,558	-	-	(19)	(87)	(1,122)
Other		-	-	-	-	-	68	-	-	68
Cash dividends of $.24 per common share		-	-	-	-	-	(3,756)	-	-	(3,756)
Balance at December 31, 2005		21,134	92,164	6,465	(142)	(6)	154,246	(5,375)	(58,924)	193,803

Comprehensive Income - 2006
Net loss	$(31,805)	-	-	-	-	-	(31,805)	-	-	(31,805)
Net unrealized (loss) on cash flow hedges	(4)	-	-	-	-	(4)	-	-	-	(4)
Total comprehensive loss	$(31,809)
Issuance of common shares upon the exercise of stock options net of tax benefit of $25		-	-	284	-	-	-	64	376	660
Issuance of common shares under employee stock purchase plan		22	218	-	-	-	-	-	-	218
Issuance (cancellations) of common shares from treasury		-	-	899	142	-	-	(122)	(764)	277
Cash dividends of $.18 per common share		-	-	-	-	-	(2,818)	-	-	(2,818)
Balance at December 31, 2006		21,156	92,382	7,648	-	(10)	119,623	(5,433)	(59,312)	160,331

Comprehensive Income - 2007
Net loss	$(38,752)	-	-	-	-	-	(38,752)	-	-	(38,752)
Net unrealized (loss) on cash flow hedges	(38)	-	-	-	-	(38)	-	-	-	(38)
Total comprehensive loss	$(38,790)
Issuance of common shares under employee stock purchase plan		24	170	-	-	-	-	-	-	170
Issuance (cancellations) of common shares from treasury		-	-	208	-	-	-	31	158	366
Cash dividends of $.06 per common share		-	-	-	-	-	(944)	-	-	(944)
Balance at December 31, 2007		21,180	$92,552	$7,856	$-	$(48)	$79,927	(5,402)	$(59,154)	$121,133

See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31
(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:	2007	2006	2005
Net loss	$(38,752)	$(31,805)	$(26,350)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,790	6,533	8,554
Provision for doubtful receivables	512	1,631	988
Provision for write-down of assets to net realizable value	-	-	9,241
Net realized and unrealized gains on marketable securities and derivatives	(38)	(4)	(311)
Goodwill impairment charge	3,872	-	-
(Gain) loss on sale of properties and other assets, net	(1,037)	(13,183)	1,592
Increase in cash surrender value of life insurance policies	(1,129)	(317)	(1,142)
Deferred income tax provision (benefit)	(2,534)	20,224	(13,198)
Tax benefit from stock options exercised	-	25	7
Other	1,100	127	(848)
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Trade receivables	15,977	16,642	12,883
Inventories	4,243	25,627	14,784
Prepaid expenses and other	153	(582)	152
Accounts payable, trade	(1,956)	(13,150)	(2,147)
Income taxes - accrued and refundable	9,710	(1,051)	(11,986)
Accrued expenses and other liabilities	(2,687)	(15,750)	15,390
Net cash provided by (used in) operating activities	(6,776)	(5,033)	7,609

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of marketable securities	-	-	1,933
Proceeds from sale of properties and other assets	1,787	28,104	1,846
Investments in marketable securities and cash surrender value	(1,688)	(2,574)	(2,549)
Purchases of property and equipment	(3,618)	(4,622)	(5,696)
Other	310	(517)	48
Net cash provided by (used in) investing activities	(3,209)	20,391	(4,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	11,037	11,713	232
Payments of short-term borrowings	(288)	(14,910)	(10,581)
Proceeds from long-term debt	-	255	241
Payments of long-term debt	(1,077)	(10,452)	(2,243)
Issuance of common shares under stock incentive plans	170	878	643
Tax benefit from stock options exercised	-	(25)	(7)
Cash dividends paid	(944)	(2,818)	(3,756)
Purchases of common shares for treasury	(15)	(129)	-
Other	-	1	68
Net cash provided by (used in) financing activities	8,883	(15,487)	(15,403)
Decrease in cash and cash equivalents	(1,102)	(129)	(12,212)

CASH AND CASH EQUIVALENTS
Beginning of year	2,651	2,780	14,992
End of year	$1,549	$2,651	$2,780
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$663	$1,383	$2,314
Cash paid (refunded) during the year for income taxes	(9,032)	(127)	2,240
Operating cash received related to insurance settlement	-	2,875	2,213
Gain on sale of assets - Continuing operations	(1,037)	(8,689)	(163)
(Gain) loss on sale of assets - Discontinued operations	-	(4,345)	1,051
Provision for write-down of assets to net realizable value - Continuing operations	-	-	1,077
Provision for write-down of assets to net realizable value - Discontinued operations	$-	$-	$8,164

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

Use of Estimates - The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition - For the RV Segment, the shipping terms are free on board ("FOB") shipping point and title and risk of ownership are transferred to the independent dealers at that time. Accordingly, sales are recognized as revenue at the time the products are shipped. For the Housing Segment, the shipping terms are either FOB shipping point or FOB destination. For traditional home sales, shipping terms are generally FOB destination and title and risk of ownership are generally transferred when the Company completes installation of the product. For traditional homes FOB destination shipping terms, the Company generally recognizes the revenue at the time delivery and installation are completed. Revenue from final set-up procedures, which are perfunctory, is deferred and recognized when such set-up procedures are completed. Major projects shipping terms are usually detailed in the contract, and title and risk of ownership are transferred per the contract. In the case of these major projects, the Company recognizes the revenue when title and risk of ownership are transferred according to the terms of the contract.

Cash Flows and Non-cash Activities - For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, cash investments and any highly liquid investments purchased with original maturities of three months or less.

Non-cash investing and financing activities are as follows (in thousands):
	2007	2006	2005
Issuance (cancellations) of common shares, at market value, in lieu of cash compensation	$116	$125	$(1,122)
Notes receivable received in connection with the sale of certain assets (see Note 11)	$2,610	$5,920	$-

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and trade receivables.

At December 31, 2007 and 2006, cash and cash equivalents invested in money market accounts or certificates of deposit were $0 million and $0.6 million, respectively.

The Company has a concentration of credit risk in the recreational vehicle industry, although there is no geographic concentration of credit risk. A single recreational vehicle dealer network accounts for approximately 12% of the Company's 2007 consolidated net sales. No single customer accounted for more than 10% of consolidated net sales in 2006 or 2005. The Company performs ongoing credit evaluations of its customers' financial conditions and sales to its recreational vehicle dealers are generally subject to pre-approved dealer floorplan financing whereby the Company is paid upon delivery or shortly thereafter. The Company generally requires no collateral from its customers. Future credit losses are provided for currently through the allowance for doubtful receivables, and actual credit losses are charged to the allowance when incurred.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

Investment income from continuing operations consists of the following for the years ended December 31 (in thousands):

	2007	2006	2005
Interest income	$478	$474	$510
Increase in cash value of life insurance policies	1,003	1,138	1,116
Dividend income on preferred stocks	7	5	54
Net realized gains on sale of preferred stocks and bond funds	-	-	505
Net realized losses on closed U.S. Treasury bond futures options	-	-	(12)
Unrealized gains on open U.S. Treasury bond futures options	-	-	9

Total	$1,488	$1,617	$2,182

Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value as of December 31, 2007 and 2006, because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of December 31, 2007 and 2006, based upon terms and conditions currently available to the Company in comparison to terms and conditions of the existing long-term debt. The Company has investments in life insurance contracts principally to fund obligations under deferred compensation agreements (see Note 9). At December 31, 2007 and 2006, the carrying amount of life insurance policies, which equaled their fair value, was $33.9 million ($51.5 million, net of $17.6 million of policy loans) and $31.1 million ($47.5 million, net of $16.4 million of policy loans), respectively.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has entered into various interest rate swap agreements to manage the economic risks associated with fluctuations in interest rates by converting a portion of the Company's variable rate debt to a fixed rate basis, thus reducing the impact of changes in interest rates on future interest expense. These financial instruments have been designated as cash flow hedges, with changes in fair value being included as a component of other comprehensive income (loss) within shareholders' equity. Hedge effectiveness is evaluated by the hypothetical derivative method and any hedge ineffectiveness is reported as interest expense. Hedge ineffectiveness was not material in 2007 or 2006.

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

Long-Lived Assets - Long-lived assets held and used by the Company, including property, plant and equipment and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable (see Note 11 for asset impairments recorded in 2007 and 2005, including impairments of intangible assets).

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Goodwill assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company reviews the carrying amounts of goodwill assets annually by segment to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon a discounted cash flow analysis, such assets are reduced by the estimated shortfall of fair value to recorded value. At December 31, 2006, the Company had $16.9 million of goodwill, $13.0 million attributable to the Housing reporting unit and $3.9 million attributable to the RV reporting unit. The RV reporting unit goodwill originated from the Company’s purchase of recreational vehicle assets. The Company conducted its annual goodwill impairment test as required by FASB Statement No. 142, Goodwill and Other Intangible Assets, during the fourth quarter of 2006 and the results indicated that the estimated fair value of each of the Company’s reporting units exceeded their carrying value. As a result of the continued weakness in the RV market, combined with continuing losses incurred by the RV reporting unit, SFAS No. 142 required the Company to perform an interim goodwill impairment evaluation during the quarter ended June 30, 2007. Because the carrying value of the RV reporting unit exceeded its fair value as calculated using the expected present value of future cash flows, the Company concluded that the goodwill was impaired as of June 30, 2007. Accordingly, the Company recorded a non-cash goodwill impairment charge of $3.9 million in the quarter ended June 30, 2007. The Company has performed the required annual impairment tests and has determined that there was no impairment indicated for the remaining Housing reporting unit goodwill at December 31, 2007.

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows (in thousands):

Balance at January 1, 2006	$17,383
Allocation to discontinued operations	(518)

Balance at December 31, 2006	16,865
Impairment charge	(3,872)

Balance at December 31, 2007	$12,993

Warranty Expense - The Company provides to its customers a variety of warranties on its products ranging from 1 to 2 years in length and up to ten years on certain structural components. Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. General warranty reserves are based upon past warranty claims and sales history and adjusted as required to reflect actual costs incurred, as information becomes available. Specific warranty reserves are based on specific identified issues with the amounts accrued based on the estimated cost to correct the problem. Warranty expense from continuing operations totaled $16.8 million, $21.6 million and $34.8 million in 2007, 2006 and 2005, respectively. The higher warranty expense for 2005 is primarily the result of specific reserves established related to the recall of camping trailer lift systems and the repair of laminated sidewalls of certain of the Company’s recreational vehicles. The decrease in 2007 is primarily a result of decreased sales and improvements in quality.

Changes in the Company's warranty liability during the years ended December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Balance of accrued warranty at January 1	$11,099	$20,005
Warranties issued during the period and changes in liability for pre-existing warranties	16,787	21,598
Cash settlements made during the period	(19,763)	(30,504)

Balance of accrued warranty at December 31	$8,123	$11,099

The decrease in warranty accrual for 2007 of $3.0 million to $8.1 million is the result of specific reserves established in 2005 related to the recall of defective camping trailer lift systems and the repair of defective material used in laminated sidewalls of certain of the Company’s recreational vehicles, lower sales levels and improvements in quality. Most of the claims against the specific reserves were paid by the Company in 2006 and in the first quarter of 2007.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

Stock-Based Compensation - Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method and accordingly, the Company has not restated the consolidated results of income from prior interim periods and fiscal years. Under SFAS 123R, the Company is required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense over the period that the awards are expected to vest. Restricted stock and stock options issued under the Company’s equity plans, as well as, stock purchases under the employee stock purchase plan are subject to the provisions of SFAS 123R. Since the adoption of SFAS 123R, there have been no modifications to outstanding stock-based awards.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Excess tax benefit for the years ended December 31, 2007 and 2006 was not significant.

Stock options generally vest over a four-year service period. The Company has not granted any stock option awards since 2003. The remaining unvested stock options, net of forfeitures, at December 31, 2007 were not significant.

Compensation expense related to the Company's Employee Stock Purchase Plan was not significant for the year ended December 31, 2007.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for the year ended December 31, 2005:

2005
Net loss, as reported	$(26,350)
Add: Stock-based compensation credit under variable plan included in earnings, net of taxes	(865)
Deduct: Total stock-based employee compensation credit determined under fair value method for all awards, net of taxes	761

Pro forma net loss	$(26,454)

Loss per share:

Basic - as reported	(1.69)
Basic - pro forma	(1.70)

Diluted - as reported	(1.69)
Diluted - pro forma	(1.70)

The Company did not grant any stock options in 2007, 2006 or 2005.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is required to be adopted at the beginning of the fiscal year ending December 31, 2008. Management is currently evaluating the impact that SFAS No. 157 will have on the consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 will be effective for the Company at the beginning of the fiscal year ending December 31, 2008. Management is currently evaluating the impact that SFAS No. 159 will have on the consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(revised 2007), Business Combinations, (SFAS No. 141R). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact that SFAS No. 141R will have on the consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (SFAS No. 160). SFAS No. 160 changes the accounting and reporting for minority interests, which will be characterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact that SFAS No. 160 will have on the consolidated financial statements.

Research and Development Expenses - Research and development expenses charged to continuing operations were $6.3 million, $6.7 million, and $7.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The effect of this change on the year ended December 31, 2007 was an increase of cost of sales and a decrease of operating expenses by approximately $27.8 million. The Company applied the change retrospectively by reclassifying approximately $29.2 million and $32.8 million of delivery expenses from operating expenses to cost of sales for the years ending December 31, 2006 and December 31, 2005, respectively. This change has no effect on income from continuing operations, net income or per share amounts for any period presented.

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

Income Taxes - The Company accounts for corporate income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the Company to evaluate the need to establish a valuation allowance to reduce the carrying value of its deferred tax assets on the balance sheet. Deferred tax assets arise as a result of tax loss carryforwards and various differences between the book value of assets and the values used for income tax purposes. SFAS No 109 states that a valuation allowance is generally required if a company has cumulative losses in recent years. Given the losses incurred by the Company over the last three years, noncash charges from continuing operations of $13.3 million and $24.4 million were recorded as a valuation allowance for the full value of its deferred tax assets as of December 31, 2007 and 2006, respectively.

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

The table below presents information about segments, including product class information within the Recreational Vehicle Segment, used by the chief operating decision maker of the Company for the years ended December 31 (in thousands):

	2007	2006	2005
Net sales:
Recreational vehicles
Motorhomes	$235,873	$266,246	$350,876
Travel trailers and fifth wheels	106,779	118,375	149,263
Camping trailers	13,667	13,549	15,152
Parts and supplies	5,335	6,540	6,903

Total recreational vehicles	361,654	404,710	522,194
Housing	119,186	159,672	180,231

Total	$480,840	$564,382	$702,425

Gross profit
Recreational vehicles	$(130)	$283	$(972)
Housing	12,847	19,933	24,170

Total	$12,717	$20,216	$23,198

Operating expenses
Recreational vehicles	$33,772	$25,659	$38,769
Housing	20,200	17,284	26,853
Other reconciling items	(2,115)	(7,074)	(5,595)

Total	$51,857	$35,869	$60,027

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

2.	SEGMENT INFORMATION, Continued.

	2007	2006	2005
Operating income (loss)
Recreational vehicles	$(33,902)	$(25,376)	$(39,741)
Housing	(7,353)	2,649	(2,683)
Other reconciling items	2,115	7,074	5,595

Total	$(39,140)	$(15,653)	$(36,829)

Pre-tax income (loss) from continuing operations
Recreational vehicles	$(33,908)	$(25,383)	$(40,760)
Housing	(7,434)	2,665	(2,403)
Other reconciling items	799	6,018	5,809

Total	$(40,543)	$(16,700)	$(37,354)

Total assets
Recreational vehicles	$86,816	$113,627	$152,501
Housing	54,601	57,968	83,338
Other reconciling items	66,251	71,539	86,977

Total	$207,668	$243,134	$322,816

Total goodwill
Recreational vehicles	$-	$3,872	$4,132
Housing	12,993	12,993	13,251

Total	$12,993	$16,865	$17,383

The following specified amounts from continuing operations are included in the measure of segment pre-tax income or loss reviewed by the chief operating decision maker (in thousands):

	2007	2006	2005
Interest expense
Recreational vehicles	$532	$840	$1,171
Housing	341	281	339
Other reconciling items	2,624	2,708	1,658

Total	$3,497	$3,829	$3,168

Depreciation
Recreational vehicles	$3,156	$3,547	$3,515
Housing	2,295	2,522	2,879
Other reconciling items	339	453	709

Total	$5,790	$6,522	$7,103

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

3.	INVENTORIES.

Inventories consist of the following (in thousands):

	December 31,	December 31,
	2007	2006
Raw materials
Recreational vehicles	$11,789	$13,874
Housing	5,989	6,065

Total	17,778	19,939

Work in process
Recreational vehicles	12,913	15,661
Housing	2,941	3,466

Total	15,854	19,127

Improved lots
Housing	645	221

Total	645	221

Finished goods
Recreational vehicles	34,038	35,079
Housing	10,953	9,145

Total	44,991	44,224

Total	$79,268	$83,511

4.	PROPERTY, PLANT AND EQUIPMENT.

Property, plant and equipment consist of the following (in thousands):

	2007	2006

Land and improvements	$11,452	$11,562
Buildings and improvements	59,765	61,043
Machinery and equipment	24,429	24,798
Transportation equipment	14,654	14,310
Office furniture and fixtures	17,274	17,481

Total	127,574	129,194
Less, accumulated depreciation	74,642	72,176

Property, plant and equipment, net	$52,932	$57,018

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

5.	SHORT-TERM BORROWINGS.

On August 2, 2006, the Company executed a $55 million, five-year, secured Revolving Credit Facility with Bank of America (formerly LaSalle Business Credit, LLC) to meet its seasonal working capital needs. At December 31, 2007 there were short-term borrowings of $20.1 million outstanding against this bank line of credit, and outstanding letters of credit totaling $4.7 million. At December 31, 2006 there were short-term borrowings of $9.3 million outstanding against this bank line of credit, and outstanding letters of credit totaling $5.0 million. As of December 31, 2007 and, 2006, $17.6 million and $16.4 million, respectively, had been borrowed against the cash surrender value of company-owned life insurance contracts.

The five-year credit facility executed August 2, 2006 replaced the previous $35 million facility that was due to expire on August 31, 2006. Under the new facility, available borrowings are based on 85% of eligible accounts receivable plus the lesser of 60% of eligible inventory or 85% liquidation value of inventory, 70% of appraised value of mortgaged real estate. The new agreement expires August 2, 2011. Outstanding borrowings under the new agreement bear interest at rates based on the prime or LIBOR rates as outlined in the agreement. The new credit facility is secured by substantially all of the assets of the Company except the cash surrender value of life insurance contracts. Financial covenant ratios are required to be calculated only in the event a Funds Control Event occurs, as defined in the agreement. No Funds Control Events occurred during the years ended December 31, 2007 or December 31, 2006.

At December 31, 2007, the new and used recreational vehicle inventory of the Company-owned dealership was pledged as collateral on floorplan notes aggregating $4.1 million. The interest rate on these floorplan notes is tiered based on the outstanding note balance. The effective rate at December 31, 2007 was 7.08%.

6.	LONG-TERM DEBT.

Long-term debt consists of the following (in thousands):

	2007	2006
Obligations under industrial development revenue bonds, variable rates (effective weighted-average interest rates of 3.6% and 4.1% at December 31, 2007 and 2006, respectively), with various maturities through 2015	$3,600	$4,350

Obligations under capital leases, interest imputed at rates ranging from 4.7% to 5.4%, with maturities through 2008	332	292

Other	228	297

Subtotal	3,861	4,939

Less, current maturities of long-term debt	852	1,077

Long-term debt	$3,010	$3,862

Principal maturities of long-term debt during the four fiscal years succeeding 2008 are as follows: 2009 - $820,000; 2010 - $820,000; 2011 - $770,000 and 2012 - $150,000.

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

In January of 2003, the Company entered into various interest rate swap agreements that became effective beginning in October of 2003. These swap agreements are designated as cash flow hedges under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are used to manage the economic risks associated with fluctuations in interest rates by converting a portion of the Company's variable-rate debt to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the interest expense caption of the statements of income. Hedge ineffectiveness was not material in 2007, 2006 or 2005. The fair value of the Company's interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. If, in the future, the interest rate swap agreements are determined to be ineffective hedges or are terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts on cash flow hedges included in accumulated other comprehensive income (loss) within shareholders' equity.

At December 31, 2007, the Company had one remaining interest rate swap agreement with a notional amount of $2.4 million that was used to convert the variable interest rates on certain industrial development revenue bonds to fixed rates. In accordance with the terms of the swap agreement, the Company pays a 3.71% interest rate, and receives the Bond Market Association Index (BMA), calculated on the notional amount, with net receipts or payments being recognized as adjustments to interest expense. The Company recorded a liability for the potential early settlements of these swap agreements in the amount of $49,000 at December 31, 2007 and $17,000 at December 31, 2006. This exposure represents the fair value of the swap instruments and has been recorded in the balance sheets in accordance with SFAS No. 133 as a noncurrent liability. The effective portion of the cash flow hedge has been recorded, net of taxes, as a reduction of shareholders' equity as a component of accumulated other comprehensive loss.

7.	ACCRUED EXPENSES AND OTHER LIABILITIES.

Accrued expenses and other liabilities at year-end consist of the following (in thousands):

	2007	2006
Wages, salaries, bonuses and commissions	$2,432	$3,135
Dealer incentives, including volume bonuses, dealer trips, interest reimbursement, co-op advertising and other rebates	1,577	4,140
Warranty	8,123	11,099
Insurance-products and general liability, workers compensation, group health and other	8,519	7,593
Customer deposits and unearned revenues	4,208	3,865
Litigation	930	345
Interest	751	955
Sales and property taxes	1,837	1,226
Deferred gain on sale of real estate	1,145	-
Other current liabilities	3,713	2,758

Total	$33,235	$35,116

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.	COMMON STOCK MATTERS AND EARNINGS PER SHARE.

Stock Option Plan

The Company has stock option plans, including the 2000 Omnibus Stock Incentive Program (the "2000 Plan"), which was approved by the shareholders on May 4, 2000. The 2000 Plan provides for 1.0 million common shares to be reserved for grants under the Company's stock option and award plans. The Company's stock option plan provides for the granting of options to directors, officers and eligible key employees to purchase common shares. The 2000 Plan permits the issuance of either incentive stock options or nonqualified stock options. Stock Appreciation Rights ("SAR's") may be granted in tandem with stock options or independently of and without relation to options. There were no SAR's outstanding at December 31, 2007 or 2006. The option price for incentive stock options shall be an amount of not less than 100% of the fair market value per share on the date of grant and the option price for nonqualified stock options shall be an amount of not less than 90% of the fair market value per share on the date the option is granted. No such options may be exercised during the first year after grant, and are exercisable cumulatively in four installments of 25% each year thereafter. Outstanding options have terms of ten years.

The following table summarizes stock option activity (number of shares in thousands):
	Number of Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2005	327	$12.26
Granted	-	-
Canceled	(15)	14.69
Exercised	(28)	11.66

Outstanding, December 31, 2005	284	12.19
Granted	-	-
Canceled	(71)	13.60
Exercised	(64)	9.95

Outstanding, December 31, 2006	149	12.48
Granted	-	-
Canceled	(15)	14.80
Exercised	-	-

Outstanding, December 31, 2007	134	$12.20

Options outstanding at December 31, 2007 are exercisable at prices ranging from $10.00 to $18.68 per share and have a weighted-average remaining contractual life of 3.5 years. The following table summarizes information about stock options outstanding and exercisable at December 31, 2007 (in thousands):

	Options Outstanding			Options Exercisable

Range of Exercise	Number Outstanding at	Weighted-Average Remaining	Weighted-Average	Number Exercisable at	Weighted-Average
Price	December 31, 2007	Contractual Life	Exercise Price	December 31, 2007	Exercise Price
$10.00 - $12.00	90	3.1	$10.17	90	$10.17
12.01 - 17.00	39	4.3	16.01	39	16.01
$17.01 - $18.68	5	4.3	$18.68	5	$18.68

	134			134

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.	COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.

At December 31, 2005 there were exercisable options to purchase 252,000 shares, at weighted-average exercise prices of $11.85. There were no options granted during 2007 or 2006. As of December 31, 2007 and 2006, 1.4 million shares were reserved for the granting of future stock options and awards.

Stock Award Programs

The 2000 Plan also permits the granting of restricted and unrestricted stock awards to the Company's key employees and non-employee directors. In accordance with the provisions of the 2000 Plan, the Board of Directors may grant shares of stock to eligible participants for services to the Company. Restricted shares vest over a period of time as determined by the Board of Directors and are granted at no cost to the recipient. For restricted shares that are not subject to pre-established Company performance objectives, compensation expense is recognized over the vesting period at an amount equal to the fair market value of the shares on the grant date. Compensation expense for discretionary unrestricted stock awards is recognized at date of grant. There were 22,517, 21,728, and 22,490 restricted non-contingent stock awards granted at a weighted-average per share grant-date fair value of $10.51, $11.03, and $11.80, in 2007, 2006 and 2005, respectively. Compensation expense of $269,306, $238,000, and $259,000 was recognized in the years ended December 31, 2007, 2006 and 2005, respectively.

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

On March 28, 2006, the Company granted Restricted Stock Awards to certain key employees as a means of retaining and rewarding them for performance and to increase their ownership in the Company. Participants earn the restricted shares awarded to them based on attainment of certain performance goals for the calendar year 2006. A total of 110,000 shares, assuming 100% of the performance goal was achieved, were granted with a weighted-average grant-date fair value of $11.05 per share. At December 31, 2006, the Company determined that the performance goal was not achieved; therefore, no compensation expense has been recorded related to this plan for the year ended December 31, 2006. Due to termination of employment or as a condition to receiving the 2006 Restricted Stock Awards, the participants forfeited all rights to the 99,600 shares and 75,600 shares awarded in 2004 and 2005, respectively, under the Performance Based Restricted Stock Plan. Shares awarded under this plan in 2003 were forfeited as of December 31, 2005 due to failure to meet the performance goals.

On January 10, 2007, the Company granted Restricted Stock Awards to certain key employees as a means of retaining and rewarding them for performance and to increase their ownership in the Company. The awards are governed by the Company’s 2000 Omnibus Stock Plan. Participants will earn the restricted shares awarded to them based on attainment of certain performance goals for the calendar year 2007. If the Company meets the minimum threshold and maximum target levels of pre-tax profits, the participants will earn corresponding levels of awards. To the extent the Company meets the performance goals for the year, and the participant remains employed by the Company during the vesting period, the earned restricted shares will vest and be delivered to the participants over a three-year vesting period: one-third on January 1, 2009, one-third on January 1, 2010 and one-third on January 1, 2011. Compensation expense is recognized on a straight-line basis over the requisite service period as the awards contingently vest over the performance and service periods. A total of 139,500 shares, assuming 100% of the performance goal is achieved, were granted with a weighted-average grant-date fair value of $10.80 per share. At December 31, 2007, the Company determined that the performance goal was not achieved; therefore, no compensation expense has been recorded related to this plan for the year ended December 31, 2007. Due to termination of employment or due to failure to meet the performance goals condition to receiving the 2007 Restricted Stock Awards, the participants forfeited all rights to the 139,500 shares.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.	COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.

The following table summarizes the activity of the Performance Based Restricted Stock Awards program (in thousands):

Number of Shares
Outstanding, January 1, 2005	169,110
Granted	75,600
Forfeited	(102,410)

Outstanding, December 31, 2005	142,300
Granted	110,000
Forfeited	(252,300)

Outstanding, December 31, 2006	-
Granted	139,500
Forfeited	139,500

Outstanding, December 31, 2007	-

The following table summarizes, by plan year, the number of contingent shares awarded, forfeited and the remaining contingent shares outstanding as of December 31, 2007:

	Plan Year

	2007	2006	2005
Contingent shares awarded	139,500	110,000	75,600

Shares forfeited	139,500	110,000	75,600

Contingent shares outstanding as of December 31, 2007	-	-	-

Stock Purchase Plan

The Company has an employee stock purchase plan under which a total of 800,000 shares of the Company's common stock are reserved for purchase by full-time employees through weekly payroll deductions. Shares of the Company's common stock are purchased quarterly by the employees at a price equal to 90% of the market price. The market price was based on the lower of the beginning or the ending day of the quarter until June 30, 2006, and subsequently is based on the market price at the end of the quarter. As of December 31, 2007, there were 149 employees actively participating in the plan. Since its inception, a total of 462,000 shares have been purchased by employees under the plan. The Company sold to employees 24,000, 21,830 and 25,700 shares at weighted average fair values of $7.62, $10.02 and $11.07 in 2007, 2006 and 2005, respectively. Certain restrictions in the plan limit the amount of payroll deductions an employee may make in any one quarter. There are also limitations as to the amount of ownership in the Company an employee may acquire under the plan.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

8.	COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.

Earnings Per Share

Basic earnings per share is based on the weighted-average number of shares outstanding during the period. Diluted earnings per common share is based on the weighted-average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and awards and shares held in deferred compensation plans. Basic and diluted earnings per share were calculated using the average shares as follows (in thousands):

	2007	2006	2005
Numerator:
Net loss available to common stockholders	$(38,752)	$(31,805)	$(26,350)

Denominator:
Number of shares outstanding, end of period:
Weighted-average number of common shares used in Basic EPS	15,727	15,633	15,551
Stock options and awards	-	-	-

Weighted-average number of common shares used in Diluted EPS	15,727	15,633	15,551

As the Company reported a net loss for the years ended December 31, 2007, 2006 and 2005, the dilutive effect of stock options and awards did not enter into the computation of diluted earnings per share because their inclusion would have been antidilutive.

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

Share Repurchase Programs

Periodically, the Company has repurchased its common stock as authorized by the Board of Directors. Under the repurchase program, common shares are purchased from time to time, depending on market conditions and other factors, on the open market or through privately negotiated transactions. There were no shares repurchased in 2005. During August 2006, the Company announced that the Board of Directors had authorized a share repurchase of up to one million shares. During the third quarter of 2006, the Company repurchased 11,700 shares for a total cost, including commissions, of $128,516. During the second quarter of 2007, the Company repurchased 1,500 shares for a total cost, including commissions, of $15,050. At December 31, 2007, there are 986,800 shares remaining authorized for repurchase by the Board of Directors.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.	COMPENSATION AND BENEFIT PLANS.

Incentive Compensation

The Company has incentive compensation plans for its officers and other key personnel. The amounts charged to expense for the years ended December 31, 2007, 2006 and 2005 aggregated $753,000, $363,000, and $920,000, respectively.

Deferred Compensation

The Company has established a deferred compensation plan for executives and other key employees. The plan provides for benefit payments upon termination of employment, retirement, disability, or death. The Company recognizes the cost of this plan over the projected service lives of the participating employees based on the present value of the estimated future payment to be made. The plan is funded by insurance contracts on the lives of the participants. At December 31, 2007 and December 31, 2006, the carrying amount of these policies, which equaled their fair value, was $26.9 million ($44.5 million, net of $16.0 million of policy loans and $1.6 million interest on policy loans) and $25.9 million ($42.3 million, net of $15.0 million of policy loans and $1.4 million interest on policy loans), respectively. The deferred compensation obligations, which aggregated $5.3 million and $5.9 million at December 31, 2007 and 2006, respectively, are included in other non-current liabilities, with the current portion ($889,000 and $731,000 at December 31, 2007 and 2006, respectively) included in other current liabilities.

In connection with the acquisition of Mod-U-Kraf Homes in 2000, the Company assumed obligations under existing deferred compensation agreements. The remaining liability recognized in the consolidated balance sheet aggregated $37,000 and $38,000 at December 31, 2007 and 2006, respectively. As part of the Mod-U-Kraf acquisition, the Company assumed ownership of life insurance contracts and trust accounts established for the benefit of participating executives. Such assets, which are valued at fair value, aggregated $65,000 and $63,000 at December 31, 2007 and 2006, respectively.

Supplemental Deferred Compensation

The Company has established a supplemental deferred compensation plan (Mirror Plan) for key employees as determined by the Board of Directors. The plan allows participants to defer compensation only after they have deferred the maximum allowable amount under the Company's 401(k) Plan. The participants select certain mutual fund investments and Company stock whose performance is tracked by the Company. The Company matches a certain level of participant contributions that vests over a five-year period. Under the plan, the investments are not funded directly, including the matching contributions and investments in Company stock. Instead, the plan administrator tracks the performance of investments in mutual funds and Company stock as directed by the participant and a liability to the participants is recorded by the Corporation based on the performance of the phantom investments. Participant benefits are limited to the value of the vested benefits recorded on their behalf.

The Company has also established a supplemental deferred compensation plan (Executive Savings Plan) for certain key executive management as determined by the Board of Directors. This plan allows participants to defer compensation without regard to participation in the Company's 401(k) plan. The participants select certain mutual funds investments and Company stock whose performance is tracked by the Company. In addition, the Company matches a certain level of participant contributions that vests after a five-year period. Under the plan, the investments are not funded directly, including the matching contributions and investments in Company stock. Instead, the plan administrator tracks the performance of investments in mutual funds and Company stock as directed by the participant and a liability to the participants is recorded by the Corporation based on the performance of the phantom investments. Participant benefits are limited to the value of the vested benefits recorded on their behalf. The plan is funded by insurance contracts on the lives of the participants. At December 31, 2007 and 2006, the carrying amount of these policies, which equaled their fair value, was $6.8 million and $5.0 million, respectively. Liabilities recorded on the consolidated balance sheets related to these plans as of December 31, 2007 and 2006 are $2.3 million and $1.8 million, respectively.

Employee Benefit Plans

The Company sponsors a retirement plan (the "Plan"), under Section 401(k) of the Internal Revenue Code (IRS) that covers all eligible employees. The Plan is a defined contribution plan and allows employees to make voluntary contributions up to 20% of annual compensation. Effective January 1, 2005, the Plan was amended to allow for voluntary contributions of up to 50% of annual compensation, not to exceed IRS limits. Under the Plan, the Company may make discretionary matching contributions on up to 6% of participants' compensation. Expenses under the Plan aggregated $1.0 million, $1.0 million, and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

10.	INCOME TAXES.

Income taxes (benefit) attributable to continuing operations are summarized as follows for the years ended December 31 (in thousands):

	2007	2006	2005
Federal:
Current	$656	$(2,119)	$(8,673)
Deferred	(2,296)	15,255	(5,888)
	(1,640)	13,136	(14,561)
State:
Current	21	448	(2,964)
Deferred	(171)	2,931	(469)
	(150)	3,379	(3,433)

Total	$(1,790)	$16,515	$(17,994)

The following is a reconciliation of the provision for income taxes attributable to continuing operations computed at the federal statutory rate (35% for all years presented) to the reported provision for income taxes (in thousands):

	2007	2006	2005
Computed federal income tax at federal statutory rate	$(14,190)	$(5,845)	$(13,074)
Changes resulting from:
Increase in cash surrender value of life insurance contracts	(449)	(370)	(397)
Loss on sale of stock of Miller Building Systems, Inc.	-	(1,690)	-
Current year state income taxes, net of federal income tax benefit	(1,407)	(652)	(1,942)
Preferred stock dividend exclusion	-	-	(9)
Extraterritorial income exclusion	-	-	(71)
Tax benefit on prior years' federal and state research and development (R&D) credits	-	-	(2,378)
Tax benefit of current years' federal R&D tax credit carryforward, AMT credit carryforward and other credits	-	-	(454)
Decrease in federal tax reserves, net of additional state tax reserves	-	325	53
Valuation allowance for NOL, AMT, deferred tax assets and general business credits	13,292	24,360	-
Other, net	964	387	278

Total	$(1,790)	$16,515	$(17,994)

The Company accounts for corporate income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the Company to evaluate the need to establish a valuation allowance to reduce the carrying value of its deferred tax assets on the balance sheet. Deferred tax assets arise as a result of tax loss carryforwards and various differences between the book value of assets and the values used for income tax purposes. SFAS No 109 states that a valuation allowance is generally required if a company has cumulative losses in recent years. Given the losses incurred by the Company over the last three years, noncash charges from continuing operations of $13.2 million and $24.4 million were recorded as a valuation allowance for the full value of its deferred tax assets as of December 31, 2007 and 2006, respectively. At December 31, 2007 the Company had a tax benefit of $20.9 million related to Federal net operating loss carryforwards which may be utilized to offset future taxable income, and if not utilized, $7.5 million will expire in 2026 and $13.4 million will expire in 2027. Further, at December 31, the Company had state tax benefits of certain state net operating loss carryforwards in states that do not permit carrybacks of net operating losses. These state net operating loss carryforwards begin to expire in certain states after 5 years. At December 31, 2007, the cumulative benefit of certain state net operating loss carryforwards approximated $4.2 million, which have been included as part of the valuation allowance referred to above.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

10.	INCOME TAXES, Continued.

The components of the net deferred tax assets (liabilities) are as follows (in thousands):

	2007	2006
Current deferred tax asset (liability):
Accrued warranty expense	$2,623	$3,484
Accrued self-insurance	2,172	2,137
Inventories	826	959
Receivables	283	431
Prepaid insurance	(533)	(564)
Litigation reserve	353	131
Other	392	278
Valuation allowance	(6,116)	(6,856)

Net current deferred tax asset	$-	$-

Noncurrent deferred tax asset (liability):
Deferred compensation	$3,225	$3,548
Property and equipment and other real estate	(948)	(1,823)
Intangible assets	(702)	(2,557)
Notes receivable	348	348
Federal net operating loss carryforward credits	20,883	8,597
Alternative minimum tax credit carryover	623	623
Federal & state research and development credit carryover	1,738	1,102
State net operating loss carryforward credits	4,152	3,378
Other	598	135
Valuation allowance	(31,907)	(17,875)

Net noncurrent deferred tax liability	$(1,990)	$(4,524)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2004. In 2006, the Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns specifically for the purpose of reviewing claims for Research and Expenditure credits for the years 1999 through 2004. The audit of these claims is nearing its conclusion and the Company anticipates that a settlement can be concluded within the next year. The Company does not anticipate that any adjustments associated with the settlement of this audit will result in a material change to its financial position.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The implementation of FIN 48 did not have a significant impact on the Company’s financial position or results of operations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2007	$2,416
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Settlements	-

Balance at December 31, 2007	$2,416

Recognition of unrecognized tax benefits that if recognized would affect the effective tax rate by approximately $1.6 million at December 31, 2007. The Company recognizes interest and penalties related to unrecognized tax benefits through interest and operating expenses, respectively. The amounts accrued for interest and penalties as of December 31, 2007 were not considered to be significant.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

11.	RESTRUCTURING CHARGES AND DISCONTINUED OPERATIONS.

During 2005, the Company’s Board of Directors approved a comprehensive operational and cost structure realignment and restructuring plan (the Intensive Recovery Plan), which was largely implemented during 2006 and is intended to improve operating performance and ensure financial strength. Additional plans and actions to reduce the Company’s cost structure were implemented and completed during 2007.

When describing the impact of this restructuring plan, determinations of the fair value of long-lived assets were based upon comparable market values for similar assets.

On December 5, 2007 the company sold property and the equipment of a paint facility located in Elkhart, Indiana for $2,900,000 consisting of cash of $0.3 million and a $2.6 million secured note due in full December 2008. The sale resulted in pre-tax gain of $0.4 million on the equipment and a deferred gain of $1.1 million on the property which is included in the accrued expenses and other liabilities on the Consolidated Balance Sheet.

During July 2007, the Company announced plans to reduce overhead costs by consolidating Class A production into a single facility, relocating the paint facility located in Elkhart, Indiana to the main complex in Middlebury, Indiana and consolidating two towable assembly plants into a single facility in order to reduce expenses and improve profitability through improved capacity utilization of fewer facilities. The consolidation of the Class A assembly plants was substantially completed in the third quarter of 2007. The consolidation and subsequent mothballing of a towable plant was completed in the fourth quarter of 2007. The paint facility was relocated to the main complex in the fourth quarter of 2007.

The Company announced on September 21, 2007 that it would consolidate its All American Homes production facility located in Zanesville, Ohio with its larger facility located in Decatur, Indiana. This will increase production backlogs and capacity utilization at the Indiana plant as all builders previously served by the Ohio plant will now be served from Indiana. This consolidation occurred during the fourth quarter. The closure of the Ohio facility had minimal impact on revenues, as all existing builders in that region have continued to be served by the Company’s housing operations in Indiana and North Carolina. There was no impairment of fixed assets in conjunction with this action.

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

Housing Segment

On December 31, 2005, the Company sold all operating assets of the All American Homes Kansas division. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of the Kansas division for the years ended December 31, 2006 and 2005 were $0.0 million and $9.7 million, respectively, and the pre-tax income (loss) for the years ended December 31, 2006 and 2005 were $(0.4) million and $(2.9) million, respectively.

On March 31, 2006, the Company sold 100% of its interest in the capital stock of Miller Building Systems, Inc. for $11.5 million, consisting of cash of $9.0 million and a $2.5 million secured note. The note, which is included in other long-term assets on the Consolidated Balance Sheet, is to be repaid over 5 years and bears interest at the 1 year LIBOR rate plus 2.75% per annum with quarterly interest payments beginning September 30, 2006. Principal payments of $125,000 per quarter commence on June 30, 2009 and continue through the maturity date of March 31, 2011. In addition, the Company accepted a $2.0 million contingent earn-out note, which will be paid to the Company if certain income metrics are achieved by the acquiring entity. In October 2007, a subsequent agreement with Miller Building Systems waived the interest on the secured $2.5 million note for two years; hence no interest will be earned from March 31, 2007 to March 31, 2009. The subsequent agreement with Miller Building Systems also canceled the $2.0 million contingent earn-out note. There is no financial impact as a result of this cancellation. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of Miller Building Systems, Inc. for the years ended December 31, 2006 and 2005 were $7.5 million and $41.6 million, respectively, and the pre-tax income (loss) for the years ended December 31, 2006 and 2005 were $1.5 million and $(8.2) million, respectively. In connection with this sale, $1.7 million of industrial revenue bonds were paid off as of March 31, 2006. During April 2006, the Company terminated the $1.5 million and $235,000 interest rate swaps that had been associated with these revenue bonds.

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

Recreational Vehicle Segment

On January 13, 2006, the Company sold all operating assets of Prodesign, LLC. The total sales price was $8.2 million, of which the Company received $5.7 million in cash, a $2.0 million promissory note and $0.5 million to be held in escrow to cover potential warranty claims and uncollectible accounts receivable, as defined in the sale agreement. The promissory note is to be repaid over a period of 10 years, using an amortization period of 15 years, and bears interest at 6% per annum with interest only payments being required in the first three years. The funds remaining in the escrow account of $0.4 million reverted to the Company in February 2007 per the sales agreement. In accordance with Statement of Financial Accounting Standard No. 144, Prodesign qualified as a separate component of the Company’s business and as a result, the operating results of Prodesign have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been adjusted to reflect this business as a discontinued operation. In conjunction with the classification of Prodesign as a discontinued operation, management allocated goodwill of $0.3 million to the discontinued operations from the RV Segment goodwill based on the relative fair value of the discontinued operations to the RV Segment. The $0.3 million of allocated goodwill has been included in the calculation of the final gain on sale of assets in the first quarter of 2006. Net sales of Prodesign for the years ended December 31, 2006 and 2005 were $0.4 million and $14.2 million, respectively, and the pre-tax income (loss) for the years ended December 31, 2006 and 2005 were $2.0 million and $(0.7) million, respectively.

Assets and liabilities of Prodesign, which are included in the consolidated balance sheet, were as follows at December 31, 2005 (in thousands):

2005
Accounts and other receivables	$781
Prepaid expenses	51
Inventories	909
Other long-term assets	437
Fixed assets	4,144
Accounts payable	(116)
Other current liabilities	(495)

Net assets held for sale	$5,711

Goodwill Impairment

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Goodwill assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company reviews the carrying amounts of goodwill assets annually by segment to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon a discounted cash flow analysis, such assets are reduced by the estimated shortfall of fair value to recorded value. At December 31, 2006, the Company had $16.9 million of goodwill, $13.0 million attributable to the Housing reporting unit and $3.9 million attributable to the RV reporting unit. The RV reporting unit goodwill originated from the Company’s purchase of recreational vehicle assets. The Company conducted its annual goodwill impairment test as required by FASB Statement No. 142, Goodwill and Other Intangible Assets, during the fourth quarter of 2006 and the results indicated that the estimated fair value of each of the Company’s reporting units exceeded their carrying value. As a result of the continued weakness in the RV market, combined with continuing losses incurred by the RV reporting unit, SFAS No. 142 required the Company to perform an interim goodwill impairment evaluation during the quarter ended June 30, 2007. Because the carrying value of the RV reporting unit exceeded its fair value as calculated using the expected present value of future cash flows, the Company concluded that the goodwill was impaired as of June 30, 2007. Accordingly, the Company recorded a non-cash goodwill impairment charge of $3.9 million in the quarter ended June 30, 2007. The Company has performed the required annual impairment tests and has determined that there was no impairment indicated for remaining Housing reporting unit goodwill at December 31, 2007.

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

Future minimum annual operating lease commitments at December 31, 2007 aggregated $4.3 million and are payable during the next 5 years as follows: 2008 - $1.3 million, 2009 - $1.1 million, 2010 - $1.0 million, 2011 - $0.7 million, and 2012 - $0.2 million. Total rental expense for the years ended December 31, 2007, 2006 and 2005 aggregated $1.5 million, $1.6 million and $1.6 million, respectively.

Obligation to Purchase Consigned Inventories

The Company obtains vehicle chassis for its recreational vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until assigned to a unit in the production process. At that point, the Company is obligated to purchase the chassis and it is recorded as inventory. At December 31, 2007 and 2006, chassis inventory, accounted for as consigned inventory, approximated $14.5 million and $11.4 million, respectively.

Repurchase Agreements

The Company was contingently liable at December 31, 2007 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. Products repurchased from dealers under these agreements are accounted for as a reduction in revenue and cost of sales at the time of repurchase. Although the estimated contingent liability approximates $176 million at December 31, 2007 ($187 million at December 31, 2006), the risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. Based on losses previously experienced under these obligations, the Company has established a reserve for estimated losses under repurchase agreements. At December 31, 2007 and 2006, $0.7 million and $0.3 million, respectively, was recorded as an accrual for estimated losses under repurchase agreements.

The Company was also contingently liable at December 31, 2007 to a financial institution on repurchase agreements in connection with financing provided by the institution to certain of the Company's independent home builders in connection with their purchase of the Company's housing products. This agreement provides for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a builder's default. Products repurchased from builders under this agreement are accounted for as a reduction in revenue and cost of sales at the time of repurchase. Although the estimated contingent liability approximates $14.6 million at December 31, 2007 ($16.2 million at December 31, 2006), the risk of loss resulting from these agreements is spread over the Company's numerous builders and is further reduced by the resale value of the products repurchased. The Company has evaluated the potential for losses under this agreement and has recorded an accrual of $0.2 million at December 31, 2007 and $0.2 million at December 31, 2006 for estimated losses under the repurchase agreement.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

12.	COMMITMENTS AND CONTINGENCIES, Continued.

Corporate Guarantees

The Company was contingently liable under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $2.6 million at December 31, 2007 and $3.9 million at December 31, 2006. The Company has an agreement with a financial institution to form a private-label financing program to provide wholesale inventory financing to the Company's dealers in the RV Segment. The agreement provides for a preferred program that provides financing that is subject to the standard repurchase agreement described above. In addition, the agreement provides for a reserve pool whereby the financial institution makes available an aggregate line of credit not to exceed $40 million that will provide financing for dealers that may not otherwise qualify for credit approval under the preferred program. No dealer being provided financing from the reserve pool can receive an aggregate line of credit exceeding $5 million. In addition to the standard repurchase agreement described above, as of December 31, 2007 the Company was contingently liable to the financial institutions up to a maximum of $2.0 million of aggregate losses, as defined by the agreement, incurred by the financial institutions on designated dealers with higher credit risks that are accepted into the reserve pool financing program. The Company has recorded a loss reserve of $0.1 million at December 31, 2007 and $0.1 million at December 31, 2006 associated with these guarantees.

The Company is liable under an agreement to guarantee the indebtedness incurred by a recreational vehicle dealer towards the purchase of a dealership facility. The guarantee is in the principal amount of $1 million for a period of five years or until all indebtedness has been fully paid, whichever occurs first. The guarantee period expires in March 2009. The Company has evaluated the potential for losses under this agreement and has determined that the resolution of any claims that may arise in the future would not materially affect the Company's financial statements.

In addition, the Company is liable under a guarantee to a financial institution for model home financing provided to certain independent builders doing business with the Company's Housing Segment. The amount outstanding under this agreement at December 31, 2007 is $0.4 million ($0.4 million at December 31, 2006). Any losses incurred under this guarantee would be offset by the proceeds from the resale of the model home and losses are limited to 20% of the original contract price, and cannot exceed a total of $2.0 million. As of December 31, 2007, no losses have been incurred by the Company under the model home financing program.

Financing Obligation

During the second quarter of 2004, the Company entered into an agreement to provide financing of up to $4.9 million to a developer for the construction of a hotel for which the Company was to provide modular units. As of December 31, 2007, the Company provided $2.3 million in financing to the developer under this arrangement. No funding has been provided since December 2005. The loans are collateralized by a first priority interest in all tangible and intangible property of the borrower. The developer was unable to obtain a building permit, so the Company is pursuing its legal remedies through litigation to recoup the financing extended to date. During the fourth quarter of 2006, the Company obtained title to the real estate that was partial collateral for this note. In the event the sale of the property does not generate proceeds sufficient to cover the financing previously provided, the Company will continue pursuing its legal remedies to recover any shortfall. As of December 31, 2007, the Company has reserved an amount that Management believes the Company may not recover; however, there is a potential for exposure in excess of the amount reserved.

Change of Control Agreements

On February 3, 2000, the Company entered into Change of Control Agreements with key executives. Under the terms of these agreements, in the event of a change in control of the Company, as defined, the Company would be obligated to pay these key executives for severance and other benefits. These agreements had aggregated obligations of approximately $6.2 million and $8.3 million based on salaries and benefits at December 31, 2007 and 2006, respectively. In addition, in the event of a change of control of the Company, all outstanding stock options and SAR's shall become immediately exercisable, restrictions are removed from restricted stock, and all stock awards shall immediately be deemed fully achieved.

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

Litigation

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

The Company was named as a defendant in McGuire v. Gulf Stream Coach, Inc., which was filed as a class action on April 9, 2007 in the United States District Court for the Eastern District of Louisiana. The factual basis alleged is that the plaintiffs were exposed to formaldehyde in FEMA travel trailers, which exposure constitutes a manifest injury requiring medical monitoring to thwart development of disease. Plaintiffs sought the following relief: class certification, which was denied; payment into a court-supervised medical monitoring fund; removal of all formaldehyde-existing materials from all trailers and modification to provide adequate ventilation; repair and testing to prevent further exposure; attorney’s fees and costs; and other appropriate relief. Company filed a motion to dismiss on the basis that none of named plaintiffs received a Coachmen trailer. The case and motion are currently pending before the U.S. Judicial Panel on Multidistrict Litigation. Other litigation has also been filed, in which the Company may become a party.

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

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

13.	UNAUDITED INTERIM FINANCIAL INFORMATION.

Certain selected unaudited quarterly financial information for the years ended December 31, 2007 and 2006 is as follows (in thousands):

	2007
	Quarter Ended
	March 31	June 30	September 30	December 31

Net sales	$130,244	$149,763	$123,854	$76,979
Gross profit	1,427	5,994	7,758	(2,462)
Net loss from continuing operations	(10,448)	(10,123)	(4,344)	(13,837)
Net loss	(10,448)	(10,123)	(4,344)	(13,837)
Net loss per common share - Basic
Continuing operations	(.67)	(.64)	(.28)	(.87)
Discontinuing operations	-	-	-	-
	(.67)	(.64)	(.28)	(.87)
Net loss per common share - Diluted
Continuing operations	(.67)	(.64)	(.28)	(.87)
Discontinuing operations	-	-	-	-
	$(.67)	$(.64)	$(.28)	$(.87)

	2006
	Quarter Ended
	March 31	June 30	September 30	December 31

Net sales	$162,554	$155,321	$130,715	$115,792
Gross profit	6,413	8,070	5,981	(248)
Net income (loss) from continuing operations	404	480	(2,733)	(31,366)
Net profit (loss)	2,910	304	(3,516)	(31,503)
Net profit (loss) per common share - Basic
Continuing operations	.03	.03	(.17)	(2.01)
Discontinuing operations	.16	(.01)	(.05)	(0.01)
	.19	.02	(.22)	(2.02)
Net profit (loss) per common share - Diluted
Continuing operations	.03	.03	(.17)	(2.01)
Discontinuing operations	.16	(.01)	(.05)	(0.01)
	$.19	$.02	$(.22)	$(2.02)

Note: The Unaudited Interim Financial Information above has shipping and handling costs reclassified for years prior to 2007, and should be read in conjunction with Note 1, Nature of Operations and Accounting Policies.

Index

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable in 2007.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has conducted an evaluation, as of December 31, 2007, of the Company's disclosure controls and procedures; as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management's Annual Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm as stated in their report, which appears on page 38.

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

Part III.

Item 10.	Directors and Executive Officers of the Registrant

(a) Identification of Directors

Information regarding the Registrant's directors is contained under the caption "Election of Directors" in the Company's Proxy Statement dated March 27, 2008 and is incorporated herein by reference.

(b) Executive Officers of the Company

See "Executive Officers of the Registrant" contained herein.

(c) Beneficial Ownership Reporting Compliance

Information for "Section 16(a) Beneficial Ownership Reporting Compliance" is contained under that caption in the Company's Proxy Statement dated March 27, 2008 and is incorporated herein by reference.

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

(e) Audit Committee and Financial Expert of the Audit Committee

Information regarding the Registrant's Audit Committee, including the committee members designated as Financial Experts is contained under the caption "Audit Committee" in the Company's Proxy Statement dated March 27, 2008 and is incorporated herein by reference.

(f) Nominations for Director

Information regarding the Registrant's procedures for nominations for director is contained under the caption "Nomination for Director" in the Company's Proxy Statement dated March 27, 2008 and is incorporated herein by reference.

Item 11.	Executive Compensation

Information for Item 11 is contained under the headings "Management Development/Compensation Committee," “Compensation Discussion and Analysis,” and "Outside Director Compensation" in the Company's Proxy Statement dated March 27, 2008 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information for Item 12 is contained under the captions "Directors' and Officers' Stock Ownership" and "Stock Ownership Information" in the Company's Proxy Statement dated March 27, 2008 and is incorporated herein by reference.

Index

The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2007:

Equity Compensation Plan Information

Plan Category	# of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	# of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	133,650	$12.20	1,386,157

Equity compensation plans not approved by shareholders	-	-	-

Total	133,650	$12.20	1,386,157

Item 13.	Certain Relationships and Related Transactions

Information for Item 13 is contained under the heading “Determination of Independence of Directors” in the Company’s Proxy Statement dated March 27, 2008 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding the Principal Accountant Fees and Services is contained under the caption "Independent Registered Public Accounting Firm" in the Company's Proxy Statement dated March 27, 2008 and is incorporated herein by reference.

Part IV.

Item 15.	Exhibits and Financial Statement Schedule

(a)	The following Financial Statements and Financial Statement Schedule are included in Item 8 herein.

1. Financial Statements

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2007 and 2006
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

2. Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, included in the Notes to the Consolidated Financial Statements, or otherwise not required under instructions contained in Regulation SX.

3. Exhibits

See Index to Exhibits.

Index

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Payment or Utilization		Balance at End of Period

Fiscal year ended December 31, 2007:

Allowance for doubtful accounts:	$1,134	$512		$902	(A)	$744

Product warranty reserves:	$11,099	$16,787		$19,763	(B)	$8,123

Repurchase agreement and Corporate guarantee loss reserves:	$635	$618		$327		$926

Valuation allowance against deferred tax assets:	$24,731	$13,292		$-		$38,023

Fiscal year ended December 31, 2006:

Allowance for doubtful accounts:	$1,240	$1,631		$(1,737	) (A)	$1,134

Product warranty reserves:	$20,005	$21,598		$(30,504	(B) ) (C)	$11,099

Repurchase agreement and Corporate guarantee loss reserves:	$775	$356		$(496)		$635

Valuation allowance against deferred tax assets:	$-	$24,731	(D)	$-		$24,731

Fiscal year ended December 31, 2005:

Allowance for doubtful accounts:	$919	$988		$(667	) (A)	$1,240

Product warranty reserves:	$10,140	$34,771	(C)	$(24,906	) (B)	$20,005

Repurchase agreement and Corporate guarantee loss reserves:	$726	$225		$(176)		$775

(A)	Write-off of bad debts, less recoveries.
(B)	Claims paid, less recoveries.
(C)	Reflects increase due to specific warranty issues which occurred in 2005, primarily camping trailer lift systems and sidewall lamination issues within the RV Segment.
(D)	Allowance charged to Continuing Operations $24,360, Discontinued Operations $371.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACHMEN INDUSTRIES, INC.

Date: February 28, 2008

/s/ R. M. Lavers
R. M. Lavers
(Chief Executive Officer)

/s/ C. A. Zuhl
C. A. Zuhl
(Chief Financial Officer)

/s/ M. L. Miranda
M. L. Miranda
(Vice President, Treasurer and Corporate Controller)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as of February 28, 2008.

/s/ G. B. Bloom	/s/ D. W. Hudler
G. B. Bloom	D. W. Hudler
(Director)	(Director)

/s/ R. J. Deputy	/s/ W. P. Johnson
R. J. Deputy	W. P. Johnson
(Director)	(Director, Chairman of the Board)

/s/ J. A. Goebel	/s/ E. W. Miller
J. A. Goebel	E. W. Miller
(Director)	(Director)

Index

INDEX TO EXHIBITS

Number Assigned In Regulation S-K, Item 601	Description of Exhibit

(3)(a)(i)	Articles of Incorporation of the Company as amended on May 30, 1995 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

(3)(a)(ii)	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4.2 to the Company's Form S-3 Registration Statement, File No. 333-14579).

(3)(b)	By-Laws as modified through August 6, 2007 (incorporated by reference to Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

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

(4)(d)
Amendment No. 1 to Loan and Security Agreement dated as of August 2, 2006 among Coachmen Industries, Inc., the Lenders named therein and LaSalle Business Credit, LLC (incorporated by reference to Exhibit 4(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

(4)(e)
Amendment No. 2 to Loan and Security Agreement dated as of August 2, 2006 among Coachmen Industries, Inc., the Lenders named therein and LaSalle Business Credit, LLC (incorporated by reference to Exhibit 4(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

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

Index

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

(10)(i)	Loan and Security Agreement dated as of August 2, 2006 among Coachmen Industries, Inc., the Lenders named therein and LaSalle Business Credit, LLC (included in Exhibit 4(c)).

(10)(j)	Amendment No. 1 to Loan and Security Agreement dated as of August 2, 2006 among Coachmen Industries, Inc., the Lenders named therein and LaSalle Business Credit, LLC (included in Exhibit 4(d)).

(10)(k)	Amendment No. 2 to Loan and Security Agreement dated as of August 2, 2006 among Coachmen Industries, Inc., the Lenders named therein and LaSalle Business Credit, LLC (included in Exhibit 4(e)).

(10)(l)	Closing Documents and Contract on Sale of Real Estate in Tennessee (incorporated by reference to Exhibit 4(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

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

*(10)(q)
Summary of Life Insurance and Long Term Disability Benefits for Executives (incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

*(10)(r)	Description of Non-management Director Compensation (incorporated by reference to Exhibit 10(r) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

(10)(s)	Mentor Protégé Agreement between Coachmen Industries, Inc. and The Warrior Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 19, 2005).

(10)(t)
Entry into a Material Definitive Stock Purchase Agreement for the Sale of Palm Shores, Brevard County, Florida property (incorporated by reference to Exhibit 10 to the Company's Form 8-K filed June 30, 2006).

(10)(u)
Severance and Early Retirement Agreement and General Release of All Claims dated October 23, 2006 among Coachmen Industries, Inc. and Claire C. Skinner (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

(10)(v)
Form of the 2006 Restricted Stock Award Agreement and listing of the maximum number of shares each Executive Officer may earn under the Agreements (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

(10)(w)
2007 Restricted Stock Award Agreement under the 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

Index

(10)(x)
Standard Purchase Agreement dated October 26, 2006, between All American Building Systems and the Warrior Group, Inc. (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

(10)(y)
Standard Purchase Agreement dated December 20, 2007 between All American Building Systems and the Warrior Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 25, 2008).

(10)(z)
Standard Purchase Agreement dated December 20, 2007 between All American Building Systems and the Warrior Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 25, 2008).

(11)	No Exhibit - See Consolidated Statements of Operations and Note 8 of Notes to Consolidated Financial Statements, contained herein.

(14)	Code of Ethics (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

(21)	Registrant and Subsidiaries of the Registrant.

(23)	Consent of Ernst & Young LLP.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

* Management Contract or Compensatory Plan.