Form 10-Q
period 2008-03-31
COACHMEN INDUSTRIES INC
filed 2008-04-30
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008.
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____.

Commission file number 1-7160

COACHMEN INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1101097
(State of incorporation or organization)	(IRS Employer Identification No.)

423 North Main Street, Middlebury, Indiana	46540
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(574) 825-5821

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of Common Stock, without par value, outstanding as of the close of business on March 31, 2008:  15,785,574

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2008	2007
Assets	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,568	$1,549
Trade receivables, less allowance for doubtful receivables 2008 - $747 and 2007 - $744	35,777	9,122
Other receivables	5,218	3,819
Refundable income taxes	1,627	1,628
Inventories	82,255	79,268
Prepaid expenses and other	2,704	3,804
Assets held for sale	5,021	-

Total current assets	135,170	99,190

Property, plant and equipment, net	47,231	52,932
Goodwill	12,993	12,993
Cash value of life insurance, net of loans	29,531	33,936
Other	8,169	8,617

TOTAL ASSETS	$233,094	$207,668

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Short-term borrowings	$33,858	$20,073
Accounts payable, trade	31,173	15,042
Accrued income taxes	510	536
Accrued expenses and other liabilities	28,678	33,235
Floorplan notes payable	3,565	4,116
Current maturities of long-term debt	832	852

Total current liabilities	98,616	73,854

Long-term debt	2,992	3,010
Deferred income taxes	1,990	1,990
Postretirement deferred compensation benefits	6,854	7,632
Other	72	49

Total liabilities	110,524	86,535

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY
Common shares, without par value: authorized 60,000 shares; issued 2008 – 21,185 shares and 2007 - 21,180 shares	92,587	92,552
Additional paid-in capital	7,938	7,856
Accumulated other comprehensive loss	(70)	(48)
Retained earnings	81,254	79,927
Treasury shares, at cost, 2008 – 5,399 shares and 2007 - 5,402 shares	(59,139)	(59,154)
Total shareholders' equity	122,570	121,133

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$233,094	$207,668

See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Net sales	$121,318	$130,244
Cost of sales	110,455	128,817
Gross profit	10,863	1,427
Operating expenses:
Selling	4,597	5,813
General and administrative	4,533	6,235
Gain on sale of assets, net	(208)	(445)
	8,922	11,603
Operating income (loss)	1,941	(10,176)
Nonoperating (income) expense:
Interest expense	1,028	842
Investment income	(294)	(474)
Other income, net	(120)	(95)
	614	273
Income (loss) before income taxes	1,327	(10,449)
Income taxes (credit)	-	(1)
Net income (loss)	1,327	(10,448)

Earnings (loss) per share - Basic & Diluted	$.08	$(.67)

Number of common shares used in the computation of earnings (loss) per share:
Basic	15,749	15,700
Diluted	15,758	15,700

Cash dividends declared per common share	$-	$.03

See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,327	$(10,448)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,377	1,506
Provision for doubtful receivables, net of recoveries	5	30
Net realized and unrealized losses on derivatives	(22)	(4)
Gains on sale of properties and other assets, net	(208)	(445)
Increase in cash surrender value of life insurance policies	132	(301)
Other	(658)	599
Changes in certain assets and liabilities:
Trade receivables	(28,059)	(11,449)
Inventories	(2,987)	(2,676)
Prepaid expenses and other	1,100	1,500
Accounts payable, trade	16,131	18,064
Income taxes - accrued and refundable	(25)	6,646
Accrued expenses and other liabilities	(4,557)	1,096
Net cash provided by (used in) operating activities	(16,444)	4,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of properties and other assets	240	746
Investments in life insurance policies	(1,727)	(1,776)
Purchases of property and equipment	(552)	(391)
Other	271	330
Net cash used in investing activities	(1,768)	(1,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	13,801	3,866
Payments of short-term borrowings	(567)	(5,373)
Proceeds from borrowings on cash value of life insurance policies	10,000	-
Payments of borrowings on cash value of life insurance policies	(4,000)	-
Payments of long-term debt	(38)	(77)
Issuance of common shares under stock incentive plans	35	46
Cash dividends paid	-	(471)
Net cash provided by (used in) financing activities	19,231	(2,009)

Increase in cash and cash equivalents	1,019	1,018
CASH AND CASH EQUIVALENTS:
Beginning of period	1,549	2,651
End of period	$2,568	$3,669

Supplemental disclosures of cash flow information:
Operating cash received during the quarter related to insurance settlement	$600,000	$-

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the Company as of March 31, 2008, and the results of its operations and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.

Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.

The Company adopted the provisions of SFAS No. 157 related to its financial assets and liabilities in the first quarter of 2008, which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Assets or liabilities that have recurring measurements are shown below as of March 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in
		Active Markets	Significant	Significant
		For Identical	Other Observable	Unobservable
		Assets	Inputs	Inputs
	Total as of
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Cash	$2,568	$2,568	$-	$-

Interest Rate Swap (1)	(70)	-	(70)	-

Net	$2,498	$2,568	$(70)	$-

(1) Included in other long-term liabilities on consolidated balance sheet.

Index

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

The table below presents information about segments, used by the chief operating decision maker of the Company for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2008	2007
Net sales
Recreational vehicles	$90,479	$104,152
Housing	30,839	26,092
Consolidated total	$121,318	$130,244

Gross profit
Recreational vehicles	$5,192	$(866)
Housing	5,671	2,293
Consolidated total	$10,863	$1,427

Operating expenses
Recreational vehicles	$6,284	$7,072
Housing	4,291	5,022
Other reconciling items	(1,653)	(491)
Consolidated total	$8,922	$11,603

Operating income (loss)
Recreational vehicles	$(1,092)	$(7,938)
Housing	1,380	(2,729)
Other reconciling items	1,653	491
Consolidated total	$1,941	$(10,176)

Pre-tax income (loss)
Recreational vehicles	$(1,057)	$(8,044)
Housing	1,358	(2,677)
Other reconciling items	1,026	272
Consolidated total	$1,327	$(10,449)

	March 31,	December 31,
	2008	2007
Total assets
Recreational vehicles	$99,754	$86,816
Housing	70,288	54,601
Other reconciling items	63,052	66,251
Consolidated total	$233,094	$207,668

Index

3.    INVENTORIES.

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Raw materials
Recreational vehicles	$14,606	$11,789
Housing	6,355	5,989
Consolidated total	20,961	17,778

Work in process
Recreational vehicles	13,514	12,913
Housing	4,211	2,941
Consolidated total	17,725	15,854

Improved lots
Housing	670	645
Consolidated total	670	645

Finished goods
Recreational vehicles	29,714	34,038
Housing	13,185	10,953
Consolidated total	42,899	44,991

Consolidated total	$82,255	$79,268

4.    PROPERTY, PLANT AND EQUIPMENT.

Property, plant and equipment consist of the following (in thousands):

	March 31, 2008	December 31, 2007

Land and improvements	$10,823	$11,452
Buildings and improvements	53,745	59,765
Machinery and equipment	24,537	24,429
Transportation equipment	13,957	14,654
Office furniture and fixtures	17,193	17,274

Total	120,255	127,574
Less, accumulated depreciation	73,024	74,642

Property, plant and equipment, net	$47,231	$52,932

At March 31, 2008, the Company had $5.0 million classified in assets held for sale.  These assets were available and listed for sale during the first quarter of 2008.  Housing Segment property and buildings accounted for the majority of these assets, including the former manufacturing facility in Zanesville, Ohio that was consolidated into a larger Indiana manufacturing plant, plus a warehouse and office building in Decatur, Indiana.  In addition, with the relocation of the corporate offices to Middlebury, Indiana, the former corporate office building and land in Elkhart, Indiana are also held for sale.

Index

5.    ACCRUED EXPENSES AND OTHER LIABILITIES.

Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2008	December 31, 2007

Wages, salaries, bonuses and commissions	$2,585	$2,432
Dealer incentives, including volume bonuses, dealer trips, interest reimbursement, co-op advertising and other rebates	1,174	1,577
Warranty	7,277	8,123
Insurance-products and general liability, workers compensation, group health and other	7,074	8,519
Customer deposits and unearned revenues	2,856	4,208
Litigation	825	930
Interest	720	751
Sales and property taxes	1,964	1,837
Deferred gain on sale of real estate	1,145	1,145
Other current liabilities	3,058	3,713

Total	$28,678	$33,235

Changes in the Company's warranty liability during the three-month periods ended March 31 were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007

Balance of accrued warranty at beginning of period	$8,123	$11,099
Warranties issued during the period and changes in liability for pre-existing warranties	2,976	5,363
Settlements made during the period	(3,822)	(6,330)

Balance of accrued warranty at March 31	$7,277	$10,132

The decrease in the warranty accrual for 2008 was primarily the result of improvements in quality and lower sales levels.

6.    COMPREHENSIVE INCOME (LOSS).

The changes in the components of comprehensive income (loss) for the three months ended March 31 are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007

Net income (loss)	$1,327	$(10,448)
Unrealized losses on cash flow hedges, net of taxes	(22)	(4)

Comprehensive income (loss)	$1,305	$(10,452)

As of March 31, 2008 and 2007, the accumulated other comprehensive loss, net of tax, relating to deferred losses on cash flow hedges was ($70,000) and ($14,000), respectively.

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

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income (loss) available to common stockholders	$1,327	$(10,448)
Denominator:
Number of shares outstanding, end of period:
Weighted average number of common shares used in basic EPS	15,749	15,700
Effect of dilutive securities	9	-
Weighted average number of common shares used in diluted EPS	15,758	15,700

For the quarter ended March 31, 2008, 132,850 shares of outstanding stock options were not included in the computation of diluted earnings per share because their exercise price was greater than the average market prices for the respective periods and their inclusion would have been antidilutive. As the Company reported a net loss for the quarter ended March 31, 2007, the dilutive effect of stock options and awards did not enter into the computation of diluted earnings per share because their inclusion would have been antidilutive.

8.    INCOME TAXES.

The Company accounts for income taxes based upon Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company continues to carry a full valuation allowance on all of its deferred tax assets.

As of the beginning of fiscal year 2008, the Company had unrecognized tax benefits of $2.4 million including interest and penalties. There has been no significant change in the unrecognized tax benefits through March 31, 2008. If recognized, the effective tax rate would be affected by approximately $1.6 million of the unrecognized tax benefits.

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

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004.

Due to the Company’s cumulative losses in recent years, net operating loss carryforwards were utilized to offset current taxable income essentially reducing the effective tax rate to zero for the first quarter of 2008. In the first quarter of 2007, a valuation allowance of $4.5 million was recognized to offset potential net operating loss tax benefits associated with the losses from the quarter, also essentially reduced the effective tax rate to zero for the first quarter of 2007.

Index

9.    COMMITMENTS AND CONTINGENCIES.

Obligation to Purchase Consigned Inventories

The Company obtains vehicle chassis for its recreational vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until assigned to a unit in the production process. At that point, the Company is obligated to purchase the chassis and it is recorded as inventory. At March 31, 2008 and December 31, 2007, chassis inventory, accounted for as consigned inventory, approximated $13.7 million and $10.2 million, respectively.

Repurchase Agreements

The Company was contingently liable at March 31, 2008 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. Products repurchased from dealers under these agreements are accounted for as a reduction in revenue and cost of sales at the time of repurchase. Although the estimated contingent liability approximates $183.3 million at March 31, 2008 ($176.0 million at December 31, 2007), the risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. Based on losses previously experienced under these obligations, the Company has established a reserve for estimated losses under repurchase agreements. At both March 31, 2008 and December 31, 2007, $0.7 million was recorded as an accrual for estimated losses under repurchase agreements.

The Company was also contingently liable at March 31, 2008 to a financial institution on repurchase agreements in connection with financing provided by the institution to certain of the Company's independent home builders in connection with their purchase of the Company's housing products. This agreement provides for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a builder's default. Products repurchased from builders under this agreement are accounted for as a reduction in revenue and cost of sales at the time of repurchase. Although the estimated contingent liability approximates $10.2 million at March 31, 2008 ($14.6 million at December 31, 2007), the risk of loss resulting from these agreements is spread over the Company's numerous builders and is further reduced by the resale value of the products repurchased. The Company has evaluated the potential for losses under this agreement and has recorded an accrual of $0.1 million as of March 31, 2008 and $0.2 million at December 31, 2007 for estimated losses under the repurchase agreement.

Corporate Guarantees

The Company was contingently liable under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $6.0 million at March 31, 2008 and $2.6 million at December 31, 2007. The Company has an agreement with a financial institution to form a private-label financing program to provide wholesale inventory financing to the Company's dealers in the Recreational Vehicle Segment. The agreement provides for a preferred program that provides financing that is subject to the standard repurchase agreement described above. In addition, the agreement provides for a reserve pool whereby the financial institution makes available an aggregate line of credit not to exceed $40 million that will provide financing for dealers that may not otherwise qualify for credit approval under the preferred program. No dealer being provided financing from the reserve pool can receive an aggregate line of credit exceeding $5 million. In addition to the standard repurchase agreement described above, at March 31, 2008 the Company was contingently liable to the financial institutions up to a maximum of $2.0 million of aggregate losses, as defined by the agreement, incurred by the financial institutions on designated dealers with higher credit risks that are accepted into the reserve pool financing program. The Company has recorded a loss reserve of $0.1 million at March 31, 2008 and December 31, 2007 associated with these guarantees.

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

Index

9.    COMMITMENTS AND CONTINGENCIES, continued.

Financing Obligation

During the second quarter of 2004, the Company entered into an agreement to provide financing of up to $4.9 million to a developer for the construction of a hotel for which the Company was to provide modular units. As of March 31, 2008, the Company provided $2.3 million in financing to the developer under this arrangement. No funding has been provided since December 2005. The loans are collateralized by a first priority interest in all tangible and intangible property of the borrower. The developer was unable to obtain a building permit, so the Company is pursuing its legal remedies through litigation to recoup the financing extended to date. During the fourth quarter of 2006, the Company obtained title to the real estate that was partial collateral for this Note. In the event the sale of the property does not generate proceeds sufficient to cover the financing previously provided, the Company will continue pursuing its legal remedies to recover any shortfall. As of March 31, 2008, the Company has reserved an amount for which Management believes the Company may not recover, however, there is a potential for exposure in excess of the amount reserved.

Litigation

On November 21, 2006 the Company received a summons from the Internal Revenue Service which required the Company to produce various documents relating to its research and development claims filed with the Internal Revenue Service for the tax years 1999 through 2004. On March 6, 2007 the Company received an additional summons from the Internal Revenue Service related to this matter regarding tax years 1984 through 1988.

The Company was named as a defendant in McGuire v. Gulf Stream Coach, Inc., which was filed as a class action on April 9, 2007 in the United States District Court for the Eastern District of Louisiana. The factual basis alleged is that the plaintiffs were exposed to formaldehyde in FEMA travel trailers, which exposure constitutes a manifest injury requiring medical monitoring to thwart development of disease. Plaintiffs sought the following relief: class certification, which was denied; payment into a court-supervised medical monitoring fund; removal of all formaldehyde-existing materials from all trailers and modification to provide adequate ventilation; repair and testing to prevent further exposure; attorneys' fees and costs; and other appropriate relief. Company filed a motion to dismiss on the basis that none of named plaintiffs received a Coachmen trailer. The case and motion are currently pending before the U.S. Judicial Panel on Multidistrict Litigation. Other litigation has also been filed, in which the Company may become a party.

During the first quarter of 2008, as a result of the favorable settlement of two lawsuits involving insurance recoveries, the Company recorded income of approximately $1.0 million, which was classified in general and administrative expenses on the consolidated statement of operations.

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

10.  STOCK-BASED COMPENSATION.

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

Stock options generally vest over a four-year service period. The Company has not granted any stock option awards since 2003. Compensation expense related to the Company's Employee Stock Purchase Plan was not significant for the first quarter of 2008.

On January 4, 2008, the Company granted Restricted Stock Awards to certain key employees as a means of retaining and rewarding them for performance and to increase their ownership in the Company. The awards are governed by the Company’s 2000 Omnibus Stock Plan. Participants will earn the restricted shares awarded to them based on attainment of certain performance goals for the first quarter of 2008 and for the full calendar year 2008. If the Company meets the minimum or maximum target levels of pre-tax profits, the participants will earn corresponding levels of awards. To the extent the Company meets the performance goals for the first quarter and/or the full year, and the participant remains employed by the Company during the vesting period, the earned restricted shares will vest and be delivered to the participants over a three-year vesting period: one-third on January 1, 2009, one-third on January 1, 2010 and one-third on January 1, 2011. A total of 237,375 shares, assuming 100% of the performance goal is achieved, could be granted. At March 31, 2008, the Company determined that the minimum target of the performance goal for the first quarter of 2008 would be achieved; therefore, compensation expense in the amount of $0.1 million was recorded related to this plan for the quarter ended March 31, 2008. As of March 31, 2008, the Company determined that it is not yet probable that the performance conditions associated with the restricted stock grants for the full calendar year 2008 will be achieved.

Index

Coachmen Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors, which have affected the Company’s financial condition, results of operations and cash flows during the periods included in the accompanying consolidated financial statements.

A summary of the changes in the principal items included in the consolidated statements of operations is shown below (dollar amounts in thousands).

	Three Months		Three Months		Percentage Change
	Ended	Percentage	Ended	Percentage	2008
	March 31,	of	March 31,	of	to
	2008	Net Sales	2007	Net Sales	2007
Net sales:
Recreational vehicles	$90,479	74.6%	$104,152	80.0%	(13.1)%
Housing	30,839	25.4	26,092	20.0	18.2
Consolidated total	121,318	100.0	130,244	100.0	(6.9)

Gross profit:
Recreational vehicles	5,192	4.3	(866)	(0.7)	699.5
Housing	5,671	4.7	2,293	1.8	147.3
Consolidated total	10,863	9.0	1,427	1.1	661.2

Operating expenses:
Selling	4,597	3.8	5,813	4.4	(20.9)
General and administrative	4,533	3.7	6,235	4.8	(27.3)
Gain on sale of assets, net	(208)	(0.1)	(445)	(0.3)	53.3
Consolidated total	8,922	7.4	11,603	8.9	(23.1)

Nonoperating expense	614	0.5	273	0.2	124.9

Income (loss) before income taxes	1,327	1.1	(10,449)	(8.0)	112.7

Income taxes (credit)	-	-	(1)	-	100.0

Net income (loss)	$1,327	1.1%	$(10,448)	(8.0)%	112.7%

n/m - not meaningful

The following table presents key items impacting the results of operations for the periods presented (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007

Gain on sale of assets	$(208)	$(445)

Legal/Insurance expense recoveries	$(950)	$-

Index

NET SALES

Consolidated net sales from continuing operations for the quarter ended March 31, 2008 were $121.3 million, a decrease of $8.9 million, or 6.9%, from the $130.2 million reported for the corresponding quarter last year. The Company’s Recreational Vehicle Segment experienced a net sales decrease of 13.1% compared to the prior year’s first quarter as a result of the weakness in the RV industry which continued in the first quarter. Through March, industry wholesale shipments of all types of RV’s declined 11.8%, following a 9.5% decline in full year 2007. For the quarter, RV Segment wholesale unit shipments of all product types decreased by 22.4% to 3,067 units. Shipments of motorized products fell 13.7% to 848 units. Shipments of non-motorized products decreased by 25.3% to 2,219 units. The RV Segment did have several sales successes, as first quarter 2008 unit shipments of fifth wheel trailers increased by over 57% and Class C motorhome shipments were up over 14% compared to the first quarter of 2007.

The Company’s Housing Segment experienced a net sales increase for the quarter ended March 31, 2008 of 18.2%, from $26.1 million during the first quarter of 2007 to $30.8 million for the first quarter of 2008, due mainly to the impact of major project revenues offsetting the weakness in traditional single-family housing markets. The Company’s All American Building Systems (AABS) commercial business unit began deliveries for the military housing project at Fort Carson in Colorado contributing to the net sales increase during the quarter.

The national housing market continues to decline as evidenced by U.S. Census Bureau data showing single-family housing starts declining 39.0% year to date in the first quarter of 2008, following a full year 2007 decline of 28.6%. The Housing Segment continues its efforts to grow its traditional business by enhancing the design and marketing of single-family homes, with exciting new products including the introduction of the products available in the Green Catalog, recognizing the increasing need for energy efficiency and the use of sustainable materials in the construction of new homes. In addition, the Company recently announced an agreement with Solar Village to market a line of solar energy powered homes. The Housing Segment continues to aggressively pursue major project opportunities in the multi-family residential, military housing and commercial markets.

COST OF SALES

Cost of sales decreased 14.3%, or $18.4 million, for the three months ended March 31, 2008. As a percentage of net sales, cost of sales was 91.0% for the three-month period ended March 31, 2008 compared to 98.9% for the three months ended March 31, 2007. Cost of sales decreased more than net sales declined, increasing corresponding gross profit to $10.9 million or 9.0% for the three-month period ended March 31, 2008 compared to $1.4 million or 1.1% for the three months ended March 31, 2007. Improvement in gross profit is the result of action plans implemented by management during 2007, including the strategic sourcing project reducing material costs, continued product quality initiatives reducing warranty expenses, and consolidating manufacturing facilities in order to reduce expenses and improve profitability through improved capacity utilization of fewer facilities. In late 2007, the RV Segment consolidated Class A production into a single facility, relocated a paint facility in Elkhart, Indiana to the main complex in Middlebury, Indiana, and consolidated two towable assembly plants into a single facility, while the Housing Segment consolidated its All American Homes production facility located in Zanesville, Ohio with its larger facility located in Decatur, Indiana.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include selling, general and administrative expenses, were 7.5% and 9.2% for the three-month periods ended March 31, 2008 and 2007, respectively. Selling expenses were 3.8% of net sales for the 2008 quarter compared to 4.4% of net sales for the three-month period ended March 31, 2007. The $1.2 million reduction in selling expenses for the three-month period of 2008 versus 2007 was primarily due to reduced payroll related costs and lower sales promotion expenses as a result of planned cut backs and the overall lower revenues. General and administrative expenses were 3.7% of net sales for the 2008 quarter compared to 4.8% for the 2007 corresponding quarter. The decrease of $1.7 million in general and administrative expenses for the three-month period of 2008 versus 2007 was primarily the result of legal settlements and insurance recoveries of $1.0 million, and other various expense reductions including professional services and payroll related expenses.

GAIN ON THE SALE OF ASSETS, NET

For the three months ended March 31, 2008, the gain on the sale of assets was $0.2 million, as compared to $0.4 million in the same quarter of 2007. The gain on sale of assets recognized in the first quarter of 2008 primarily resulted from the sale of excess transportation equipment. During the first quarter of 2007, the Company completed the sale of two parcels of the former Georgie Boy Manufacturing complex for approximately $0.6 million, resulting in a pre-tax gain of approximately $0.3 million. Also during the first quarter of 2007, the Company completed the sale of vacant farmland in Middlebury, Indiana for cash of approximately $0.1 million, resulting in a pre-tax gain of approximately $0.1 million.

Index

INTEREST EXPENSE

Interest expense was $1.0 million and $0.8 million for the three-month periods ended March 31, 2008 and 2007, respectively. Interest expense increased due to higher borrowings during the quarter, offset partly by the lower applicable interest rates.

INVESTMENT INCOME

There was a net investment income of $0.3 million for the quarter ended March 31, 2008 compared to $0.5 million in the same quarter of 2007. Investment income is principally attributable to earnings of the life insurance policies held.

OTHER INCOME, NET

Other income, net, represents income of $0.1 million for both the first quarter of 2008 and the first quarter 2007.

PRE-TAX INCOME (LOSS)

Pre-tax income for the first quarter of 2008 was $1.3 million compared with a pre-tax loss of $10.4 million in the first quarter of 2007. The Company's RV Segment generated a pre-tax loss of $1.1 million, or 1.2% of recreational vehicle net sales in the first quarter of 2008, compared with a pre-tax loss of $8.0 million, or 7.7% of the RV Segment's net sales in the first quarter of 2007. The Housing Segment recorded a pre-tax income of $1.4 million in the first quarter of 2008 or 4.4% of segment net sales compared with a pre-tax loss of $2.7 million in the first quarter of 2007 or 10.3% of segment net sales (see Note 2 of Notes to Consolidated Financial Statements).

INCOME TAXES

Due to the Company’s cumulative losses in recent years, net operating loss carryforwards were utilized to offset current taxable income essentially reducing the effective tax rate to zero for the first quarter of 2008. In the first quarter of 2007, a valuation allowance of $4.5 million was recognized to offset potential net operating loss tax benefits associated with the losses from the quarter, also essentially reduced the effective tax rate to zero for the first quarter of 2007 (see Note 8 of Notes to Consolidated Financial Statements).

NET INCOME (LOSS)

Net income for the quarter ended March 31, 2008 was $1.3 million (income of $0.08 per diluted share) compared to a net loss for the quarter ended March 31, 2007 of $10.4 million (a loss of $0.67 per diluted share).

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company generally relies on funds from operations as its primary source of working capital and liquidity. In addition, the Company maintains a $55.0 million secured line of credit to meet its seasonal working capital needs. At March 31, 2008 there was $33.9 million in outstanding borrowings, while at March 31, 2007 there was $7.6 million. As of March 31, 2008 and December 31, 2007, respectively, $23.7 million and $17.6 million had been borrowed against the cash surrender value of Company-owned life insurance contracts. As of March 31, 2008, the cash surrender value of life insurance is approximately $53.2 million, with $23.7 million borrowed, resulting in a cash surrender value net of loans of $29.5 million. As of March 31, 2008, the Company had capacity to borrow an additional maximum amount of $26.9 million against the net cash surrender value.

At March 31, 2008, working capital increased to $36.6 million from $25.3 million at December 31, 2007. The $36.0 million increase in current assets at March 31, 2008 versus December 31, 2007 was primarily due to the increase in accounts receivable of $26.7 million, assets held for sale of $5.0 million and inventory of $3.0 million. The $24.8 million increase in current liabilities at March 31, 2008 versus December 31, 2007 was primarily due to an increase in accounts payable of $16.1 million, an increase in short-term borrowings of $13.8 million, offset by decreases in accrued expenses and other liabilities of $4.6 million.

Management believes that the Company’s existing cash and cash equivalents as of March 31, 2008, together with its available revolving credit facility and cash expected to be generated from future operations, will be sufficient to fund future planned capital expenditures and other operating cash requirements for the foreseeable future.

Index

CRITICAL ACCOUNTING POLICIES

The preparation of the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company's estimates. However, actual results may differ from these estimates under different assumptions or conditions. A summary of the Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company’s 10-K Report for the year ended December 31, 2007. During the first three months of fiscal 2008, there was no material change in the accounting policies and assumptions previously disclosed.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The adoption of this statement did not have a material effect on the Company's financial statements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), Business Combinations, (SFAS No. 141R). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company believes that the adoption of SFAS 141 (revised 2007) could have an impact on the accounting for any future acquisition, if one were to occur.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (SFAS No. 160). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. During the first three months of 2008, the Company has utilized its revolving credit facility to meet short-term working capital needs. The Company had $33.9 million outstanding against the revolving credit facility on March 31, 2008. The Company had $7.6 million outstanding against the revolving credit facility on March 31, 2007.

At March 31, 2008, the Company had one interest rate swap agreement with a notional amount of $2.4 million that was used to convert the variable interest rates on an industrial development revenue bond to a fixed rate. In accordance with the terms of the swap agreement, the Company pays a 3.71% interest rate, and receives the Bond Market Association Index (BMA), calculated on the notional amount, with net receipts or payments being recognized as adjustments to interest expense. This swap agreement, is designated as a cash flow hedge for accounting purposes and effectively converts a portion of the Company's variable-rate borrowing to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. The fair value of the Company's interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreements. A cumulative loss of approximately $22,000, net of taxes, attributable to changes in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive income (loss) for the quarter ended March 31, 2008. If in the future the interest rate swap agreements were determined to be ineffective or were terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive income (loss).

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

There have been no changes during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 6. Exhibits

See Index to Exhibits incorporated by reference herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COACHMEN INDUSTRIES, INC.
(Registrant)

Date: April 30, 2008	By:	/s/ Richard M. Lavers
Richard M. Lavers, Chief Executive Officer

Date: April 30, 2008	By:	/s/ Colleen A. Zuhl
Colleen A. Zuhl, Chief Financial Officer

Date: April 30, 2008	By:	/s/ Stephen L. Patterson
Stephen L. Patterson, Corporate Controller

Index

INDEX TO EXHIBITS

Number Assigned In Regulation S-K, Item 601	Description of Exhibit

(3)(a)(i)	Articles of Incorporation of the Company as amended on May 30, 1995 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

(3)(a)(ii)	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4.2 to the Company's Form S-3 Registration Statement, File No. 333-14579).

(3)(b)	By-Laws as modified through August 22, 2007.

(10)(a)	Entry into a Material Definitive Contract for production of Modular Units for Ft. Carson (incorporated by reference to the Company’s Form 8-K filed January 25, 2008).

(10)(b)	2008 Annual Executive Incentive Compensation Plan (incorporated by reference to the Company’s Form 8-K filed February 11, 2008).

(10)(c)	Entry into a Material Definitive Agreement with ARBOC Mobility, LLC to produce ADA compliant low floor accessible buses.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.