Form 10-Q
period 2008-06-30
COACHMEN INDUSTRIES INC
filed 2008-07-24
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of Common Stock, without par value, outstanding as of the close of business on June 30, 2008:  15,873,722

Index

 Coachmen Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2008	2007
Assets	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,279	$1,549
Trade receivables, less allowance for doubtful receivables 2008 - $849 and 2007 - $744	23,943	9,122
Other receivables	6,044	3,819
Refundable income taxes	1,556	1,628
Inventories	80,983	79,268
Prepaid expenses and other	1,752	3,804
Assets held for sale	5,021	-
Total current assets	121,578	99,190

Property, plant and equipment, net	46,055	52,932
Goodwill	12,993	12,993
Cash value of life insurance, net of loans	26,469	33,936
Other	7,903	8,617
TOTAL ASSETS	$214,998	$207,668

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Short-term borrowings	$32,392	$20,073
Accounts payable, trade	19,356	15,042
Accrued income taxes	497	536
Accrued expenses and other liabilities	26,900	33,235
Floorplan notes payable	3,390	4,116
Current maturities of long-term debt	819	852
Total current liabilities	83,354	73,854

Long-term debt	2,975	3,010
Deferred income taxes	1,990	1,990
Postretirement deferred compensation benefits	6,832	7,632
Other	49	49
Total liabilities	95,200	86,535

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY
Common shares, without par value: authorized 60,000 shares; issued 2008 - 21,200 shares and 2007 - 21,180 shares	92,629	92,552
Additional paid-in capital	7,643	7,856
Accumulated other comprehensive loss	(44)	(48)
Retained earnings	78,291	79,927
Treasury shares, at cost, 2008 - 5,327 shares and 2007 - 5,402 shares	(58,721)	(59,154)
Total shareholders' equity	119,798	121,133

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$214,998	$207,668

See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$96,708	$149,763	$218,026	$280,006
Cost of sales	89,832	143,769	200,287	272,586
Gross profit	6,876	5,994	17,739	7,420
Operating expenses:
Selling	4,821	5,939	9,418	11,752
General and administrative	4,379	6,976	8,912	13,210
Gain on sale of assets, net	(39)	(22)	(247)	(467)
Goodwill impairment charge	-	3,872	-	3,872
	9,161	16,765	18,083	28,367
Operating loss	(2,285)	(10,771)	(344)	(20,947)
Nonoperating (income) expense:
Interest expense	1,110	944	2,138	1,787
Investment income	(260)	(479)	(554)	(953)
Other income, net	(172)	(119)	(292)	(215)
	678	346	1,292	619
Loss before income taxes	(2,963)	(11,117)	(1,636)	(21,566)
Income tax credit	-	(994)	-	(995)
Net loss	$(2,963)	$(10,123)	$(1,636)	$(20,571)

Loss per share - Basic & Diluted	$(.18)	$(.64)	$(.10)	$(1.31)

Number of common shares used in the computation of loss per share:
Basic	15,774	15,726	15,762	15,722
Diluted	15,774	15,726	15,762	15,722

Cash dividends declared per common share	$-	$.03	$-	$.06

See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)
	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,636)	$(20,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,688	3,011
Provision for doubtful receivables, net of recoveries	234	314
Net realized and unrealized gains on derivatives	4	9
Goodwill impairment charge	-	3,872
Gains on sale of properties and other assets, net	(247)	(467)
Increase in cash surrender value of life insurance policies	(544)	(1,120)
Deferred income tax provision (benefit)	-	(1,659)
Other	(580)	1,337
Changes in certain assets and liabilities:
Trade receivables	(16,870)	(13,336)
Inventories	(1,715)	8,640
Prepaid expenses and other	2,052	1,944
Accounts payable, trade	4,314	14,295
Income taxes - accrued and refundable	33	7,599
Accrued expenses and other liabilities	(6,335)	(4,600)
Net cash used in operating activities	(18,602)	(732)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of properties and other assets	630	808
Investments in life insurance policies	(1,989)	(1,509)
Purchases of property and equipment	(1,036)	(1,702)
Other	125	387
Net cash used in investing activities	(2,270)	(2,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	16,813	10,659
Payments of short-term borrowings	(5,220)	(6,272)
Payments of long-term debt	(68)	(164)
Proceeds from borrowings on cash value of life insurance policies	19,000	-
Payments of borrowings on cash value of life insurance policies	(9,000)	-
Issuance of common shares under stock incentive plans	77	88
Cash dividends paid	-	(944)
Purchases of common shares for treasury	-	(15)
Net cash provided by financing activities	21,602	3,352

Increase in cash and cash equivalents	730	604

CASH AND CASH EQUIVALENTS:
Beginning of period	1,549	2,651
End of period	$2,279	$3,255

Supplemental disclosures of cash flow information:
Operating cash received during the period related to insurance settlement	$600,000	$-

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the Company as of June 30, 2008, and the results of its operations and cash flows for the interim periods presented. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.

Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007.

The Company adopted the provisions of SFAS No. 157 related to its financial assets and liabilities in the first quarter of 2008, which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Assets or liabilities that have recurring fair value measurements are shown below as of June 30, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in
		Active Markets	Significant	Significant
		For Identical	Other Observable	Unobservable
		Assets	Inputs	Inputs
	Total as of
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Cash	$2,279	$2,279	$-	$-

Interest Rate Swap (1)	(44)	-	(44)	-

Net	$2,235	$2,279	$(44)	$-

(1) Included in other long-term liabilities on consolidated balance sheet.

Index

2.	SEGMENT INFORMATION.

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

The table below presents information about segments, used by the chief operating decision maker of the Company for the three and six-month periods ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales
Recreational vehicles	$58,781	$111,227	$149,260	$215,379
Housing	37,927	38,536	68,766	64,627
Consolidated total	$96,708	$149,763	$218,026	$280,006

Gross profit
Recreational vehicles	$(251)	$(69)	$4,942	$(935)
Housing	7,127	6,063	12,798	8,356
Other reconciling items	-	-	(1)	(1)
Consolidated total	$6,876	$5,994	$17,739	$7,420

Operating expenses
Recreational vehicles	$6,738	$12,181	$13,023	$19,253
Housing	4,027	5,016	8,317	10,037
Other reconciling items	(1,604)	(432)	(3,257)	(923)
Consolidated total	$9,161	$16,765	$18,083	$28,367

Operating income (loss)
Recreational vehicles	$(6,989)	$(12,250)	$(8,082)	$(20,188)
Housing	3,100	1,047	4,481	(1,681)
Other reconciling items	1,604	432	3,257	922
Consolidated total	$(2,285)	$(10,771)	$(344)	$(20,947)

Pre-tax income (loss)
Recreational vehicles	$(6,868)	$(12,270)	$(7,924)	$(20,315)
Housing	3,051	1,096	4,409	(1,581)
Other reconciling items	854	57	1,879	330
Consolidated total	$(2,963)	$(11,117)	$(1,636)	$(21,566)

	June 30,	December 31,
	2008	2007
Total assets
Recreational vehicles	$91,320	$86,816
Housing	63,844	54,601
Other reconciling items	59,834	66,251
Consolidated total	$214,998	$207,668

Index

3.	INVENTORIES.

Inventories consist of the following (in thousands):
	June 30,	December 31,
	2008	2007
Raw materials
Recreational vehicles	$14,967	$11,789
Housing	5,757	5,989
Consolidated total	20,724	17,778

Work in process
Recreational vehicles	8,516	12,913
Housing	5,172	2,941
Consolidated total	13,688	15,854

Improved lots
Housing	670	645
Consolidated total	670	645

Finished goods
Recreational vehicles	35,534	34,038
Housing	10,367	10,953
Consolidated total	45,901	44,991

Consolidated total	$80,983	$79,268

4.	LONG-TERM ASSETS

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):
	June 30, 2008	December 31, 2007

Land and improvements	$10,848	$11,452
Buildings and improvements	53,117	59,765
Machinery and equipment	24,323	24,429
Transportation equipment	13,499	14,654
Office furniture and fixtures	17,233	17,274

Total	119,020	127,574
Less, accumulated depreciation	72,965	74,642

Property, plant and equipment, net	$46,055	$52,932

At June 30, 2008, the Company had $5.0 million classified in assets held for sale. These assets were available and listed for sale during the first and second quarters of 2008. Housing Segment property and buildings accounted for the majority of these assets, including the former manufacturing facility in Zanesville, Ohio that was consolidated into a larger Indiana manufacturing plant, plus a warehouse and office building in Decatur, Indiana. In addition, with the relocation of the corporate offices to Middlebury, Indiana, the former corporate office building and land in Elkhart, Indiana are also held for sale.

Index

4.	LONG-TERM ASSETS, continued.

Notes Receivable – Variable Interest Entities

The Company has a note receivable of $2.5 million due from Miller Building Systems, Inc. resulting from the sale of its interest in the capital stock of Miller Building Systems, Inc. for $11.5 million, consisting of cash of $9.0 million and a $2.5 million secured note on March 31, 2006. The note, $2.4 million of which is included in other long-term assets and $0.1 million in other receivables on the Consolidated Balance Sheet, is to be repaid over 5 years and bears interest at the 1 year LIBOR rate plus 2.75% per annum with quarterly interest payments beginning September 30, 2006. Principal payments of $125,000 per quarter commence on June 30, 2009 and continue through the maturity date of March 31, 2011. In October 2007, a subsequent agreement with Miller Building Systems waived the interest on the secured $2.5 million note for two years; hence no interest will be earned from March 31, 2007 to March 31, 2009.

In December 2007, the Company entered into an agreement to produce ADA compliant low floor accessible buses for ARBOC Mobility LLC., a marketer of specialized transit and shuttle buses designed for users with mobility challenges.  This bus incorporates patent pending technologies provided by ARBOC Mobility. In connection with the agreement with ARBOC Mobility LLC, the Company agreed to finance up to $1.0 million of start up costs. As of June 30, 2008, the Company also has a note receivable of $0.9 million due from ARBOC Mobility LLC. The note is on a month-by-month basis and bears interest at the rate of 1% per month on the principal balance. The note is included in other receivables on the Consolidated Balance Sheet.

5.	ACCRUED EXPENSES AND OTHER LIABILITIES.

Accrued expenses and other liabilities consist of the following (in thousands):
	June 30, 2008	December 31, 2007

Wages, salaries, bonuses and commissions	$2,456	$2,432
Dealer incentives, including volume bonuses, dealer trips, interest reimbursement, co-op advertising and other rebates	759	1,577
Warranty	6,511	8,123
Insurance-products and general liability, workers compensation, group health and other	6,103	8,519
Customer deposits and unearned revenues	3,766	4,208
Litigation	385	930
Interest	745	751
Sales and property taxes	1,734	1,837
Deferred gain on sale of real estate	814	1,145
Other current liabilities	3,627	3,713

Total	$26,900	$33,235

Changes in the Company's warranty liability during the three and six-month periods ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Balance of accrued warranty at beginning of period	$7,277	$10,132	$8,123	$11,099
Warranties issued during the period and changes in liability for pre-existing warranties	2,781	4,747	5,757	10,110
Settlements made during the period	(3,547)	(5,113)	(7,369)	(11,443)

Balance of accrued warranty at June 30	$6,511	$9,766	$6,511	$9,766

The decrease in the warranty accrual for 2008 was primarily the result of improvements in quality and lower sales levels.

Index

6.     COMPREHENSIVE INCOME (LOSS).

The changes in the components of comprehensive loss for the three and six-month periods ended June 30 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net loss	$(2,963)	$(10,123)	$(1,636)	$(20,571)
Unrealized gains on cash flow hedges, net of taxes	26	13	4	9

Comprehensive loss	$(2,937)	$(10,110)	$(1,632)	$(20,562)

As of June 30, 2008 and 2007, the accumulated other comprehensive income (loss), net of tax, relating to deferred gains (losses) on cash flow hedges was ($44,000) and ($1,000), respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net loss available to common stockholders	$(2,963)	$(10,123)	$(1,636)	$(20,571)
Denominator:
Number of shares outstanding, end of period:
Weighted average number of common shares used in basic EPS	15,774	15,726	15,762	15,722
Effect of dilutive securities	-	-	-	-
Weighted average number of common shares used in dilutive EPS	15,774	15,726	15,762	15,722

As the Company reported a net loss for the three and six-month periods ended June 30, 2008 and 2007, the dilutive effect of stock options and awards did not enter into the computation of diluted earnings per share because their inclusion would have been antidilutive.

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

As of the beginning of fiscal year 2008, the Company had an unrecognized tax benefit liability of $2.4 million including interest and penalties. There has been no significant change in the amount of the unrecognized tax benefit liability through June 30, 2008.

Index

8.     INCOME TAXES, continued.

The Company is subject to periodic audits by U.S. federal and state taxing authorities. Currently, the Company is undergoing an audit by the Internal Revenue Service for a claim for research and development credits. It is reasonably possible that the amounts recorded as an unrecognized tax benefit liability could change in the next twelve months as a result of the audit.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004.

Due to the Company’s cumulative losses in recent years, a valuation allowance of $0.5 million was recognized to offset potential net operating loss tax benefits associated with losses for the three and six-month periods ended June 30, 2008, essentially reducing the effective tax rate to zero for the respective periods. In 2007, valuation allowances of $2.0 million and $6.5 million were recognized to offset potential net operating loss tax benefits associated with the losses for the three and six-month periods ended June 30, 2007.

9.	COMMITMENTS AND CONTINGENCIES.

Obligation to Purchase Consigned Inventories

The Company obtains vehicle chassis for its recreational vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until assigned to a unit in the production process. At that point, the Company is obligated to purchase the chassis and it is recorded as inventory. At June 30, 2008 and December 31, 2007, chassis inventory, accounted for as consigned inventory, approximated $13.6 million and $14.5 million, respectively.

Repurchase Agreements

The Company was contingently liable at June 30, 2008 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. Products repurchased from dealers under these agreements are accounted for as a reduction in revenue and cost of sales at the time of repurchase. Although the estimated contingent liability approximates $159.3 million at June 30, 2008 ($176.0 million at December 31, 2007), the risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. Based on losses previously experienced under these obligations, the Company has established a reserve for estimated losses under repurchase agreements. At June 30, 2008 and December 31, 2007, $1.2 million and $0.7 million, respectively, were recorded as an accrual for estimated losses under repurchase agreements.

The Company was also contingently liable at June 30, 2008 to a financial institution on repurchase agreements in connection with financing provided by the institution to certain of the Company's independent home builders in connection with their purchase of the Company's housing products. This agreement provides for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a builder's default. Products repurchased from builders under this agreement are accounted for as a reduction in revenue and cost of sales at the time of repurchase. Although the estimated contingent liability approximates $7.9 million at June 30, 2008 ($14.6 million at December 31, 2007), the risk of loss resulting from these agreements is spread over the Company's numerous builders and is further reduced by the resale value of the products repurchased. The Company has evaluated the potential for losses under this agreement and has recorded an accrual of $0.1 million as of June 30, 2008 and $0.2 million at December 31, 2007 for estimated losses under the repurchase agreement.

Index

9.     COMMITMENTS AND CONTINGENCIES, continued.

Corporate Guarantees

The Company was contingently liable under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $5.9 million at June 30, 2008 and $2.6 million at December 31, 2007. The Company has an agreement with a financial institution to form a private-label financing program to provide wholesale inventory financing to the Company's dealers in the Recreational Vehicle Segment. The agreement provides for a preferred program that provides financing that is subject to the standard repurchase agreement described above. In addition, the agreement provides for a reserve pool whereby the financial institution makes available an aggregate line of credit not to exceed $40 million that will provide financing for dealers that may not otherwise qualify for credit approval under the preferred program. No dealer being provided financing from the reserve pool can receive an aggregate line of credit exceeding $5 million. In addition to the standard repurchase agreement described above, at June 30, 2008 the Company was contingently liable to the financial institutions up to a maximum of $2.0 million of aggregate losses, as defined by the agreement, incurred by the financial institutions on designated dealers with higher credit risks that are accepted into the reserve pool financing program. The Company has recorded a loss reserve of $0.1 million at June 30, 2008 and December 31, 2007 associated with these guarantees.

Financing Obligation

During the second quarter of 2004, the Company entered into an agreement to provide financing of up to $4.9 million to a developer for the construction of a hotel for which the Company was to provide modular units. As of June 30, 2008, the Company provided $2.3 million in financing to the developer under this arrangement. The loans are collateralized by a first priority interest in all tangible and intangible property of the borrower. The developer was unable to obtain a building permit, so the Company is pursuing its legal remedies through litigation to recoup the financing extended to date. No additional funding has been or will be provided. During the fourth quarter of 2006, the Company obtained title to the real estate that was partial collateral for this note. In the event the sale of the property does not generate proceeds sufficient to cover the financing previously provided, the Company will continue pursuing its legal remedies to recover any shortfall. The Company has recorded the property at its estimated fair value less costs to sell.

Litigation

The Company has been named as a defendant in a number of lawsuits alleging that the plaintiffs were exposed to levels of formaldehyde in FEMA-supplied trailers manufactured by the Company's subsidiaries (and other manufacturers) and that such exposure entitles plaintiffs to an award, including injunctive relief, a court-supervised medical monitoring fund, removal of formaldehyde-existing materials, repair and testing, compensatory, punitive and other damages, including attorneys’ fees and costs.  Currently, the litigation is proceeding through the class certification process.  It is anticipated that soon all independent filings that have been served on the Company, will be consolidated into a single cause of action in which the issue of class certification will be determined. We do not believe that a liability is probable of occurrence and reasonably estimable with respect to these claims and we have not recorded a provision for these claims in our financial statements.

During the second quarter of 2008, as a result of the favorable settlement of two lawsuits involving insurance recoveries, the Company recorded income of approximately $1.0 million. During the first quarter of 2008, the Company also recorded income of approximately $1.0 million as a result of the favorable settlement of two lawsuits involving insurance recoveries. These favorable settlements are classified as a reduction to general and administrative expenses on the consolidated statement of operations.

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

Index

10.  STOCK-BASED COMPENSATION.

Stock options generally vest over a four-year service period. The Company has not granted any stock option awards since 2003. Compensation expense related to the Company's Employee Stock Purchase Plan was not significant for either the three or six-month periods ended June 30, 2008.  Since the adoption of SFAS 123R, there have been no modifications to outstanding stock-based awards.

On January 4, 2008, the Company granted Restricted Stock Awards to certain key employees as a means of retaining and rewarding them for performance and to increase their ownership in the Company. The awards are governed by the Company’s 2000 Omnibus Stock Plan. Participants will earn the restricted shares awarded to them based on attainment of certain performance goals for the second quarter of 2008 and for the full calendar year 2008. If the Company meets the minimum or maximum target levels of pre-tax profits, the participants will earn corresponding levels of awards. To the extent the Company meets the performance goals for the first quarter and/or the full year, and the participant remains employed by the Company during the vesting period, the earned restricted shares will vest and be delivered to the participants over a three-year vesting period: one-third on January 1, 2009, one-third on January 1, 2010 and one-third on January 1, 2011. A total of 237,375 shares, assuming 100% of the performance goal is achieved, could be granted. At March 31, 2008, the Company determined that the minimum target of the performance goal for the first quarter of 2008 would be achieved; therefore, compensation expense in the amount of $0.1 million was recorded related to this plan for the quarter ended March 31, 2008. As of June 30, 2008, the Company determined that it is not yet probable that the performance conditions associated with the restricted stock grants for the full calendar year 2008 will be achieved; therefore, no additional compensation expense was recorded.

Index

Coachmen Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors, which have affected the Company’s financial condition, results of operations and cash flows during the periods included in the accompanying consolidated financial statements.

A summary of the changes in the principal items included in the consolidated statements of operations is shown below (dollar amounts in thousands):

Three Months Ended
					Percentage Change
		Percentage		Percentage	2008
	June 30,	of	June 30,	of	to
	2008	Net Sales	2007	Net Sales	2007
Net sales:
Recreational vehicles	$58,781	60.8%	$111,227	74.3%	(47.2)%
Housing	37,927	39.2	38,536	25.7	(1.6)
Consolidated total	96,708	100.0	149,763	100.0	(35.4)

Gross profit:
Recreational vehicles	(251)	(0.3)	(69)	-	n/m
Housing	7,127	7.4	6,063	4.0	17.5
Consolidated total	6,876	7.1	5,994	4.0	14.7

Operating expenses:
Selling	4,821	5.0	5,939	4.0	(18.8)
General and administrative	4,379	4.5	6,976	4.6	(37.2)
Gain on sale of assets, net	(39)	-	(22)	-	(77.3)
Goodwill impairment charge	-	-	3,872	2.6	(100.0)
Consolidated total	9,161	9.5	16,765	11.2	(45.4)

Nonoperating expense	678	0.7	346	0.2	96.0

Loss before income taxes	(2,963)	(3.1)	(11,117)	(7.4)	73.3

Income tax credit	-	-	(994)	(0.7)	100.0

Net loss	$(2,963)	(3.1)%	$(10,123)	(6.7)%	70.7%

n/m - not meaningful

Index

Six Months Ended
					Percentage Change
		Percentage		Percentage	2008
	June 30,	of	June 30,	of	to
	2008	Net Sales	2007	Net Sales	2007
Net sales:
Recreational vehicles	$149,260	68.5%	$215,379	76.9%	(30.7)%
Housing	68,766	31.5	64,627	23.1	6.4
Consolidated total	218,026	100.0	280,006	100.0	(22.1)

Gross profit:
Recreational vehicles	4,942	2.2	(935)	(0.3)	n/m
Housing	12,798	5.9	8,356	2.9	53.2
Other	(1)	-	(1)	-	-
Consolidated total	17,739	8.1	7,420	2.6	139.1

Operating expenses:
Selling	9,418	4.3	11,752	4.2	(19.9)
General and administrative	8,912	4.1	13,210	4.7	(32.5)
Gain on sale of assets, net	(247)	(0.1)	(467)	(0.2)	47.1
Goodwill impairment charge	-	-	3,872	1.4	(100.0)
Consolidated total	18,083	8.3	28,367	10.1	(36.3)

Nonoperating expense	1,292	0.6	619	0.2	108.7

Loss before income taxes	(1,636)	(0.8)	(21,566)	(7.7)	92.4

Income tax credit	-	-	(995)	(0.4)	100.0

Net loss	$(1,636)	(0.8)%	$(20,571)	(7.3)%	92.0%

n/m - not meaningful

The following table presents key items impacting the results of operations for the periods presented (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Gain on sale of assets	$(39)	$(22)	$(247)	$(467)

Legal/Insurance expense recoveries	$(987)	$-	$(1,937)	$-

Goodwill impairment charge	$-	$3,872	$-	$3,872

Index

NET SALES

Consolidated net sales for the quarter ended June 30, 2008 were $96.7 million, a decrease of $53.1 million, or 35.4%, from the $149.8 million reported for the corresponding quarter last year. Net sales for the six months ended June 30, 2008 were $218.0 million, representing a decrease of $62.0 million, or 22.1%, reported for the same period of 2007. The Company’s Recreational Vehicle Segment experienced a net sales decrease of 47.2% for the quarter and a decrease of 30.7% for the six-month period, as significant deterioration in the RV market accelerated in the second quarter. Through May 31, 2008 total industry shipments of all types of recreational vehicles declined 13.9% with towables declining 11.3% and motorhomes declining 28.3%. For the quarter, RV Segment wholesale unit shipments of all product types decreased by 36.4% to 2,535 units and decreased 29.4% to 5,602 units for the six-month period. RV Segment wholesale shipments of motorhomes were down 43.0% and towables declined 24.2% during the first six months of 2008 compared to 2007. One bright spot in these challenging market conditions was fifth wheel trailers increasing unit shipments by 4.9% for the second quarter and 28.9% for the six-month period.

The Company’s Housing Segment experienced a net sales decrease for the quarter ended June 30, 2008 of 1.6%, from $38.5 million during the second quarter of 2007 to $37.9 million for the second quarter of 2008. Net sales for the six months ended June 30, 2008 were $68.8 million, representing an increase of $4.2 million, or 6.4%, from net sales of $64.6 million for the same period of 2007. The small decrease in sales during the second quarter and the increase in sales for the six-month period were primarily attributable to the impact of major project revenues offsetting the weakness in traditional single-family housing markets. The Company’s All American Building Systems (AABS) commercial business unit began deliveries for the military housing project at Fort Carson in Colorado early in 2008 and deliveries continued through the second quarter, significantly contributing to net sales volume.

The national housing market continues to decline as evidenced by U.S. Census Bureau data showing single-family housing starts declining 40.1% in the first five months of 2008, following a full year 2007 decline of 28.6%. The Housing Segment continues its efforts to grow its traditional business by enhancing the design and marketing of single-family homes, with exciting new products including the introduction of the products available in the All American Homes Green Catalog, recognizing the increasing need for energy efficiency and the use of sustainable materials in the construction of new homes. In addition, the Company has an agreement with Solar Village to market a line of solar energy powered homes. The Housing Segment continues to aggressively pursue major project opportunities in the multi-family residential, military housing and commercial markets.

COST OF SALES

Cost of sales decreased 37.5%, or $53.9 million, for the three months ended June 30, 2008, and 26.5% or $72.3 million for the six months ending June 30, 2008. As a percentage of net sales, cost of sales was 92.9% and 91.9% for the three and six-month periods ending June 30, 2008 compared to 96.0% and 97.4% for the comparable time periods of 2007. Cost of sales decreased more than net sales declined, increasing corresponding gross profit to $6.9 million or 7.1% for the three-month period ended June 30, 2008 compared to $6.0 million or 4.0% for the three months ended June 30, 2007. Improvement in gross profit is the result of action plans implemented by management during 2007, including the strategic sourcing project reducing material costs, continued product quality initiatives, reduction of warranty expenses, and consolidating manufacturing facilities in order to reduce expenses and improve profitability through improved capacity utilization of fewer facilities. In late 2007, the RV Segment consolidated Class A production into a single facility, relocated a paint facility in Elkhart, Indiana to the main complex in Middlebury, Indiana, and consolidated two towable assembly plants into a single facility, while the Housing Segment consolidated its All American Homes production facility located in Zanesville, Ohio with its larger facility located in Decatur, Indiana. These improvements in cost of sales were offset by the reduction in motorhome revenues during the second quarter, shifting the product mix and adversely affecting gross profit.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include selling, general and administrative expenses, were 9.5% and 8.4% for the three and six-month periods ended June 30, 2008, respectively, and 8.6% and 8.9% for the corresponding periods in 2007. The $1.1 million reduction in selling expenses for the three-month period of 2008 versus 2007 and $2.3 million reduction for the six months was primarily due to reduced payroll related costs and lower sales promotion expenses as a result of planned cut backs and the overall lower revenues. General and administrative expenses were 4.5% of net sales for the 2008 second quarter compared to 4.6% for the 2007 corresponding quarter, and 4.1% for the first six months of 2008 compared to 4.7% in 2007. The decrease of $2.6 million in general and administrative expenses for the three-month period of 2008 versus 2007 was primarily the result of legal settlements and insurance recoveries of $1.0 million, and other various expense reductions including professional services and payroll related expenses. General and administrative expenses declined $4.3 million for the six-month period of 2008 versus 2007 as a result of legal settlements and insurance recoveries of $2.0 million, and other various expense reductions including professional services and payroll related expenses.

Index

GAIN ON THE SALE OF ASSETS, NET

For the three months ended June 30, 2008, the gain on the sale of assets was approximately $39,000, as compared to $22,000 in the same quarter of 2007. For the six-month period ended June 30, 2008, the gain on the sale of assets was $0.2 million compared to $0.5 million in the same period of 2007.

INTEREST EXPENSE

Interest expense was $1.1 million and $2.1 million for the three and six-month periods ended June 30, 2008 compared to $0.9 million and $1.8 million for the three and six-month periods ended June 30, 2007, respectively. Interest expense increased due to higher borrowings during the quarter and six-month period, offset partially by the lower applicable interest rates.

INVESTMENT INCOME

There was net investment income of $0.3 and $0.6 million for the three and six-month periods ended June 30, 2008 compared to $0.5 million and $1.0 million in the same periods of 2007. Investment income is principally attributable to earnings of the life insurance policies held.

OTHER INCOME, NET

Other income, net, represents income of $0.1 million and $0.3 million for the three and six-month periods of 2008 and income of $0.1 and $0.2 million for the same periods of the previous year.

PRE-TAX INCOME (LOSS)

Pre-tax loss for the three and six-month periods ended June 30, 2008 was $3.0 million and $1.6 million compared with pre-tax loss of $11.1 million and $21.6 million in the corresponding periods of 2007. The Company's RV Segment generated a pre-tax loss of $6.9 million, or 11.7% of recreational vehicle net sales in the second quarter of 2008, compared with a pre-tax loss of $12.3 million, or 11.0% of the RV Segment's net sales in the second quarter of 2007. The pre-tax loss for the RV Segment in the second quarter of 2007 contained a non-cash goodwill impairment charge of $3.9 million, or 3.5% of segment net sales. The Housing Segment recorded a pre-tax income of $3.1 million in the second quarter of 2008 or 8.0% of segment net sales compared with pre-tax income of $1.1 million in the second quarter of 2007 or 2.8% of segment net sales (see Note 2 of Notes to Consolidated Financial Statements).

INCOME TAXES

Due to the Company’s cumulative losses in recent years, a valuation allowance of $0.5 million was recognized to offset potential net operating loss tax benefits associated with losses for the three and six-month periods ended June 30, 2008, essentially reducing the effective tax rate to zero for the respective periods. In 2007, valuation allowances of $2.0 million and $6.5 million were recognized to offset potential net operating loss tax benefits associated with the losses for the three and six-month periods ended June 30, 2007, also essentially reducing the effective tax rate to zero for the respective periods (see Note 8 of Notes to Consolidated Financial Statements).

NET INCOME (LOSS)

Net loss for the three and six months ended June 30, 2008 was $3.0 million (a loss of $0.18 per diluted share) and $1.6 million (a loss of $0.10 per diluted share) compared to a net loss for the three and six months ended June 30, 2007 of $10.1 million (a loss of $0.64 per diluted share) and $20.6 million (a loss of $1.31 per diluted share).

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company generally relies on funds from operations as its primary source of working capital and liquidity. In addition, the Company maintains a $55.0 million secured line of credit to meet its seasonal working capital needs. At June 30, 2008 there was $32.4 million in outstanding borrowings. At June 30, 2007, there was $13.4 million in borrowings. At June 30, 2008 the Company had approximately $16.4 million available for additional borrowings under the terms of the secured line of credit. The Company also has the ability to borrow against the accumulated cash surrender value of life insurance policies. As of June 30, 2008 and December 31, 2007, $27.7 million and $17.6 million, respectively, had been borrowed against the cash surrender value of Company-owned life insurance contracts. As of June 30, 2008, the cash surrender value of life insurance is approximately $54.1 million, with $27.7 million borrowed, resulting in a cash surrender value net of loans of $26.4 million. As of June 30, 2008, the Company had capacity to borrow an additional maximum amount of $23.8 million against the net cash surrender value.

Index

At June 30, 2008, working capital increased to $38.2 million from $25.3 million at December 31, 2007. The $22.4 million increase in current assets at June 30, 2008 versus December 31, 2007 was primarily due to an increase in accounts receivable of $14.8 million and assets held for sale of $5.0 million. The $9.5 million increase in current liabilities at June 30, 2008 versus December 31, 2007 was primarily due to an increase in accounts payable of $4.3 million and an increase in short-term borrowings of $12.3 million, offset by decreases in accrued expenses and other liabilities of $6.3 million.

Given the deterioration of already weak RV and housing markets, management has and continues to proactively consolidate operations to align capacity, overhead costs and operating expenses with market demand which also more closely aligns cash outflows with inflows. Management believes that the Company’s existing cash and cash equivalents as of June 30, 2008, together with its available line of credit facility, and the cash surrender value of life insurance policies along with the cash expected to be generated from future operations, will be sufficient to fund future planned capital expenditures and other operating cash requirements for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company's estimates. However, actual results may differ from these estimates under different assumptions or conditions. A summary of the Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company’s 10-K Report for the year ended December 31, 2007. During the first six months of fiscal 2008, there was no material change in the accounting policies and assumptions previously disclosed.

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

Index

Forward-Looking Statements

This Form 10-Q Report contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management’s expectations and beliefs concerning future events. Forward-looking statements are subject to risks and uncertainties, and are dependent on various factors, many of which are outside the control of the Company. These uncertainties and other factors include, but are not limited to:

•	the ability of the management team to achieve desired results;
•	interest rates, which affect the affordability of the Company's products;
•	consumer confidence and the availability of consumer credit;
•	the Company’s ability to utilize manufacturing resources efficiently;
•	the Company’s ability to introduce new models that achieve consumer acceptance;
•	the margins associated with the mix of products the Company sells in a particular period;
•	the availability of floorplan financing for the Company's recreational vehicle dealers and corresponding availability of cash to the Company;
•	oil supplies and the availability and price of gasoline and diesel fuel, which can impact the sale of recreational vehicles;
•	the Company's dependence on chassis and other suppliers;
•	potential liabilities under repurchase agreements and guarantees;
•	consolidation of distribution channels in the recreational vehicle industry;
•	legislation governing the relationships of the Company with its recreational vehicle dealers, which may affect the Company’s options and liabilities in the event of a general economic downturn;
•	the price volatility of materials used in production and the ability to pass on rapidly increasing costs of product components and raw materials to end buyers;
•	the availability and cost of real estate for residential housing;
•
the increased size and scope of work of military housing projects, and other major projects, as compared to the Company's traditional single-family homes business, with increased reliance on third parties for performance which could impact the Company;

•	the ability to perform in new market segments or geographic areas where it has limited experience;
•	the impact of performance on the valuation of intangible assets;
•	the supply of existing homes within the Company’s markets;
•	the impact of home values on housing demand;
•	uncertainties and timing with respect to sales resulting from recovery efforts in the Gulf Coast;
•	adverse weather conditions affecting home deliveries;
•	changing government regulations, including those covering accounting standards;
•	environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability;
•	the state of the recreational vehicle and housing industries in the United States;
•	changes in property taxes and energy costs;
•	changes in federal income tax laws and federal mortgage financing programs;
•	competition in the industries in which the Company operates;
•	further developments in the war on terrorism and related international crises;
•	uncertainties of matters in litigation and other risks and uncertainties;
•	the ability of the Company to generate taxable income in future years to utilize deferred tax assets and net operating loss carryforwards that are available;
•	the availability of financing under the Company’s line of credit;
•	the Company’s ability to increase gross margins which are critical whether or not there are increased sales;
•	the Company’s use of incentives at either the wholesale or retail level;
•	the impact of sub-prime lending on the availability of credit for the broader housing market;
•	the dependence on key customers within certain product types;
•	the potential fluctuation in the Company’s operating results;
•	the addition or loss of our dealers or builders;
•	the introduction and marketing of competitive product by others, including significant discounting offered by our competitors;
•	uncertainties regarding the impact of the disclosed restructuring steps in both the Recreational Vehicle and Housing Segments.

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

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. During the first six months of 2008, the Company has utilized its secured line of credit to meet short-term working capital needs. The Company had $32.4 million outstanding against the revolving credit facility on June 30, 2008. The Company had $13.4 million outstanding borrowings against the line of credit on June 30, 2007.

At June 30, 2008, the Company had one interest rate swap agreement with a notional amount of $2.4 million that was used to convert the variable interest rates on an industrial development revenue bond to a fixed rate. In accordance with the terms of the swap agreement, the Company pays a 3.71% interest rate, and receives the Bond Market Association Index (BMA), calculated on the notional amount, with net receipts or payments being recognized as adjustments to interest expense. This swap agreement is designated as a cash flow hedge for accounting purposes and effectively converts a portion of the Company's variable-rate borrowing to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. The fair value of the Company's interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreements. A cumulative gain of approximately $26,000, net of taxes, attributable to changes in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive income (loss) for the quarter ended June 30, 2008. Total accumulated gain on the swap agreement for the six-month period ending June 30, 2008 was approximately $4,000. If in the future the interest rate swap agreement was determined to be ineffective or was terminated before the contractual termination date, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized gain (losses) on cash flow hedges included in accumulated other comprehensive income (loss).

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

There have been no changes during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

a) The annual meeting of the shareholders of Coachmen Industries, Inc. was held on May 1, 2008.

b) The following nominees were elected Directors for three-year terms expiring in 2011:

Geoffrey B. Bloom
William P. Johnson

c) The tabulation of votes for each Director nominee was as follows:

	For	Withheld

Geoffrey B. Bloom	12,563,320	320,221
William P. Johnson	12,776,517	107,024

d) The terms of office of the following directors continued after the meeting:

Robert J. Deputy, John A. Goebel, Donald W. Hudler, Richard M. Lavers, Edwin W. Miller

Item 6. Exhibits

See Index to Exhibits incorporated by reference herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COACHMEN INDUSTRIES, INC.
(Registrant)

Date: July 24, 2008	By:	/s/ Richard M. Lavers
Richard M. Lavers, Chief Executive Officer

Date: July 24, 2008	By:	/s/ Colleen A. Zuhl
Colleen A. Zuhl, Chief Financial Officer

Date: July 24, 2008	By:	/s/ Stephen L. Patterson
Stephen L. Patterson, Corporate Controller

Index

INDEX TO EXHIBITS

Number Assigned In Regulation S-K, Item 601	Description of Exhibit

(3)(a)(i)	Articles of Incorporation of the Company as amended on May 30, 1995 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

(3)(a)(ii)	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4.2 to the Company's Form S-3 Registration Statement, File No. 333-14579).

(3)(b)	By-Laws as modified through May 1, 2008.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.