Form 10-Q
period 2008-10-27
COACHMEN INDUSTRIES INC
filed 2008-10-28
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of Common Stock, without par value, outstanding as of the close of business on September 30, 2008:  15,902,185

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2008	2007
Assets	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,621	$1,549
Trade receivables, less allowance for doubtful receivables 2008 - $1,200 and 2007 - $744	15,722	9,122
Other receivables	4,351	3,819
Refundable income taxes	1,552	1,628
Inventories	55,937	79,268
Prepaid expenses and other	3,203	3,804
Assets held for sale	5,021	-
Total current assets	88,407	99,190

Property, plant and equipment, net	44,452	52,932
Goodwill	12,993	12,993
Cash value of life insurance, net of loans	22,623	33,936
Other	4,746	8,617
TOTAL ASSETS	$173,221	$207,668

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Short-term borrowings	$15,000	$20,073
Accounts payable, trade	13,332	15,042
Accrued income taxes	497	536
Accrued expenses and other liabilities	23,376	33,235
Floorplan notes payable	3,294	4,116
Current maturities of long-term debt	819	852
Total current liabilities	56,318	73,854

Long-term debt	2,807	3,010
Deferred income taxes	1,990	1,990
Postretirement deferred compensation benefits	6,590	7,632
Other	32	49
Total liabilities	67,737	86,535

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY
Common shares, without par value: authorized 60,000 shares; issued 2008 - 21,221 shares and 2007 - 21,180 shares	92,665	92,552
Additional paid-in capital	7,697	7,856
Accumulated other comprehensive loss	(32)	(48)
Retained earnings	63,828	79,927
Treasury shares, at cost, 2008 - 5,319 shares and 2007 - 5,402 shares	(58,674)	(59,154)
Total shareholders' equity	105,484	121,133

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$173,221	$207,668

See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$74,822	$123,854	$292,848	$403,861
Cost of sales	75,323	116,096	275,610	388,682
Gross profit (loss)	(501)	7,758	17,238	15,179
Operating expenses:
Selling	4,842	5,720	14,260	17,472
General and administrative	5,664	6,410	14,576	19,621
Gain on sale of assets, net	(66)	(143)	(313)	(610)
Impairment charges	3,448	-	3,448	3,872
	13,888	11,987	31,971	40,355
Operating loss	(14,389)	(4,229)	(14,733)	(25,176)
Nonoperating (income) expense:
Interest expense	996	808	3,134	2,595
Investment income	(298)	(423)	(852)	(1,376)
Other income, net	(624)	(271)	(916)	(486)
	74	114	1,366	733
Loss before income taxes	(14,463)	(4,343)	(16,099)	(25,909)
Income taxes (credit)	-	1	-	(994)
Net loss	$(14,463)	$(4,344)	$(16,099)	$(24,915)

Loss per share - Basic & Diluted	$(.92)	$(.28)	$(1.02)	$(1.58)

Number of common shares used in the computation of loss per share:
Basic	15,815	15,736	15,787	15,725
Diluted	15,815	15,736	15,787	15,725

Cash dividends declared per common share	$-	$-	$-	$.06

See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,099)	$(24,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,872	4,389
Provision for doubtful receivables, net of recoveries	670	474
Net realized and unrealized gains (losses) on derivatives	16	(6)
Impairment charges	3,448	3,872
Gains on sale of properties and other assets, net	(313)	(610)
Increase in cash surrender value of life insurance policies	(661)	(1,495)
Deferred income tax benefit	-	(1,659)
Other	(738)	1,199
Changes in certain assets and liabilities:
Trade receivables	(7,495)	74
Inventories	23,331	13,070
Prepaid expenses and other	601	(56)
Accounts payable, trade	(1,710)	9,178
Income taxes - accrued and refundable	37	7,905
Accrued expenses and other liabilities	(9,859)	(5,709)
Net cash (used in) provided by operating activities	(4,900)	5,711

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of properties and other assets	1,283	1,499
Investments in life insurance policies	(1,026)	(1,509)
Purchases of property and equipment	(1,441)	(2,246)
Other	174	466
Net cash used in investing activities	(1,010)	(1,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	16,813	10,659
Payments of short-term borrowings	(22,708)	(12,898)
Payments of long-term debt	(236)	(395)
Proceeds from borrowings on cash value of life insurance policies	32,000	-
Payments of borrowings on cash value of life insurance policies	(19,000)	-
Issuance of common shares under stock incentive plans	113	130
Cash dividends paid	-	(944)
Purchases of common shares for treasury	-	(15)
Net cash provided by (used in) financing activities	6,982	(3,463)

Increase in cash and cash equivalents	1,072	458

CASH AND CASH EQUIVALENTS:
Beginning of period	1,549	2,651
End of period	$2,621	$3,109

Supplemental disclosures of cash flow information:
Operating cash received during the period related to insurance settlements	$988	$-

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the Company as of September 30, 2008, and the results of its operations and cash flows for the interim periods presented. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.

Adoption of New Accounting Standards

The Company adopted the provisions of SFAS No. 157 Fair Value Measurements (SFAS No. 157) related to its financial assets and liabilities in the first quarter of 2008. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007.

Assets or liabilities that have recurring fair value measurements are shown below as of September 30, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in
		Active Markets	Significant	Significant
		For Identical	Other Observable	Unobservable
		Assets	Inputs	Inputs
	Total as of
Description	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Cash	$2,621	$2,621	$-	$-

Interest Rate Swap (1)	(32)	-	(32)	-

Net	$2,589	$2,621	$(32)	$-

(1) Included in other long-term liabilities on consolidated balance sheet.

Index

2.	SEGMENT INFORMATION.

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

The table below presents information about segments, used by the chief operating decision maker of the Company for the three and nine-month periods ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales
Recreational vehicles	$44,059	$91,778	$193,319	$307,158
Housing	30,763	32,076	99,529	96,703
Consolidated total	$74,822	$123,854	$292,848	$403,861

Gross profit
Recreational vehicles	$(5,432)	$3,501	$(490)	$2,566
Housing	4,931	4,257	17,729	12,613
Other reconciling items	-	-	(1)	-
Consolidated total	$(501)	$7,758	$17,238	$15,179

Operating expenses
Recreational vehicles	$5,699	$7,758	$18,722	$27,011
Housing	4,347	4,907	12,664	14,944
Other reconciling items	3,842	(678)	585	(1,600)
Consolidated total	$13,888	$11,987	$31,971	$40,355

Operating income (loss)
Recreational vehicles	$(11,131)	$(4,257)	$(19,212)	$(24,445)
Housing	584	(650)	5,065	(2,331)
Other reconciling items	(3,842)	678	(586)	1,600
Consolidated total	$(14,389)	$(4,229)	$(14,733)	$(25,176)

Pre-tax income (loss)
Recreational vehicles	$(10,956)	$(4,156)	$(18,881)	$(24,471)
Housing	572	(690)	4,981	(2,271)
Other reconciling items	(4,079)	503	(2,199)	833
Consolidated total	$(14,463)	$(4,343)	$(16,099)	$(25,909)

	September 30,	December 31,
	2008	2007
Total assets
Recreational vehicles	$61,064	$86,816
Housing	54,036	54,601
Other reconciling items	58,121	66,251
Consolidated total	$173,221	$207,668

Index

3.	INVENTORIES.

Inventories consist of the following (in thousands):
	September 30,	December 31,
	2008	2007
Raw materials
Recreational vehicles	$10,939	$11,789
Housing	4,534	5,989
Consolidated total	15,473	17,778

Work in process
Recreational vehicles	5,060	12,913
Housing	3,121	2,941
Consolidated total	8,181	15,854

Improved lots
Housing	670	645
Consolidated total	670	645

Finished goods
Recreational vehicles	20,809	34,038
Housing	10,804	10,953
Consolidated total	31,613	44,991

Consolidated total	$55,937	$79,268

4.     LONG-TERM ASSETS.

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):
	September 30, 2008	December 31, 2007

Land and improvements	$10,591	$11,452
Buildings and improvements	52,160	59,765
Machinery and equipment	24,342	24,429
Transportation equipment	13,495	14,654
Office furniture and fixtures	17,180	17,274

Total	117,768	127,574
Less, accumulated depreciation	73,316	74,642

Property, plant and equipment, net	$44,452	$52,932

At September 30, 2008, the Company had $5.0 million of long lived assets classified in assets held for sale. These assets were available and listed for sale during the first and second quarters of 2008. Housing Segment property and buildings accounted for the majority of these assets, including the former manufacturing facility in Zanesville, Ohio that was consolidated into a larger Indiana manufacturing plant, plus a warehouse and office building in Decatur, Indiana. In addition, with the relocation of the corporate offices to Middlebury, Indiana, the former corporate office building and land in Elkhart, Indiana are also held for sale.

Index

4.     LONG-TERM ASSETS, continued.

Notes Receivable – Variable Interest Entities

In December 2007, the Company entered into an agreement to produce ADA compliant low floor accessible buses for ARBOC Mobility LLC., a marketer of specialized transit and shuttle buses designed for users with mobility challenges. This bus incorporates patent pending technologies provided by ARBOC Mobility. In connection with the agreement with ARBOC Mobility LLC, the Company agreed to finance up to $1.0 million of start up costs. As of September 30, 2008, the Company has a note receivable of $0.9 million due from ARBOC Mobility LLC for start up costs. The note is on a month-by-month basis and bears interest at the rate of 1% per month on the principal balance. The note is included in other receivables on the Consolidated Balance Sheet.

Impairment Charges

Notes receivable and investments are reviewed quarterly to determine whether events or changes in circumstances indicate that the carrying amounts may not be recoverable. The primary factors considered in our determination are the financial condition, operating performance and near term prospects of the corresponding entities. If the decline in value is deemed to be other than temporary, an impairment loss is recognized. As a result of this review, the Company determined that it was probable several note balances and an investment would not be fully recoverable, and accordingly recorded an impairment charge of $3.4 million to reserve the notes and investment as of September 30, 2008.

5.	ACCRUED EXPENSES AND OTHER LIABILITIES.

Accrued expenses and other liabilities consist of the following (in thousands):
	September 30, 2008	December 31, 2007

Wages, salaries, bonuses and commissions	$1,863	$2,432
Dealer incentives, including volume bonuses, dealer trips, interest reimbursement, co-op advertising and other rebates	941	1,577
Warranty	5,324	8,123
Insurance-products and general liability, workers compensation, group health and other	5,456	8,519
Customer deposits and unearned revenues	2,909	4,208
Litigation	370	930
Interest	583	751
Sales and property taxes	1,871	1,837
Deferred gain on sale of real estate	814	1,145
Other current liabilities	3,245	3,713

Total	$23,376	$33,235

Index

5.	ACCRUED EXPENSES AND OTHER LIABILITIES, continued.

Changes in the Company's warranty liability during the three and nine-month periods ended September 30, 2008 and 2007 were as follows (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance of accrued warranty at beginning of period	$6,511	$9,766	$8,123	$11,099
Warranties issued during the period and changes in liability for pre-existing warranties	1,838	4,074	7,594	14,184
Settlements made during the period	(3,025)	(4,303)	(10,393)	(15,746)

Balance of accrued warranty at September 30	$5,324	$9,537	$5,324	$9,537

The decrease in the warranty accrual for 2008 was primarily the result of improvements in quality and lower sales levels.

6.     COMPREHENSIVE INCOME (LOSS).

The changes in the components of comprehensive loss for the three and nine-month periods ended September 30 are as follows (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(14,463)	$(4,344)	$(16,099)	$(24,915)
Unrealized gains (losses) on cash flow hedges, net of taxes	12	(16)	16	(6)

Comprehensive loss	$(14,451)	$(4,360)	$(16,083)	$(24,921)

As of September 30, 2008 and 2007, the accumulated other comprehensive loss, net of tax, relating to deferred losses on cash flow hedges was ($32,000) and ($16,000), respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net loss available to common stockholders	$(14,463)	$(4,344)	$(16,099)	$(24,915)
Denominator:
Number of shares outstanding, end of period:
Weighted average number of common shares used in basic EPS	15,815	15,736	15,787	15,725
Effect of dilutive securities	-	-	-	-
Weighted average number of common shares used in dilutive EPS	15,815	15,736	15,787	15,725

As the Company reported a net loss for the three and nine-month periods ended September 30, 2008 and 2007, the dilutive effect of stock options and awards did not enter into the computation of diluted earnings per share because their inclusion would have been antidilutive.

Index

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

As of the beginning of fiscal year 2008, the Company had an unrecognized tax benefit liability of $2.4 million including interest and penalties. There has been no significant change in the amount of the unrecognized tax benefit liability through September 30, 2008.

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

Due to the Company’s cumulative losses in recent years, a valuation allowance of $5.9 million and $6.4 million, respectively, was recognized to offset potential net operating loss tax benefits associated with losses for the three and nine-month periods ended September 30, 2008, essentially reducing the effective tax rate to zero for the respective periods. In 2007, valuation allowances of $1.7 million and $8.2 million were recognized to offset potential net operating loss tax benefits associated with the losses for the three and nine-month periods ended September 30, 2007.

9.	COMMITMENTS AND CONTINGENCIES.

Obligation to Purchase Consigned Inventories

The Company obtains vehicle chassis for its recreational vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until assigned to a unit in the production process. At that point, the Company is obligated to purchase the chassis and it is recorded as inventory. At September 30, 2008 and December 31, 2007, chassis inventory, accounted for as consigned inventory, approximated $13.5 million and $14.5 million, respectively.

Repurchase Agreements

The Company was contingently liable at September 30, 2008 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. Products repurchased from dealers under these agreements are accounted for as a reduction in revenue and cost of sales at the time of repurchase. Although the estimated contingent liability approximates $138.0 million at September 30, 2008 ($176.0 million at December 31, 2007), the risk of loss resulting from these agreements is spread over the Company's numerous dealers and is further reduced by the resale value of the products repurchased. Based on losses previously experienced under these obligations, the Company has established a reserve for estimated losses under repurchase agreements. At both September 30, 2008 and December 31, 2007, $0.7 million was recorded as an accrual for estimated losses under repurchase agreements.

The Company was also contingently liable at September 30, 2008 to a financial institution on repurchase agreements in connection with financing provided by the institution to certain of the Company's independent home builders in connection with their purchase of the Company's housing products. This agreement provides for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a builder's default. Products repurchased from builders under this agreement are accounted for as a reduction in revenue and cost of sales at the time of repurchase. Although the estimated contingent liability approximates $6.9 million at September 30, 2008 ($14.6 million at December 31, 2007), the risk of loss resulting from these agreements is spread over the Company's numerous builders and is further reduced by the resale value of the products repurchased. The Company has evaluated the potential for losses under this agreement and has recorded an accrual of $0.1 million as of September 30, 2008 and $0.2 million at December 31, 2007 for estimated losses under the repurchase agreement.

Index

9.     COMMITMENTS AND CONTINGENCIES, continued.

Corporate Guarantees

The Company was contingently liable under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $7.6 million at September 30, 2008 and $2.6 million at December 31, 2007. The Company has an agreement with a financial institution to form a private-label financing program to provide wholesale inventory financing to the Company's dealers in the Recreational Vehicle Segment. The agreement provides for a preferred program that provides financing that is subject to the standard repurchase agreement described above. In addition, the agreement provides for a reserve pool whereby the financial institution makes available an aggregate line of credit not to exceed $40 million that will provide financing for dealers that may not otherwise qualify for credit approval under the preferred program. No dealer being provided financing from the reserve pool can receive an aggregate line of credit exceeding $5 million. In addition to the standard repurchase agreement described above, at September 30, 2008 the Company was contingently liable to the financial institutions up to a maximum of $2.0 million of aggregate losses, as defined by the agreement, incurred by the financial institutions on designated dealers with higher credit risks that are accepted into the reserve pool financing program. The Company has recorded a loss reserve of $0.1 million at September 30, 2008 and December 31, 2007 associated with these guarantees.

Financing Obligation

During the second quarter of 2004, the Company entered into an agreement to provide financing of up to $4.9 million to a developer for the construction of a hotel for which the Company was to provide modular units. As of September 30, 2008, the Company provided $2.3 million in financing to the developer under this arrangement. The loans are collateralized by a first priority interest in all tangible and intangible property of the borrower. The developer was unable to obtain a building permit, so the Company is pursuing its legal remedies through litigation to recoup the financing extended to date. No additional funding has been or will be provided. During the fourth quarter of 2006, the Company obtained title to the real estate that was partial collateral for this note. In the event the sale of the property does not generate proceeds sufficient to cover the financing previously provided, the Company will continue pursuing its legal remedies to recover any shortfall. The Company has recorded the property at its estimated fair value less costs to sell.

Litigation

The Company has been named as a defendant in a number of lawsuits alleging that the plaintiffs were exposed to levels of formaldehyde in FEMA-supplied trailers manufactured by the Company's subsidiaries (and other manufacturers) and that such exposure entitles plaintiffs to an award, including injunctive relief, a court-supervised medical monitoring fund, removal of formaldehyde-existing materials, repair and testing, compensatory, punitive and other damages, including attorneys’ fees and costs. Currently, the litigation is proceeding through the class certification process. All independent filings served on the Company have been consolidated into a single cause of action in which the issue of class certification will be determined. In the pending action, we do not believe that a liability is probable or reasonably estimable with respect to these claims and we have not recorded a provision for these claims in our financial statements.

In the third quarter of 2008, as a result of the favorable settlement of a lawsuit involving an insurance recovery, the Company recorded income of approximately $0.4 million. During the second quarter of 2008, as a result of the favorable settlement of two lawsuits involving insurance recoveries, the Company recorded income of approximately $1.0 million. During the first quarter of 2008, the Company also recorded income of approximately $1.0 million as a result of the favorable settlement of two lawsuits involving insurance recoveries. These favorable settlements are classified as a reduction to general and administrative expenses on the consolidated statement of operations.

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

Stock options generally vest over a four-year service period. The Company has not granted any stock option awards since 2003. Compensation expense related to the Company's Employee Stock Purchase Plan was not significant for either the three or nine-month periods ended September 30, 2008. Since the adoption of SFAS 123R, there have been no modifications to outstanding stock-based awards.

On January 4, 2008, the Company granted Restricted Stock Awards to certain key employees as a means of retaining and rewarding them for performance and to increase their ownership in the Company. The awards are governed by the Company’s 2000 Omnibus Stock Plan. Participants will earn the restricted shares awarded to them based on attainment of certain performance goals for the first quarter of 2008 and for the full calendar year 2008. If the Company meets the minimum or maximum target levels of pre-tax profits, the participants will earn corresponding levels of awards. To the extent the Company meets the performance goals for the first quarter and/or the full year, and the participant remains employed by the Company during the vesting period, the earned restricted shares will vest and be delivered to the participants over a three-year vesting period: one-third on January 1, 2009, one-third on January 1, 2010 and one-third on January 1, 2011. A total of 237,375 shares, assuming 100% of the performance goal is achieved, could be granted. At March 31, 2008, the Company determined that the minimum target of the performance goal for the first quarter of 2008 would be achieved; therefore, compensation expense in the amount of $0.1 million was recorded related to this plan for the quarter ended March 31, 2008. As of September 30, 2008, the Company determined that it is not yet probable that the performance conditions associated with the restricted stock grants for the full calendar year 2008 will be achieved; therefore, no additional compensation expense was recorded.

Index

Coachmen Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors, which have affected the Company’s financial condition, results of operations and cash flows during the periods included in the accompanying consolidated financial statements.

A summary of the changes in the principal items included in the consolidated statements of operations is shown below (dollar amounts in thousands):

Three Months Ended
				Percentage Change
		Percentage		Percentage	2008
	September 30,	of	September 30,	of	to
	2008	Net Sales	2007	Net Sales	2007
Net sales:
Recreational vehicles	$44,059	58.9%	$91,778	74.1%	(52.0)%
Housing	30,763	41.1	32,076	25.9	(4.1)
Consolidated total	74,822	100.0	123,854	100.0	(39.6)

Gross profit:
Recreational vehicles	(5,432)	(7.3)	3,501	2.8	(255.2)
Housing	4,931	6.6	4,257	3.4	15.8
Consolidated total	(501)	(0.7)	7,758	6.2	(106.5)

Operating expenses:
Selling	4,842	6.5	5,720	4.6	(15.3)
General and administrative	5,664	7.6	6,410	5.2	(11.6)
Gain on sale of assets, net	(66)	(0.1)	(143)	(0.1)	(53.8)
Impairment charges	3,448	4.6	-	-	100.0
Consolidated total	13,888	18.6	11,987	9.7	15.9

Nonoperating expense	74	-	114	-	(35.1)

Loss before income taxes	(14,463)	(19.3)	(4,343)	(3.5)	(233.0)

Income taxes	-	-	1	-	-

Net loss	$(14,463)	(19.3)%	$(4,344)	(3.5)%	(233.0)%

Index

Nine Months Ended
				Percentage Change
		Percentage		Percentage	2008
	September 30,	of	September 30,	of	to
	2008	Net Sales	2007	Net Sales	2007
Net sales:
Recreational vehicles	$193,319	66.0%	$307,158	76.1%	(37.1)%
Housing	99,529	34.0	96,703	23.9	2.9
Consolidated total	292,848	100.0	403,861	100.0	(27.5)

Gross profit:
Recreational vehicles	(490)	(0.2)	2,566	0.7	(119.1)
Housing	17,729	6.1	12,613	3.1	40.6
Other	(1)	-	-	-	-
Consolidated total	17,238	5.9	15,179	3.8	13.6

Operating expenses:
Selling	14,260	4.8	17,472	4.3	(18.4)
General and administrative	14,576	5.0	19,621	4.9	(25.7)
Gain on sale of assets, net	(313)	(0.1)	(610)	(0.2)	48.7
Impairment charge	3,448	1.2	3,872	1.0	(11.0)
Consolidated total	31,971	10.9	40,355	10.0	(20.8)

Nonoperating expense	1,366	0.5	733	0.2	86.4

Loss before income taxes	(16,099)	(5.5)	(25,909)	(6.4)	37.9

Income tax credit	-	-	(994)	(0.2)	-

Net loss	$(16,099)	(5.5)%	$(24,915)	(6.2)%	35.4%

The following table presents key items impacting the results of operations for the periods presented (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Gain on sale of assets	$(66)	$(143)	$(313)	$(610)

Legal/Insurance expense recoveries	(388)	-	(2,428)	-

Goodwill impairment charge	-	-	-	3,872

Impairment charges	$3,448	$-	$3,448	$-

Index

NET SALES

Consolidated net sales for the quarter ended September 30, 2008 were $74.8 million, a decrease of $49.1 million, or 39.6%, from the $123.9 million reported for the corresponding quarter last year. Net sales for the nine months ended September 30, 2008 were $292.8 million, representing a decrease of $111.1 million, or 27.5%, from the $403.9 million reported for the same period of 2007. The Company’s Recreational Vehicle Segment experienced a net sales decrease of 52.0% for the quarter and a decrease of 37.1% for the nine-month period, as significant deterioration in the RV market continued and even worsened in the third quarter. Through August 31, 2008 total industry shipments of all types of recreational vehicles declined 22.7%, with towables declining 19.7% and motorhomes declining 39.3%. For the quarter, RV Segment wholesale unit shipments of all product types decreased by 44.7% to 1,546 units and decreased 33.4% to 7,148 units for the nine-month period. RV Segment wholesale shipments of motorhomes were down 48.9% and towables declined 27.2% during the first nine months of 2008 compared to 2007.

The Company’s Housing Segment experienced a net sales decrease for the quarter ended September 30, 2008 of 4.1%, from $32.1 million during the third quarter of 2007 to $30.8 million for the third quarter of 2008. Net sales for the nine months ended September 30, 2008 were $99.5 million, representing an increase of $2.8 million, or 2.9%, from net sales of $96.7 million for the same period of 2007. The small decrease in sales during the third quarter and small increase in sales for the nine-month period were primarily attributable to the impact of major project revenues offsetting the weakness in traditional single-family housing markets. The Company’s All American Building Systems (AABS) commercial business unit began deliveries for the military housing project at Fort Carson in Colorado early in 2008 and deliveries were largely completed by the middle of the third quarter, significantly contributing to net sales volume.

The national housing market continues to decline as evidenced by U.S. Census Bureau data showing single-family housing starts declining 39.7% in the first eight months of 2008, following a full year 2007 decline of 28.6%. The Housing Segment continues its efforts to grow its traditional business by enhancing the design and marketing of single-family homes, with new products including the introduction of the products available in the All American Homes Green Catalog, recognizing the increasing need for energy efficiency and the use of sustainable materials in the construction of new homes. In addition, the Company has an agreement with Solar Village to market a line of solar energy powered homes that were introduced to the builders in the third quarter. The Housing Segment continues to aggressively pursue major project opportunities in the multi-family residential, military housing and commercial markets.

COST OF SALES

Cost of sales decreased 35.1%, or $40.8 million, for the three months ended September 30, 2008, and 29.1% or $113.1 million for the nine months ending September 30, 2008. As a percentage of net sales, cost of sales was 100.7% and 94.1% for the three and nine-month periods ending September 30, 2008 compared to 93.8% and 96.2% for the comparable time periods of 2007. Cost of sales decreased in dollars due to the decline in net sales, decreasing corresponding gross profit to $(0.5) million or (0.7)% for the three-month period ended September 30, 2008 compared to $7.8 million or 6.2% for the three months ended September 30, 2007. The negative variance in cost of sales and gross profit percentages for the three months ended September 30, 2008 compared to the three-month period ended September 30, 2007 was due to the significant levels of discounting required in the current RV market and the lack of opportunity to take full advantage of plant consolidations by increasing operating leverage due to significantly lower production levels. Consolidated production volumes declined 51.1% in the third quarter of 2008 compared to the third quarter of 2007, and are down 29.3% for the nine months ended September 30, 2008 compared to 2007. Improvement in the year-to-date cost of sales and corresponding gross profit percentage is the result of action plans implemented by management during 2007 and continuing in 2008, including the strategic sourcing project reducing material costs, continued product quality initiatives, reduction of warranty expenses, and consolidating manufacturing facilities in order to reduce expenses and improve profitability through improved capacity utilization of fewer facilities. In late 2007, the RV Segment consolidated Class A production into a single facility, relocated a paint facility in Elkhart, Indiana to the main complex in Middlebury, Indiana, and consolidated two towable assembly plants into a single facility, while the Housing Segment consolidated its All American Homes production facility located in Zanesville, Ohio with its larger facility located in Decatur, Indiana. These improvements in cost of sales were offset by the additional discounting required to reduce recreational vehicle finished goods inventory, as well as the reduction in recreational vehicle production and revenues during the third quarter, adversely affecting gross profit.

OPERATING EXPENSES

As a percentage of net sales, operating expenses, which include selling, general and administrative expenses, were 14.1% and 9.8% for the three and nine-month periods ended September 30, 2008, respectively, and 9.8% and 9.2% for the corresponding periods in 2007.

The $0.9 million reduction in selling expenses for the three-month period of 2008 versus 2007 and $3.2 million reduction for the nine months was primarily due to reduced payroll related costs and lower sales promotion expenses as a result of planned cut backs and the overall lower revenues.

Index

General and administrative expenses were 7.6% of net sales for the 2008 third quarter compared to 5.2% for the 2007 corresponding quarter, and 5.0% for the first nine months of 2008 compared to 4.9% in 2007. The decrease of $0.7 million in general and administrative expenses for the three-month period of 2008 versus 2007 was primarily the result of legal settlements and insurance recoveries of $0.4 million, and other various expense reductions including professional services and payroll related expenses while the increase as a percentage of sales was due to overall lower revenues. General and administrative expenses declined $5.0 million for the nine-month period of 2008 versus 2007 as a result of legal settlements and insurance recoveries of $2.4 million, and other various expense reductions including professional services and payroll related expenses.

GAIN ON THE SALE OF ASSETS, NET

For both the three months ended September 30, 2008 and 2007, the gain on the sale of assets was approximately $0.1 million. For the nine-month period ended September 30, 2008, the gain on the sale of assets was $0.3 million compared to $0.6 million in the same period of 2007.

IMPAIRMENT CHARGES

Notes receivable and investments are reviewed quarterly to determine whether events or changes in circumstances indicate that the carrying amounts may not be recoverable. The primary factors considered in our determination are the financial condition, operating performance and near term prospects of the corresponding entities. If the decline in value is deemed to be other than temporary, an impairment loss is recognized. As a result of this review, the Company determined that it was probable several note balances and an investment would not be fully recoverable, and accordingly recorded an impairment charge of $3.4 million to reserve the notes and investment as of September 30, 2008.

INTEREST EXPENSE

Interest expense was $1.0 million and $3.1 million for the three and nine-month periods ended September 30, 2008 compared to $0.8 million and $2.6 million for the three and nine-month periods ended September 30, 2007, respectively. Interest expense increased due to higher borrowings during the quarter and nine-month period.

INVESTMENT INCOME

There was net investment income of $0.3 million and $0.9 million for the three and nine-month periods ended September 30, 2008 compared to $0.4 million and $1.4 million in the same periods of 2007. Investment income is principally attributable to earnings of the life insurance policies held.

OTHER INCOME, NET

Other income, net, represents income of $0.6 million and $0.9 million for the three and nine-month periods of 2008 and income of $0.3 million and $0.5 million for the same periods of the previous year.

PRE-TAX INCOME (LOSS)

Pre-tax loss for the three and nine-month periods ended September 30, 2008 was $14.5 million and $16.1 million compared with pre-tax loss of $4.3 million and $25.9 million in the corresponding periods of 2007. The Company's RV Segment generated a pre-tax loss of $11.0 million, compared with a pre-tax loss of $4.2 million. The Housing Segment recorded a pre-tax income of $0.6 million in the third quarter of 2008 compared with a pre-tax loss of $0.7 million in the third quarter of 2007 (see Note 2 of Notes to Consolidated Financial Statements).

INCOME TAXES

Due to the Company’s cumulative losses in recent years, a valuation allowance of $5.9 million and $6.4 million, respectively, was recognized to offset potential net operating loss tax benefits associated with losses for the three and nine-month periods ended September 30, 2008, essentially reducing the effective tax rate to zero for the respective periods. In 2007, valuation allowances of $1.7 million and $8.2 million were recognized to offset potential net operating loss tax benefits associated with the losses for the three and nine-month periods ended September 30, 2007, also essentially reducing the effective tax rate to zero for the respective periods (see Note 8 of Notes to Consolidated Financial Statements).

Index

NET INCOME (LOSS)

Net loss for the three and nine months ended September 30, 2008 was $14.5 million (a loss of $0.92 per diluted share) and $16.1 million (a loss of $1.02 per diluted share), respectively, compared to a net loss for the three and nine months ended September 30, 2007 of $4.3 million (a loss of $0.28 per diluted share) and $24.9 million (a loss of $1.58 per diluted share).

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company generally relies on funds from operations as its primary source of working capital and liquidity. In addition, the Company maintains a $55.0 million secured line of credit to meet its seasonal working capital needs. At September 30, 2008 there was $15.0 million in outstanding borrowings. At September 30, 2007, there was $7.4 million in borrowings. At September 30, 2008 the Company had approximately $22.5 million available for additional borrowings under the terms of the secured line of credit; although borrowing the full amount may be subject to covenant triggers. The Company also has the ability to borrow against the accumulated cash surrender value of life insurance policies. As of September 30, 2008 and December 31, 2007, $30.5 million and $17.6 million, respectively, had been borrowed against the cash surrender value of Company-owned life insurance contracts. As of September 30, 2008, the cash surrender value of life insurance is approximately $53.1 million, with $30.5 million borrowed, resulting in a cash surrender value net of loans of $22.6 million. As of September 30, 2008, the Company had capacity to borrow an additional maximum amount of $20.0 million against the net cash surrender value.

At September 30, 2008, working capital increased to $32.1 million from $25.3 million at December 31, 2007. The $10.8 million decrease in current assets at September 30, 2008 versus December 31, 2007 was primarily due to a significant $23.3 million decrease in inventories, offset partially by increases in accounts receivable of $6.6 million and assets held for sale of $5.0 million. The $17.5 million decrease in current liabilities at September 30, 2008 versus December 31, 2007 was primarily due to a $9.9 million decrease in accrued expenses and other liabilities, primarily accrued warranty and insurance and a $5.1 million reduction in short term borrowings.

Given the deterioration of already weak RV and housing markets, management has and continues to proactively consolidate operations to align capacity, overhead costs and operating expenses with market demand which also more closely aligns cash outflows with inflows. Management aggressively reduced inventories during the third quarter of 2008, and continues to monitor inventory levels.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company's estimates. However, actual results may differ from these estimates under different assumptions or conditions. A summary of the Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company’s 10-K Report for the year ended December 31, 2007. During the first nine months of fiscal 2008, there was no material change in the accounting policies and assumptions previously disclosed.

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

•	the ability to perform in new market segments or geographic areas where it has limited experience;
•	the impact of performance on the valuation of intangible assets;
•	the supply of existing homes within the Company’s markets;
•	the impact of home values on housing demand;
•	uncertainties and timing with respect to sales resulting from recovery efforts in the Gulf Coast;
•	adverse weather conditions affecting home deliveries;
•	changing government regulations, including those covering accounting standards;
•	environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability;
•	the state of the recreational vehicle and housing industries in the United States;
•	changes in property taxes and energy costs;
•	changes in federal income tax laws and federal mortgage financing programs;
•	competition in the industries in which the Company operates;
•	further developments in the war on terrorism and related international crises;
•	uncertainties of matters in litigation and other risks and uncertainties;
•	the ability of the Company to generate taxable income in future years to utilize deferred tax assets and net operating loss carryforwards that are available;
•	the availability of financing under the Company’s line of credit;
•	the Company’s ability to increase gross margins which are critical whether or not there are increased sales;
•	the Company’s use of incentives at either the wholesale or retail level;
•	the availability of credit for the consumers of both housing and RV markets;
•	the dependence on key customers within certain product types;
•	the potential fluctuation in the Company’s operating results;
•	the addition or loss of our dealers or builders;
•	the introduction and marketing of competitive product by others, including significant discounting offered by our competitors;
•	uncertainties regarding the impact of the disclosed restructuring steps in both the Recreational Vehicle and Housing Segments;
•
uncertainties concerning obligations to financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's independent dealers in connection with their purchase of the Company's recreational vehicle products;

•	the availability of and repurchase terms related to wholesale financing for our dealers.

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

Index

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. During the first nine months of 2008, the Company has utilized its secured line of credit to meet short-term working capital needs. The Company had $15.0 million outstanding against the revolving credit facility on September 30, 2008. The Company had $7.4 million outstanding borrowings against the line of credit on September 30, 2007.

At September 30, 2008, the Company had one interest rate swap agreement with a notional amount of $2.4 million that was used to convert the variable interest rates on an industrial development revenue bond to a fixed rate. In accordance with the terms of the swap agreement, the Company pays a 3.71% interest rate, and receives the Bond Market Association Index (BMA), calculated on the notional amount, with net receipts or payments being recognized as adjustments to interest expense. This swap agreement is designated as a cash flow hedge for accounting purposes and effectively converts a portion of the Company's variable-rate borrowing to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. The fair value of the Company's interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreements. A cumulative gain of approximately $12,000, net of taxes, attributable to changes in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive income (loss) for the quarter ended September 30, 2008. Total accumulated gain on the swap agreement for the nine-month period ending September 30, 2008 was approximately $16,000. If in the future the interest rate swap agreement was determined to be ineffective or was terminated before the contractual termination date, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized gain (losses) on cash flow hedges included in accumulated other comprehensive income (loss).

ITEM 4.   CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

There have been no changes during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 6. Exhibits

See Index to Exhibits incorporated by reference herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COACHMEN INDUSTRIES, INC.
(Registrant)

Date: October 28, 2008	By:	/s/ Richard M. Lavers
Richard M. Lavers, Chief Executive Officer

Date: October 28, 2008	By:	/s/ Colleen A. Zuhl
Colleen A. Zuhl, Chief Financial Officer

Date: October 28, 2008	By:	/s/ Stephen L. Patterson
Stephen L. Patterson, Corporate Controller

Index

INDEX TO EXHIBITS

Number Assigned In Regulation S-K, Item 601	Description of Exhibit

(3)(a)(i)	Articles of Incorporation of the Company as amended on May 30, 1995 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

(3)(a)(ii)	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4.2 to the Company's Form S-3 Registration Statement, File No. 333-14579).

(3)(b)	By-Laws as modified through May 1, 2008 (incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.