Form 10-K
period 2008-12-31
COACHMEN INDUSTRIES INC
filed 2009-03-24
CIK 21212

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____.

Commission file number 1-7160

COACHMEN INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1101097
(State of incorporation or organization)	(IRS Employer Identification No.)

2831 Dexter Drive, Elkhart, Indiana 46514	423 North Main Street, Middlebury, Indiana 46540
(Current Address of principal executive offices) (Zip Code)	(Former Address of principal executive offices) (Zip Code)

(574) 266-2500	(574) 825-5821
(Registrant's current telephone number, including area code)	(Registrant's former telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Without Par Value,
and associated Common Share Purchase Rights	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) was $32.6 million (based upon the closing price on the New York Stock Exchange and that 96.8% of such shares are owned by non-affiliates).

As of February 28, 2009, 15,982,386 shares of the registrant's Common Stock were outstanding.

Documents Incorporated by Reference
Document	Parts of Form 10-K into which the Document is Incorporated
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2009	Part III

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

The Company’s primary business segment is housing. The Housing Segment manufactures and distributes system-built modules for residential buildings. The Housing Group comprises one of the nation's largest and most recognized producers of system-built homes and residential structures through its All American Homes®, Mod-U-Kraf®, and All American Building Systems™ brands. Through a joint venture with ARBOC Mobility, Coachmen Industries also manufactures a line of low floor ADA (Americans with Disabilities Act)-compliant buses under the Spirit of Mobility brand name. For 2008, these operations were not significant enough for separate segment disclosure.

On December 26, 2008, the Company completed the sale of substantially all of the assets of the Company’s RV Segment, consisting of its recreational vehicle manufacturing and sales business; therefore, these affected businesses are considered discontinued operations and have been reported as such in the accompanying financial statements.

During 2006, the Company sold all of the operating assets of Prodesign, LLC and its Miller Building Systems subsidiary; therefore, these entities are also considered discontinued operations and have been reported as such in the accompanying financial statements.

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

All American Homes® and Mod-U-Kraf Homes® design, manufacture and market system-built housing structures. All American Homes is one of the largest producers of system-built homes in the United States and has four operations strategically located in Colorado, Indiana, Iowa and North Carolina. Mod-U-Kraf operates from a plant in Virginia. The Company announced on March 10, 2009 the temporary curtailment of production at the North Carolina facility until backlogs warrant resuming production. Together these plants serve approximately 385 independent builders in 27 states. System-built homes are built to the same local building codes as site-built homes by skilled craftsmen in a factory environment unaffected by weather conditions during production. Production takes place on an assembly line, with components moving from workstation to workstation for framing, electrical, plumbing, drywall, roofing, and cabinet setting, among other operations. An average two-module home can be produced in just a few days. As nearly completed homes when they leave the plant, home modules are delivered to their final locations, typically in two to seven sections, and are crane set onto a waiting basement or crawl space foundation.

All American Building Systems, LLC (AABS) was established by the Company to pursue opportunities beyond the Company’s core single-family residential housing business. AABS designs and markets system-built living facilities such as single-family home subdivisions, apartments, condominiums, townhouses, senior housing facilities, hotels, dormitories, and military housing facilities manufactured by the Company’s housing plants. The modules are delivered to the site location for final installation.

Due to transportation requirements, system-built structures are often built with more structural lumber than site-assembled structures. Faster construction times also allow our customers to occupy buildings much sooner when compared to site-built buildings.

The Company announced on September 21, 2007 that it would consolidate its All American Homes production facility located in Zanesville, Ohio with its larger facility located in Decatur, Indiana to improve capacity utilization at the Indiana plant. This consolidation was completed during the fourth quarter of 2007.

On March 31, 2006, the Company sold 100% of its interest in the capital stock of Miller Building Systems, Inc. for $11.5 million, consisting of cash of $9.0 million and a $2.5 million secured note. Notes receivable and investments are reviewed quarterly to determine whether events or changes in circumstances indicate that the carrying amounts may not be recoverable. As a result of this review, the Company determined that it was probable this note balance of $2.5 million and a small investment would not be fully recoverable, and accordingly recorded a full impairment charge of $2.6 million in 2008. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of Miller Building Systems, Inc. for the year ended December 31, 2006 was $7.5 million and the pre-tax income for the year ended December 31, 2006 was $1.5 million. In connection with this sale, $1.7 million of industrial revenue bonds were paid off as of March 31, 2006. During April 2006, the Company terminated the $1.5 million and $235,000 interest rate swaps that had been associated with these revenue bonds.

Housing Segment Marketing

The Housing Group participates in the system-built or modular subset of the overall housing market. Housing is marketed directly to approximately 385 builders in 27 states who will sell, rent or lease the buildings to the end-user. The Housing Group regularly conducts builder meetings to review the latest in new design options and component upgrades. These meetings provide an opportunity for valuable builder input and suggestions at the planning stage. The system-built traditional homes business has historically been concentrated in the rural, scattered-lot markets in the geographic regions served. The Company has also successfully launched initiatives to supply product into additional markets, including various forms of single and multi-family residential products for more urban-suburban markets, group living facilities, military housing, motels/hotels and other residential structures.

 All American Building Systems is responsible for expanding sales into additional markets for the Company's products through channels other than the traditional builder/dealer network. Many of these additional markets are “large project” markets such as dormitories, military barracks and apartments that typically have a long incubation period, but can result in contracts of a substantial size. Major projects have become a core competency for the Company. We have also launched several initiatives to go direct in selected venues, with two “home stores” offering turn-key houses to consumers at Mod-U-Kraf and at All American Homes of Indiana. In addition, in 2008 we introduced higher end modular homes to the subdivision sector, where 80% of housing sales occur. The Company is committed to green and sustainable building techniques, resulting in the introduction of our “Green Catalog” and the Solar Village® product line.

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

Housing Segment Business Factors

As a result of transportation costs, the effective distribution range of system-built homes and residential buildings is limited. The normal shipping area from each manufacturing facility is typically 200 to 300 miles for system-built homes. Major projects can often be shipped greater distances cost effectively.

The overall strength of the economy and the availability and terms of financing used by builders, general contractors and end-users have a direct impact on the sales of the Housing Group. Consequently, increases in interest rates and the tightening of credit due to government action, economic conditions or other causes have adversely affected the Group's sales in the past and could do so in the future. The Housing Group continued to face a challenging housing market in 2008. The December figures on housing starts from the U.S. Census Bureau show a 40.5% year-to-year decline in new single-family homes nationwide, and a 40.1% decline in the Midwest region served by the Group’s plants in Indiana and Iowa. The softening of the home markets also included the Southeastern and middle Atlantic markets, which are served by the Group’s plants in Virginia and North Carolina. Single-family housing starts in the South region showed a year-to-year decline of 39.8% in December.

Systems-built homes are financed and mortgaged using the same criteria as “conventional construction” – sometimes with a construction loan pre-delivery. Builders often maintain relationships with local banking institutions. As a result of the tightening credit environment, during 2008 COA entered into a joint venture with American Home Bank to create All American Choice Mortgage (“AACM”) to provide consumers with a one-stop financing source to obtain construction loan and permanent mortgage financing. There is no recourse to the Housing Group from any homes financed through AACM, and AACM provides a method of offering incentives to the consumer. Despite the current economic climate, there has been a strong interest among the builder network in AACM.

Housing Segment Competition and Regulation

Competition in the system-built building industry is strong, and the Housing Group competes with a number of entities, some of which have greater financial and other resources than the Company. The demand for system-built homes may be impacted by the ultimate purchaser's acceptance of system-built homes as an alternative to site-built homes. To the extent that system-built buildings become more widely accepted as an alternative to conventional on-site construction, competition from local contractors and manufacturers of other pre-engineered building systems may increase. In addition to the competition from companies designing and constructing on-site buildings, the Housing Group competes with numerous system-built building manufacturers and manufactured home producers that operate in particular geographical regions.

The Housing Group competes for orders from its customers primarily on the basis of quality, design, timely delivery, engineering capability, reliability and price. The Group believes that the principal basis on which it competes with on-site construction is the combination of: the timeliness of factory versus on-site construction, the cost of its products relative to on-site construction, the quality and appearance of its buildings, its ability to design and engineer buildings to meet unique customer requirements, green and sustainable building techniques, and reliability in terms of completion time. Manufacturing efficiencies, quantity purchasing and generally lower labor costs of factory construction, even with the added transportation expense, result in the cost of system-built buildings being equal to or lower than the cost of on-site construction of comparable quality. This process of manufacturing the building modules in a controlled environment, while the builder prepares the site, can significantly increase the quality of the end product and reduce the time to completion on a customer's project.

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

Competition in the major projects arena is comprised primarily of traditional site builders and other system-built producers. Major projects are typically awarded through a proposal or bid process, and in the case of large government contracts, such as military barracks projects, a larger prime contractor with adequate bonding capacity will submit bids for all phases of the contract. Once awarded, the prime contractor will arrange for the construction of buildings for the project to various subcontractors, including the Housing Group. Typically, system-built producers have a cost advantage over site builders, particularly relating to the Federal wage requirements of the Davis-Bacon Act, speed of building completion and minimization of weather-related construction delays. With non-government contracts such as apartments and dormitories, the Housing Group may act as a subcontractor or as the prime contractor for the project. In such cases, advantages are held in the overall cost of the project through the speed of completion afforded by the Housing Group’s production methods.

General
(Applicable to all of the Company's principal markets)

Business Segments

The table below sets forth the composition of the Company's net sales from continuing operations for each of the last three years (dollar amounts in millions):

	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Housing	$117.2	98.0	$119.2	100.0	$159.7	100.0

Other	$2.4	2.0	-	-	-	-

Total	$119.6	100.0	$119.2	100.0	$159.7	100.0

Additional information concerning business segments is included in Note 3 of the Notes to Consolidated Financial Statements.

Seasonality

Historically, the Company has experienced greater sales during the second and third quarters with lesser sales during the first and fourth quarters. This reflects the adverse impact of weather on general construction for the system-built building applications.

Employees

At December 31, 2008, Coachmen employed 754 people, 252 of whom are salaried and involved in operations, engineering, purchasing, manufacturing, service and warranty, sales, distribution, marketing, human resources, accounting and administration. The Company provides group life, dental, vision services, hospitalization, and major medical plans under which the employee pays a portion of the cost. In addition, employees can participate in a 401(k) plan and a stock purchase plan. The Company considers its relations with employees to be good.

Research and Development

During 2008, the Company’s continuing operations spent approximately $2.2 million on research related to the development of new products and improvement of existing products. The amounts spent in 2007 and 2006 were approximately $2.4 million and $2.5 million, respectively.

Item 1A.              Risk Factors

(References to "we", "us" or "our" in the following discussion refer to the Company.)

Risks Relating to Our Business

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by the factors described below.

While we describe each risk separately, some of these risks are interrelated and certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we may face. Additional risks and uncertainties not presently known to us, or that we currently do not consider significant, could also potentially have a material adverse effect on our business, results of operations and financial condition.

There is substantial doubt about our ability to continue as a going concern.

Our independent public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that despite our sale of the assets related to the RV Segment, our recurring net losses and lack of current liquidity raise substantial doubt about our ability to continue as a going concern. Our plans concerning these matters, including our Viability Plan, are discussed in Note 2 to the accompanying audited consolidated financial statements. Our future is dependent on our ability to execute our Viability Plan successfully or otherwise address these matters. If we fail to do so, we may not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.

Our business, the success of our Viability Plan and our ability to continue as a going concern are highly dependent on our ability to obtain financing or additional capital.

Our ability to continue as a going concern is highly dependent upon our ability to obtain financing or other sources of capital. The Company is currently working with a bridge loan lender to put in place a $6 million bridge loan. The final terms and timing of the closing of this loan are dependent upon a number of factors, including the lender completing their due diligence, determination of covenants, security and other terms and documentation of the loan agreement. We cannot assure you that the loan will close and if it does, on what terms, or that such a bridge loan if successfully achieved will be sufficient to address our immediate liquidity needs.

The Company is also currently exploring various opportunities to monetize a portion of the expected recovery on certain litigation claims. As discussed in Note 13, the Company has received a favorable verdict against Crane Composites, Inc. f/k/a Kemlite for breach of contract and multiple warranty claims arising from the sale of defective sidewall material to Coachmen Industries, Inc. subsidiaries. All of the counts alleged in the original complaint were found in favor of the Company. The remaining phase of the trial will determine the amount of damages payable on this liability judgment. The Company has asserted claims for warranty related expense in excess of $19 million and is seeking to recover additional damages for lost profits, lost market share and the sale of the RV business. It is anticipated that the final phase of the trial will be conducted in the latter part of 2009. There can be no assurance about the amount or timing of any recovery that the Company may realize from this litigation, nor is there any assurance that the Company will be able to monetize a portion of the potential settlement prior to the final phase of the trial.

On February 10, 2009, the Company’s Board of Directors authorized and recommended, subject to shareholder approval, an amendment to the Company’s Articles of Incorporation, as amended, to authorize the issuance of 10,000,000 shares of preferred stock. The Indiana Business Corporation Law requires approval of the Company’s shareholders in order to adopt the proposed amendment. To be approved requires that more shares are voted in favor of the amendment than shares are voted against. If shareholders approve and authorize this amendment, the Company intends to file Articles of Amendment to authorize the issuance of 10,000,000 shares of preferred stock promptly following the Annual Meeting. The amendment will become effective upon filing the prescribed Articles of Amendment with the Indiana Secretary of State.

Under the proposed amendment, the Company’s Board of Directors would have the authority to issue shares of preferred stock and to determine the designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions of the preferred stock prior to issuance without further action by the Company’s shareholders, except as may be required by applicable law or pursuant to the requirements of the exchange or quotation system upon which our securities are then trading or quoted.

There are no assurances that the shareholders will approve this amendment, and even if approved, that the Board will issue such preferred stock.

The Company is also in discussions with a number of third parties regarding various other opportunities to obtain financing or raise equity capital. There are no assurances that the Company’s efforts will be successful or the timing or terms of any such opportunities.

The success of our Viability Plan is dependent upon obtaining financing or additional capital, and without such an infusion we may not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.

Our business, the success of our Viability Plan and our ability to continue as a going concern are also dependent on sales volume. Since 2006, housing sales within the U.S. market declined significantly and there is no assurance that the housing market will recover in the near term or that it will not suffer additional declines. Major projects have long development periods and there are no assurances that current projects in the pipeline will be obtained in the near term.

Our business and financial results are sensitive to sales volume. Housing sales in the United States as measured by single-family housing starts have fallen 57.5% since 2006. The deteriorating economic and market conditions that have driven the drop in housing sales, including declines in real estate values and household incomes, rising unemployment, tightened credit markets, and weakened consumer confidence, are not likely to improve significantly during the first half of 2009 and may continue past that. While it is impossible to predict with any certainty, based on information currently available we believe that traditional housing sales will begin to recover in late 2009 or early 2010. Sales volumes may decline more severely or take longer to recover than we expect, however, and if they do, our results of operations and financial condition and the success of the Viability Plan will be adversely affected.

Our current major project pipeline is strong even under current market conditions. However, the ability to convert these potential projects into firm orders is dependent on many factors, some of which are outside the control of the Company. Factors impacting the timing and success rate of closing on major projects include the availability of credit to our customers, our ability to obtain bid and performance bonds related to the projects, and timing of government funding of projects.

While we have experience and success in profitably producing multi-family residential structures, and experience in managing large-scale construction projects, these large projects such as dormitories, military barracks and apartments typically have a long incubation period and there are no assurances that current projects in the pipeline will be obtained in the near term. Further, the per-project risks are higher for large-scale projects than with single-family homes. These large-scale projects risks include, but are not limited to, the potential inability to meet contract specifications and timetables, the potential increased liability from possible larger claims resulting from large-scale projects, construction of new products with significantly different designs from single-family homes, and the performance of our business partners and (sub) contractors on large-scale projects. If we fail to mitigate these risks, they may have a material adverse effect on revenues, profitability and the success of the Viability Plan.

Our Viability Plan relies in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our Viability Plan may be unsuccessful and we may be unable to continue as a going concern.

Our Viability Plan relies in large part upon assumptions and analyses that we developed based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and predictions as reflected in our Viability Plan depends on a number of factors, including but not limited to:

•	The restoration of credit markets capable of funding loans with sustainable terms,
•	Our ability to obtain adequate bid and performance bonds,
•	Our ability to improve plant utilization and to achieve or maintain reductions in costs as a result of the actions taken,
•	Customer’s confidence in our viability as a continuing entity and our ability to continue to attract customers, particularly major project,
•	Our ability to manage liabilities retained by the Company related to the RV Segment within expectations,
•	The health of the RV Industry which will have a direct impact on the magnitude of repurchase obligations during the repurchase period,
•	Our ability to minimize contingent liabilities and other draws upon our liquidity,
•	The availability of adequate financing on acceptable terms to our builders, contractors, suppliers and end customers to enable them to continue their business relationships with us, and
•	The overall strength and stability of general economic conditions of the housing industry and construction industry.

In addition, our Viability Plan relies upon financial projections, including with respect to (1) revenue and improvements in earnings before interest, taxes, and depreciation margins, (2) growth in earnings and cash flow, and (3) contingent expenses, particularly those related to the former RV Segment. Financial projections are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial projections will not be accurate. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from our Viability Plan. Consequently, there can be no assurance that the results or developments predicted by our Viability Plan will occur or, even if they do occur, that they will have the anticipated effects on our operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of our Viability Plan and our ability to continue as a going concern.

Inadequate liquidity could materially adversely affect our business operations in the future.

We require adequate liquidity to fund working capital needs, particularly related to major projects and run our normal business operations. If we continue to operate with minimum cash levels necessary to support our normal business operations, we may be forced to curtail programs that are important to the future success of our business. Our suppliers might respond to an apparent weakening of our liquidity position by requesting quicker payment of invoices or other assurances. If this were to happen, our need for cash would be intensified, and we might be unable to make payments to our suppliers timely.

While we received significant liquidity through the sale of RV Group assets, the majority of the proceeds are tied up in escrow accounts or were utilized to pay liabilities, including liabilities retained by the Company related to the RV Group. In addition, an unexpected move by a lender not to provide a bridge loan directly impacted our liquidity, and also required us to commit substantial funds, which otherwise would be available for operations, to collateralize letters of credit. Our efforts to continue to maintain adequate liquidity is very challenging given the current business environment and the impending working capital requirements of the upcoming major projects. Our ability to maintain adequate liquidity through the first half of 2009 will depend significantly on the volume and quality of sales, the continuing curtailment of operating expenses and capital spending, or financing options.

We are committed to exploring all possible liquidity enhancement options because there is no assurance that industry or capital market conditions will improve before the second half of 2009, if then. Even if we implement the Viability Plan and other planned operating actions that are within our control, our liquidity during the remainder of 2009 may be inadequate to operate our business unless economic and industry conditions improve, we receive proceeds from asset sales, we take more aggressive working capital initiatives, or we obtain financing or other private sources of funding, or some combination of these actions occurs. If we fail to obtain sufficient liquidity for any reason, we may not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.

We have not been able to obtain and may not be able to obtain a line of credit or secure alternative financing in the near future, and the terms of any future financings may limit our ability to manage our business. Difficulties in obtaining financing on favorable terms could have a negative effect on our ability to execute our business strategy.

The Company generally relies on funds from operations and available funds from the Company owned life insurance policies as its primary sources of working capital and liquidity. Previously, the Company had maintained a $55.0 million line of credit to meet its seasonal working capital needs (see Note 6 of Notes to Consolidated Financial Statements). At December 31, 2008 this bank line of credit had been fully paid and was terminated except for outstanding letters of credit totaling $7.5 million that are now fully backed by cash collateral which is reflected as restricted cash on the consolidated balance sheet. If the Company is unsuccessful in securing a replacement financing arrangement in the near future, or if we cannot obtain financing on acceptable terms, it will have a material adverse effect on the Company’s business, results of operations and financial condition including but not limited to restricting our availability of working capital and ability to make capital expenditures and limiting our ability to react to changes in market conditions due to a lack of resources to develop new products.

Effect on liquidity — Industry conditions and our operating results have limited our sources of capital in the past. If we are unable to locate suitable sources of capital when needed we may be unable to maintain or expand our business.

We currently are dependent upon our cash balances (including cash available from Company owned life insurance policies) and our cash flows from operations to finance our operating requirements, capital expenditures and other needs. The downturn in the housing industry, combined with our operating results and other changes, has limited our sources of financing in the past. If our cash balances, cash flows from operations, and other available resources are insufficient to finance our operations and alternative capital is not available, we may not be able to expand our business and make acquisitions, or we may need to curtail or limit our existing operations, or we may be forced to liquidate assets.

The credit crisis — The credit crisis has significantly affected the financial markets and the U.S. economy

The current global credit crisis has significantly affected the financial markets and the economies in the U.S. The housing markets in the U.S. have been significantly impacted by the credit crisis. Conditions in the U.S. are likely to affect the availability and cost of financing for the builders and developers who buy our homes and for individual home buyers. The lack of availability to credit to finance home purchases, major projects or buses has severe impact on sales which in turn affects cash flow and availability. Additionally, the selling prices of homes that we market in the U.S. may be pressured due to competition from excess inventories of new and pre-owned homes and from foreclosures.

The housing industry is highly competitive, some of our competitors have significantly greater resources than us and competitive conditions could adversely affect our business or our financial results.

The housing industry is highly competitive. Although we produce system-built homes and residential structures, management considers competition in the Housing Segment to come from four sources:
·      traditional site-built homebuilders,
·      traditional building contractors,
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

Increased competition from site builders may reduce our net sales.

Our products compete with site-built homes. The sales of site built homes have been declining, resulting in declining appraisal values and in greater availability of lower priced site built homes in the market. The increase in availability, along with the decreased price of site built homes, could make them more competitive and lead to decreases in the sales of our homes, which could negatively impact our results of operations.

Consumer financing availability — Further tightening of mortgage lending or mortgage financing requirements or further turmoil in credit and mortgage lending markets could adversely affect the availability of credit and thereby reduce our sales.

The mortgage lending and mortgage finance industries experienced significant instability during 2007 and 2008 due to, among other things, delinquencies, defaults and foreclosures on home loans and a resulting decline in their market value, particularly sub prime and adjustable-rate loans. Many providers, purchasers and insurers of such loans have gone out of business or exited the market. As a result of these developments, lenders, investors, and regulators questioned the adequacy of lending standards and credit requirements for the loan programs made available to borrowers in recent years. Consequently, there has been reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity, increased credit risk premiums and regulatory actions. Deterioration in credit quality among sub prime, adjustable-rate and other nonconforming loans has caused most lenders to stop offering such loan products, resulting in fewer loan products and providers and tighter loan qualifications. The resulting difficulty to finance the purchase of homes for some categories of borrowers has slowed any general improvement in the housing market, which could negatively impact our sales and results of operations.

The availability, terms and costs of consumer financing depend on the lending practices of financial institutions, government regulations and economic and other conditions, all of which are beyond our control.

Our business is cyclical and is significantly affected by changes in general and local economic conditions, which can lead to fluctuations in our operating results.

Our traditional single-family home business is cyclical, therefore there can be substantial fluctuations in production, shipments, sales, and operating results, and the results for any prior period may not be indicative of results for any future period.

Our business can be substantially affected by adverse changes in general economic, demographic or business conditions that are outside of our control, including changes in:

•	short and long-term interest rates,
•	the availability of financing for homebuyers,
•	consumer confidence generally and the confidence of potential homebuyers in particular,

•	U.S. and global financial system and credit market stability,
•	private and federal mortgage financing programs and federal and state regulation of lending practices,
•	federal and state income tax provisions, including provisions for the deduction of mortgage interest payments,
•	housing demand from population growth and demographic changes, among other factors,
•	employment levels and job and personal income growth,
•	real estate taxes, and
•	general economic conditions, including inflation and recessions.

Adverse changes in these conditions may affect our business. We cannot assure that the factors currently adversely affecting our business will not continue, or have an adverse effect beyond their present scope and adversely affect our future results.

Tax law changes could make home ownership more expensive or less attractive.

Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for calculating an individual’s federal, and often state, taxable income, subject to various limitations, under current tax law and policy. If the federal government or a state government changes income tax laws by eliminating or substantially reducing these income tax benefits, the after-tax cost of owning a new home would increase substantially. This could adversely impact demand for our products and our sales and results of operations.

Our business is seasonal, leading to fluctuations in sales, production and operating results at various times during the calendar year.

We have experienced, and will likely continue to experience, significant variability in sales, production and net income as a result of seasonality. Demand for housing generally declines during the winter season, while sales and profits are generally highest during the spring and summer seasons. In addition, unusually severe weather conditions in some markets may cause delays in laying foundations or other site preparation work which may result in delayed deliveries of our system-built homes. In some markets, so-called “frost laws” may limit the size and weight of vehicles permitted on roadways, thus limiting our ability to deliver and set our homes. Consequently, we may experience lower production, revenues and profitability with higher inventory levels in the Housing Segment due to weather and weather-related factors.

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

The market for our Housing Segment is concentrated in the Midwest, Southeast and Middle Atlantic regions of the United States, and a continued weakness in demand in that area could have a material negative effect on revenues and profitability.

Our Housing Segment is geographically located in the Midwest, Southeast, and Middle Atlantic regions of the United States. Softness in the housing market within those regions negatively impacted revenues and profitability at our production facilities in Indiana, North Carolina and Virginia in 2008. We can offer no assurance that the demand for housing will not remain weak in the areas in which we have a high sales concentration. Any decline in traditional home sales could have a material adverse effect on our revenues and profitability.

The performance of our Housing Segment related to major contracts may adversely affect revenues and profitability.

Beginning in 2003, our Housing Segment formed All American Building Systems to pursue opportunities beyond its core single-family housing market. While we have experience and success in profitably producing multi-family residential structures, and experience in managing large-scale construction projects, these markets present a number of risks, including the following:

·      potential inability to meet contract specifications and timetables for large-scale projects,
·      performance of our business partners and (sub) contractors on large-scale projects,
·      potential increased liability from possible larger claims resulting from large-scale projects,
·      construction of new products with significantly different designs from single-family homes,
·      compliance with state and local building codes and zoning laws, and
·      production scheduling to meet demand from existing builders and large projects.

Further, the per-project risks are higher for large-scale projects than with single-family homes. If we fail to mitigate these risks, they may have a material adverse effect on revenues and profitability.

Homebuilding is subject to warranty and liability claims in the ordinary course of business that could be significant.

In the ordinary course of our business, we are subject to home warranty and construction defect claims. We record warranty and other reserves for the homes we sell based on historical experience in our served markets and our judgment of the risks associated with the types of homes we build. We have, and require the majority of our subcontractors to have, general liability, property, errors and omissions, workers compensation and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles, and other coverage limits. We reserve for costs to cover our self-insured and deductible amounts under these policies and for any costs of claims and lawsuits, based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported. Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our reserves will be adequate to address all our warranty and construction defect claims in the future, or that any potential inadequacies will not have an adverse affect on our results of operations. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently limited and costly. There can be no assurance that coverage will not be further restricted, increasing our risks, and become more costly.

Actions taken pursuant to our restructuring plan may have an adverse impact on our earnings and financial position.

A number of actions to reduce expenses and improve capacity utilization were implemented in 2007 and 2008. These actions included the sale of unprofitable units, the closure or consolidation of certain production facilities, the sale of non-operating assets and a reduction in salaried and hourly workforce. The success of these initiatives depends on our ability to realize estimated cost savings resulting from the restructuring. Inability to realize these cost savings may materially adversely affect our future operating results and financial position.

The ability to attract and retain qualified senior managers may adversely affect our operating results.

The current management team has largely been in place since late 2006. Although we strive to offer competitive salaries, benefit programs and effective succession plans, there can be no assurance that we will be able to attract and retain effective senior managers. Any inability to retain qualified senior managers may adversely impact our ability to execute current and future operating plans.

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

We have historically carried as assets on our books tax loss carry-forwards from past results and other deferred tax assets from continuing operations, which can be used to offset taxes on future income for periods of up to 20 years. However, because of the losses incurred in 2008, 2007 and 2006, financial accounting standards required us to write down all of these deferred tax assets as of December 31, 2008, December 31, 2007 and December 31, 2006 since we were not certain that we could take full advantage of them over the next few years. The write down of deferred tax assets was for financial reporting purposes and are still available. In fact, the majority of the Company’s operating loss carry-forwards does not begin to expire until 2026, and may continue to be used to offset taxes on any potential income the Company may generate until at least that time. As of December 31, 2008, the Company has $61.8 million of deferred tax assets available for future use (see Note 11 of Notes to Consolidated Financial Statements).

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

Currently, none of our employees are members of any union or covered under any collective bargaining agreement. We provide competitive wages and a variety of benefits to our employees, including group life, dental, vision services, hospitalization, and major medical plans, a 401(k) plan and a stock purchase plan. Company matches to the 401(k) plan were suspended in 2008. Although we consider our relations with employees to be good, any material changes in labor costs or practices, including those resulting from union activity may have a negative impact on our profitability.

New York Stock Exchange — We have received notice from the New York Stock Exchange (NYSE) that we are not in compliance with the exchange’s continued listing standards because the Company’s 30 trading day average market fell below $75 million.

The listing of our common stock on the NYSE is at risk as a result of our average market capitalization falling below $75 million over a consecutive 30-day trading period and our shareholders’ equity falling below $75 million. While the Company will present a plan to the NYSE within the required 45-day period demonstrating how it plans to regain compliance with these listing standards within the allotted 18-month compliance period we cannot assure you that we will be able to cure this deficiency in the time permitted. In addition, there can be no guarantee that the Company will remain in compliance with other continued listing requirements related to share price and stockholder’s equity.

Although the NYSE suspended its one-dollar share price rule until June 30, 2009, there is no assurance that we will be in compliance with this listing standard after that date. In the current environment we cannot assure you that we will not be in violation of other NYSE listing standards, some of which may not be curable.

The expected benefits of our recent joint venture with ARBOC Mobility may not be realized.

Through a joint venture with ARBOC Mobility, Coachmen Specialty Vehicles manufactures a full line of ADA accessible buses under the Spirit of Mobility brand name as the Company entered into an agreement to produce buses for ARBOC Mobility LLC, a marketer of specialized transit and shuttle buses designed for users with mobility challenges. The anticipated advantages of the joint venture, which is a new revenue stream to add profits, may not be realized. In addition, the Company does not have the historical experience to use to predict possible future costs of warranty related to these products. The process of establishing the operations of the joint venture may result in unforeseen operating difficulties and may require a significant amount of management’s attention that would otherwise be focused on the ongoing development of our housing business, and could have a material adverse effect on our business, results of operations, and financial condition.

Repurchase agreements with floorplan lenders from our former recreational vehicle business could result in increased costs.

In accordance with customary practice in the RV industry, we entered into repurchase agreements with various financial institutions under which we agree to repurchase product at declining prices over the term of the agreements (typically 12 to 15 months), if an independent retailer defaults in its obligation to these credit sources. The difference between the gross repurchase price we pay and the price at which the repurchased product can then be resold, which is typically at a discount to the original sale price, represents a financial expense to us. Current market conditions would likely require a deeper discount than we have experienced historically to resell repurchased units. The market conditions for recreational vehicles have continued to deteriorate, resulting in the bankruptcies of several RV manufacturers. As a result, if we were obligated to repurchase a large number of recreational vehicles in the future, this would increase costs, which could have a negative effect on earnings. A tightening of credit standards by lenders and more aggressive collection efforts by lenders has resulted in more defaults by dealers. These defaults could trigger repurchase obligations on us that may be higher than historical levels. The estimated contingent liability approximates $98 million at December 31, 2008 ($176 million at December 31, 2007 and $187 million at December 31, 2006). At December 31, 2008, 2007 and 2006, $2.5 million, $0.7 million and $0.3 million, respectively, was recorded as an accrual for estimated losses under repurchase agreements (see Note 13 of Notes to Consolidated Financial Statements).

Various types of litigation, product liability and warranty claims relating to our former recreational vehicle business could result in increased costs.

We are subject to litigation arising in the ordinary course of our former recreational vehicle business, typically for product liability and warranty claims that are common in the recreational vehicle industry. While we do not believe that the outcome of any pending litigation, net of insurance coverage, will materially adversely affect our business, or financial condition, we cannot provide assurances in this regard. We have an insurance policy covering the general and product liability of our former recreational vehicle business of $50 million for five years, however, we are self-insured for a portion of product liability claims. Self-insurance retention liability is $250,000 per occurrence. Further, successful assertion against us of one or a series of large uninsured claims, or of a series of claims exceeding our insurance coverage, could have a material adverse effect on our business, cash flows, and financial condition (see Note 13 of Notes to Consolidated Financial Statements).

We are also subject to warranty claims in the ordinary course of our former recreational vehicle business. Although we maintain reserves for such claims, and an escrow account was established in conjunction with the sale of recreational vehicle assets for the payment of warranty claims, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A significant increase in warranty claims exceeding our current warranty expense levels could have a material adverse effect on our financial condition and cash flows (see Note 1 of Notes to Consolidated Financial Statements).

Litigation and Congressional inquiries regarding the use of materials containing formaldehyde in the Company’s products may adversely affect the future financial results.

The Company was named as a defendant in a number of lawsuits alleging that the plaintiffs were exposed to levels of formaldehyde contained in components used in the construction of FEMA-supplied trailers manufactured by the Company's subsidiaries (and other manufacturers) for temporary shelter in hurricane-affected areas of the Gulf Coast. Although the litigation proceeded through the class certification process, and class certification was denied, the results of such litigation and inquiries cannot be known at this time, however the outcome may have a direct material adverse impact on the Company’s financial results and may also have an indirect adverse effect on the Company’s results arising from negative publicity, damage to the Company’s reputation in the marketplace and negative perceptions of the Company’s product by the public.

Item 1B.              Unresolved Staff Comments

None.

Item 2.                 Properties

The Company owns or leases 1,566,759 square feet of plant and office space, located on 401.7 acres, of which 1,269,857 square feet are used for manufacturing, 112,118 square feet are used for warehousing and distribution, 94,488 square feet are offices and 90,296 square feet are used for customer service. Included in these numbers are 39,310 square feet leased to others and 216,063 square feet available for sale or lease. The properties that are shown as available for sale or lease under the Housing Group are classified as real estate held for sale in the consolidated financial statements but the Middlebury, Indiana property listed under Other as available for sale or lease is not classified as real estate held for sale in the consolidated financial statements as they do not meet the criteria for such classification outlined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We believe that our present facilities, consisting primarily of steel clad, steel frame or wood frame construction and the machinery and equipment contained therein, are well maintained and in good condition.

The following table indicates the location, number and size of our properties by segment as of December 31, 2008:
Location	Acreage	No. of Buildings	Building Area (Sq. Ft.)
Properties Owned and Used by Registrant:
Housing Group
Milliken, Colorado	23.0	1	151,675
Decatur, Indiana	40.0	2	215,995
Dyersville, Iowa	20.0	1	168,277
Rutherfordton, North Carolina *	36.8	1	169,177
Rocky Mount, Virginia	44.7	6	137,693
Subtotal	164.5	11	842,817
Other
Fitzgerald, Georgia	29.6	5	170,670
Elkhart, Indiana	16.2	3	53,841
Middlebury, Indiana	14.8	3	116,762
Subtotal	60.6	11	341,273
Total owned and used	225.1	22	1,184,090

Properties Leased and Used by Registrant:
Other
Chino, California	4.7	3	84,296
Elkhart, Indiana	2.8	1	43,000
Total leased and used	7.5	4	127,296

Properites Owned by Registrant and Leased to Others:
Other
Crooksville, Ohio	10.0	2	39,310
Total owned and leased	10.0	2	39,310

Properties Owned by Registrant and Available for Sale or Lease:
Housing Group
Decatur, Indiana	3.3	2	86,310
Zanesville, Ohio	23.0	2	129,753
Subtotal	26.3	4	216,063
Other
Middlebury, Indiana	132.8	0	0
Pigeon Forge, Tennessee	2.1	0	0
Subtotal	134.9	0	0
Total owned and available for sale or lease	161.2	4	216,063

Total Company	403.8	32	1,566,759

* The Company announced on March 10, 2009 the temporary curtailment of production at the North Carolina facility until backlogs warrant resuming production.

Item 3.                 Legal Proceedings

In February 2009 the Company received a favorable verdict against Crane Composites, Inc. f/k/a Kemlite for breach of contract and multiple warranty claims arising from the sale of defective sidewall material to Coachmen Industries, Inc. subsidiaries. All of the counts alleged in the original complaint were found in favor of the Company. The remaining phase of the trial will determine the amount of damages payable on this liability judgment. The Company asserted claims for warranty-related expenses in excess of $19 million and is seeking to recover additional damages for lost profits, lost market share and the sale of the RV business. It is anticipated that the final phase of the trial will be conducted in the latter part of 2009. There can be no assurance about the amount or timing of any recoveries that the Company may realize from the final phase of the trial.

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

The Company was named as a defendant in a number of lawsuits alleging that the plaintiffs were exposed to levels of formaldehyde in FEMA-supplied trailers manufactured by the Company's subsidiaries (and other manufacturers) and that such exposure entitles plaintiffs to an award, including injunctive relief, a court-supervised medical monitoring fund, removal of formaldehyde-existing materials, repair and testing, compensatory, punitive and other damages, including attorneys’ fees and costs. The litigation proceeded through the class certification process. In December 2008, class certification was denied.

The Company finalized arbitration with a housing customer over damages resulting from a construction project during the third quarter of 2006 and the final settlement did not exceed the amount the Company had previously accrued for this matter.

During the first quarter of 2006, the Company entered into a partial settlement of an insurance matter for $0.75 million, net of a contingency fee. This amount was recorded as a reduction to the Company's general and administrative expenses in the first quarter. The settlement was received during the second quarter of 2006.

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

Item 4.                 Submission of Matters to a Vote of Security Holders

On December 19, 2008, the Company held a Special Meeting of Shareholders to vote on a proposal to approve the Asset Purchase Agreement dated as of November 20, 2008, and to authorize the sale of substantially all of the assets of the Company’s recreational vehicle manufacturing and sales business to Forest River, Inc. There were 15,902,185 shares eligible to vote as of the record date. A quorum was present. The proposal was approved. The following are the voting results of the proposal:

Proposal	For	Against	Abstain

Asset Purchase Agreement and Sale of Recreational Vehicle Business	10,148,615	11,378	5,318

Executive Officers of the Registrant

The following table sets forth the executive officers of the Company, as of December 31, 2008:

Name	Position

Richard M. Lavers	President and Chief Executive Officer

Colleen A. Zuhl	Chief Financial Officer

Michael R. Terlep, Jr.	President, CLI dba Coachmen RV Group and President, Coachmen Recreational Vehicle Company, LLC
(employment was terminated in January 2009 in conjunction with the sale of RV assets)

Rick J. Bedell	President, CBI dba Coachmen Housing Group

Leslie G. Thimlar	Vice President, Human Resources
W. Todd Woelfer	General Counsel

Richard M. Lavers (age 61) was named Chief Executive Officer of the Company in August 2006. He was elected to the Board in April 2007, and made President that same year. In December 2005, he was named Chief Financial Officer and Chief Administrative Officer of the Company. Mr. Lavers assumed the position of Executive Vice President of the Company in May 2000 and served as General Counsel and Secretary of the Company from March 1999. He joined the Company in October 1997 as General Counsel. From 1994 through 1997 Mr. Lavers was Vice President, Secretary and General Counsel of RMT, Inc. and Heartland Environmental Holding Company. Mr. Lavers earned both his B.A. degree and his J.D. degree from the University of Michigan.

Colleen A. Zuhl (age 42) assumed the position of Chief Financial Officer in August 2006 and had previously served as the Company’s Vice President and Controller since joining the Company in April 2004. In December 2005, Mrs. Zuhl also assumed the duties of Chief Accounting Officer for the Company. From 1988 to 2004, Mrs. Zuhl was employed by Ernst & Young, LLP, most recently as a Senior Audit Manager. Mrs. Zuhl earned a B.S. degree from Hillsdale College.

Michael R. Terlep, Jr. (age 47) was appointed President of Coachmen Recreational Vehicle Company in June 1997. Prior to that he was Executive Vice President of Coachmen RV, with retained responsibility for product development, among other duties, since 1993. He was given the additional responsibility of General Manager of the Indiana Division in 1995. Prior to his promotion to Executive Vice President, Mr. Terlep served as Vice President of Sales and Product Development from 1990 to 1993. He has held several other management positions with the Company since joining Coachmen in 1984. He received his B.A. degree from Purdue University. Mr. Terlep’s employment with Coachmen Recreational Vehicle Company was terminated in January 2009 in conjunction with the sale of RV assets to Forest River, Inc.

Rick J. Bedell (age 56) rejoined the Company as the President of Consolidated Building Industries, LLC, dba The Coachmen Housing Group. Mr. Bedell was formerly the President of Miller Building Systems and served on its Board of Directors for four years. Prior to that, he was Executive Vice President/COO, while Miller was a publicly held company, with overall responsibility for sales, engineering, and plant operations since 1998. Prior to his promotion to Executive Vice President, Mr. Bedell served as Vice President of Operations in Miller’s Kansas facility from 1996 to 1998 and also in the California Division from 1989 to 1996. Before joining Miller Building Systems in 1989, Mr. Bedell’s career in the modular construction industry began in 1978, with PBS Building Systems followed by Modulaire Industries in capacities including field project management, sales management, and general management.

Leslie G. Thimlar (age 53) was appointed Vice President, Human Resources for Coachmen Industries in 2001. Prior to that, he was Assistant Vice President, Human Resources from 1996 through 2001 with responsibility for corporate human resource functions. From 1986 until 1996 Mr. Thimlar served as Vice President, Human Resources for Ancilla Health Care. He received his B.S. and M.P.A. degrees from Indiana University.

W. Todd Woelfer (age 41) was appointed General Counsel in May of 2007. Mr. Woelfer practices law as a partner at the firm of May Oberfell Lorber where he focuses on the representation of corporate clients, including Coachmen Industries. Mr. Woelfer earned both his B.S. in Business Administration and his J.D. degrees from Valparaiso University.

Part II

Item 5.                 Market for Registrant's Common Equity and Related Stockholder Matters

The following table discloses the high and low sales prices for Coachmen's common stock during the past two years as reported on the New York Stock Exchange, along with information on dividends declared per share during the same periods.

	High & Low Sales Prices		Dividends Declared
	2008	2007	2008	2007

1st Quarter	$6.01 - 2.75	$11.74 - 10.53	$-	$.03

2nd Quarter	3.78 - 2.11	11.20 - 9.66	-	.03

3rd Quarter	2.64 - 1.65	9.76 - 6.35	-	-

4th Quarter	$2.53 - 0.48	$7.02 - 5.00	$-	$-

The Company's common stock is traded on the New York Stock Exchange: stock symbol COA. The number of shareholders of record as of January 31, 2009 was 1,810.

The listing of our common stock on the NYSE is at risk as a result of our average market capitalization falling below $75 million over a consecutive 30-day trading period and our shareholders’ equity falling below $75 million. While the Company will present a plan to the NYSE within the required 45-day period demonstrating how it plans to regain compliance with these listing standards within the allotted 18-month compliance period we cannot assure you that we will be able to cure this deficiency in the time permitted. In addition, there can be no guarantee that the Company will remain in compliance with other continued listing requirements related to share price and stockholder’s equity.

Although the NYSE suspended its one-dollar share price rule until June 30, 2009, there is no assurance that we will be in compliance with this listing standard after that date. In the current environment we cannot assure you that we will not be in violation of other NYSE listing standards, some of which may not be curable.

See Item 12 for the Equity Compensation Table.

The Company repurchased 30,815 shares of its stock during the fourth quarter of the fiscal year ended December 31, 2008.

Item 6.                 Selected Financial Data

Five-Year Summary of Selected Financial Data
-Year Ended December 31-
(in thousands, except per share amounts)

	2008	2007	2006	2005	2004

Net sales	$119,596	$119,186	$159,672	$180,231	$208,592
Gross profit	17,379	12,847	19,933	24,171	34,696
Net income (loss) from continuing operations	(18,679)	(10,938)	1,041	(1,891)	2,109
Discontinued operations:
Gain (loss) from operations of discontinued entities	(40,636)	(28,777)	(35,744)	(23,840)	11,490
Gain (loss) on sale of assets of discontinued entities	(9,687)	963	2,898	(620)	1,735
Income (loss) from discontinued operations	(50,323)	(27,814)	(32,846)	(24,460)	13,225
Net income (loss)	$(69,002)	$(38,752)	$(31,805)	$(26,351)	$15,334

Earnings (loss) per share - Basic
Continuing operations	$(1.18)	$(0.69)	$0.07	$(0.12)	$0.14
Discontinued operations	(3.19)	(1.77)	(2.10)	(1.57)	0.85
Net earnings (loss) per share - Basic	(4.37)	(2.46)	(2.03)	(1.69)	.99

Earnings (loss) per share - Diluted
Continuing operations	(1.18)	(0.69)	0.07	(0.12)	0.14
Discontinued operations	(3.19)	(1.77)	(2.10)	(1.57)	0.85
Net earnings (loss) per share - Diluted	$(4.37)	$(2.46)	$(2.03)	$(1.69)	$.99

Cash dividends per share	$-	$.06	$.18	$.24	$.24

At year-end:

Working capital (1)	$4,694	$25,336	$62,784	$93,308	$121,312
Total assets	107,404	207,668	243,134	322,816	357,723
Long-term debt	2,190	3,010	3,862	12,913	14,943
Shareholders' equity	52,689	121,133	160,331	193,803	224,418
Book value per share	$3.33	$7.70	$10.20	$12.30	$14.27
Number of employees	754	2,305	2,655	3,677	4,416

(1) Working capital is defined as current assets less current liabilities.

Note: The Five-Year Summary of Selected Financial Data above has been restated to reflect discontinued operations and should be read in conjunction with Note 12, Restructuring Charges and Discontinued Operations, of the Notes to the Consolidated Financial Statements appearing in this report. The Five-Year Summary of Selected Financial Data above has shipping and handling costs reclassified for years prior to 2007, and should be read in conjunction with Note 1, Nature of Operations and Accounting Policies, of the Notes to the Consolidated Financial Statements appearing in this report.

Item 7.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

This MD&A should be read in conjunction with the accompanying consolidated financial statements which have been prepared assuming that we will continue as a going concern. As discussed in Note 2 of the Notes to the Consolidated Financial Statements, our recurring losses from operations, minimal working capital, and inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 of the Notes to the Consolidated Financial Statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EXECUTIVE SUMMARY

The Company was founded in 1964 as a manufacturer of recreational vehicles and began manufacturing system-built homes in 1982. Since that time, the Company has evolved into a leading manufacturer in the housing business through a combination of internal growth and strategic acquisitions. Through a joint venture with ARBOC Mobility, Coachmen Industries also manufactures a line of low floor ADA-compliant buses under the Spirit of Mobility brand name.

The Company's housing business is subject to certain seasonal demand cycles and changes in general economic and political conditions. Demand generally declines during the winter season, while sales and profits are generally highest during the spring and summer months. Inflation and changing prices have had minimal direct impact on the Company in the past in that selling prices and material costs have generally followed the rate of inflation. However, since 2004, rapid escalations of prices for certain raw materials combined with a number of price protected sales contracts have at times adversely affected profits. Material surcharges are added to the price when appropriate and allowed. Changes in interest rates may impact the Housing Segment with rising interest rates potentially dampening sales.

In order to supplement the Company’s single-family residential housing business, the Housing Segment continues to pursue opportunities for larger projects in multi-family residential and commercial markets. The results of the Company’s All American Building Systems (AABS) major projects efforts continue to improve, and significantly contributed to earnings in 2008, primarily through the production of military barracks. During 2006, AABS was a member of a consortium that was awarded a contract for the second phase of barracks construction at Fort Bliss in Texas, and contributed in excess of $10 million to revenue in 2007. In addition, in 2008, AABS provided military housing at Ft. Carson in Colorado. This project resulted in revenues of over $40 million during 2008. Another opportunity for the Housing Group involves the reconstruction of the Gulf Coast regions damaged by hurricanes in 2005. As the infrastructure, including basic utilities, vital services and transportation networks are restored, the Company expects to receive contracts for its modular homes and multi-family structures which offer better costs, structural integrity and timeliness of completion than other alternatives.

Restructuring Plan

When describing the impact of these restructuring plans, all determinations of the fair value of long-lived assets were based upon comparable market values for similar assets.

On December 26, 2008, the Company completed the sale of substantially all of the assets of the Company’s RV Segment, consisting of its recreational vehicle manufacturing and sales business, to Forest River, Inc. The closing consideration paid was approximately $40.6 million. Of the closing consideration, approximately $11.5 million was paid into two escrow accounts and is subject to reduction for indemnification and certain other claims including warranty. Proceeds were applied in accordance with the terms of the purchase agreement and were reduced by $1.9 million to settle a contingent liability of approximately $11.0 million related to the Registrant’s bailment chassis pool with Ford Motor Company and by $2.0 million to purchase the required 5-year term of tail insurance. The net proceeds after the escrow, contingent liability settlement, purchase of insurance and closing costs were approximately $25.2 million. This transaction resulted in a pre-tax loss of $(7.9) million and $(0.9) million on the sale of inventory and fixed assets, respectively.

In accordance with Statement of Financial Accounting Standard No. 144, the recreational vehicle operations qualified as a separate component of the Company’s business and as a result, the operating results of the recreational vehicle business have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been adjusted to reflect this business as a discontinued operation. Net sales of the recreational vehicle business for the years ended December 31, 2008, 2007 and 2006 were $212.3 million, $361.7 million and $404.7 million, respectively, and the pre-tax (loss) for the years ended December 31, 2008, 2007 and 2006 were $(50.3) million, $(29.5) million and $(20.9) million, respectively.

In connection with the sale of the assets of the RV business, a liability of $1.6 million was established for existing but unused facilities subject to operating leases that were part of the activities which were exited and is included in the Impairments line of the consolidated financial statements.

During the fourth quarter of 2008, the Company sold a former RV production facility for $1.8 million, resulting in a pre-tax (loss) of approximately $(0.8) million.

On December 5, 2007 the Company sold property and the equipment of a paint facility located in Elkhart, Indiana for $2.9 million consisting of cash of $0.3 million and a $2.6 million secured note that was due in full in December 2008. At December 31, 2008, the note had not been paid in full, and the Company is working to restructure the note, or if not satisfactorily restructured, foreclosure. The sale resulted in pre-tax gain of $0.4 million on the equipment and a deferred gain of $0.8 million on the property which is included in the accrued expenses and other liabilities on the Consolidated Balance Sheet.

The Company announced on September 21, 2007 that it would consolidate its All American Homes production facility located in Zanesville, Ohio with its larger facility located in Decatur, Indiana to increase capacity utilization at the Indiana plant. This consolidation occurred during the fourth quarter of 2007. The closure of the Ohio facility had minimal impact on revenues, as all existing builders in that region have continued to be served by the Company’s housing operations in Indiana and North Carolina.

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

On March 31, 2006, the Company sold 100% of its interest in the capital stock of Miller Building Systems, Inc. for $11.5 million, consisting of cash of $9.0 million and a $2.5 million secured note. Notes receivable and investments are reviewed quarterly to determine whether events or changes in circumstances indicate that the carrying amounts may not be recoverable. As a result of this review, the Company determined that it was probable this note balance of $2.5 million and a small investment would not be fully recoverable, and accordingly recorded an impairment charge of $2.6 million in 2008. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Net sales of Miller Building Systems, Inc. for the year ended December 31, 2006 was $7.5 million and the pre-tax income for the year ended December 31, 2006 was $1.5 million. In connection with this sale, $1.7 million of industrial revenue bonds were paid off as of March 31, 2006. During April 2006, the Company terminated the $1.5 million and $235,000 interest rate swaps that had been associated with these revenue bonds.

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

On January 13, 2006, the Company sold all operating assets of Prodesign, LLC. The total sales price was $8.2 million, of which the Company received $5.7 million in cash, a $2.0 million promissory note and $0.5 million to be held in escrow to cover potential warranty claims and uncollectible accounts receivable, as defined in the sale agreement. The funds remaining in the escrow account of $0.4 million reverted to the Company in February 2007 per the sales agreement. Notes receivable and investments are reviewed quarterly to determine whether events or changes in circumstances indicate that the carrying amounts may not be recoverable. As a result of this review, the Company determined that it was probable this note balance of $2.0 million would not be fully recoverable, and accordingly recorded an impairment charge of $2.0 million in 2008. In accordance with Statement of Financial Accounting Standard No. 144, Prodesign qualified as a separate component of the Company’s business and as a result, the operating results of Prodesign have been accounted for as a discontinued operation. In conjunction with the classification of Prodesign as a discontinued operation, management allocated goodwill of $0.3 million to the discontinued operations from the RV Segment goodwill based on the relative fair value of the discontinued operations to the RV Segment. The $0.3 million of allocated goodwill has been included in the calculation of the final gain on sale of assets in the first quarter of 2006. Net sales of Prodesign for the year ended December 31, 2006 was $0.4 million and the pre-tax income for the year ended December 31, 2006 was $2.0 million.

Housing Segment

The Housing Group faced a challenging housing market in 2008. The December full year figures on housing starts from the U.S. Census Bureau show a 40.5% year-to-year decline in new single-family homes nationwide, and a 40.1% decline in the Midwest region served by the Group’s plants in Indiana and Iowa. The decline includes the Southeastern and middle Atlantic markets, which are served by the Group’s plants in Virginia and North Carolina. Single-family housing starts in the South region showed a year-to-year decline of 39.8% in December.

In the backdrop of such a difficult market, the Housing Group has seen weakness in its core Midwestern markets, as well as in the Southeast and Middle Atlantic regions, negatively impacting the Group’s operations in Indiana, Iowa, North Carolina and Virginia. All of the Group’s markets have experienced sharp discounts, larger incentives, and increased levels of new home inventories. As the downward pressure on new home sales persists, the Group will likely see the more aggressive discounts and incentives by home builders continue. To mitigate these conditions, management is placing more emphasis on providing value to builders and consumers through the Group’s products. Driven by consumer interest and high energy costs, the housing industry is beginning to recognize the increasing need for energy efficiency and the use of sustainable materials in the construction of new homes. The Company has taken a leadership position in this market transformation with the introduction of the “Green Catalog” and the Solar Village® product line. The Group allows consumers to choose which technologies and earth-friendly materials they want included in their new homes. The Group is working with design/build architectural firms that specialize in sustainable, innovative, high-quality modular architecture. Off-site modular technology is a means to create beautiful, eco-friendly homes and buildings. The Group’s initiative in energy efficiency and sustainable construction resulted in the mkSolaire® home which is prominently displayed in the “Smart Home: Green & Wired” exhibit at the Museum of Science and Industry in Chicago from May 2008 through December 2009. This endeavor has put modular construction in a new light for the general public and fits well with our commitment to sustainable construction. Management’s overriding goal with these actions is to provide the Group’s builders with the products and tools they need to best meet the challenges of their markets.

Management continued to work to mitigate the Group’s dependence on traditional scattered-lot single-family housing markets by increasing the expansion into multi-family residential structures through All American Building Systems, or AABS. Many of these multi-family structures markets are “large project” markets such as dormitories, military barracks and apartments that typically have a long incubation period, but generally result in a significant contract. In 2007, AABS was a leading member of a consortium that completed the second phase of barracks construction at Fort Bliss in Texas. In 2008, the Company provided modules for barracks construction at Fort Carson in Colorado. AABS continues to pursue military opportunities with our partners, and AABS expects to make proposals for additional military housing contracts. The Company has delivered homes to the Gulf Coast region and our major projects sales group is pursuing additional opportunities now that the rebuilding effort is finally gaining momentum. The Group has also targeted other “large projects” such as dormitories, condominiums and apartment complexes.

Overall, 2008 was a difficult year for the housing industry, but management has taken aggressive steps to reduce operating costs and maintain profitability despite the challenging economic conditions. Management is aggressively seeking new ways to strengthen the Group’s traditional markets while pursuing growth in new areas.

Other

Through a joint venture with ARBOC Mobility, Coachmen Motor Works manufactures a line of low floor ADA compliant buses under the Spirit of Mobility brand name. This line of buses incorporates patent pending technologies provided by ARBOC Mobility. The vehicles are specially designed with a low-floor, “kneeling” air suspension chassis and ramp system. This product line represents a value breakthrough in low-floor bus technology, providing premium accessibility features at a cost that is less than competing low floor products, while fully endorsing the spirit of the Americans with Disabilities Act. These features allow easy access for all passengers, including those in wheel chairs, to enter and exit through the same entrance, without the need for a complex lift system. The easy access features also make it ideal for passengers pulling luggage or pushing children in strollers. These accessible transit and shuttle buses are designed for use in airports, hotels, retirement communities, assisted living centers, resorts and other venues where short haul transportation and accessibility are required.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Consolidated Statements of Operations and the percentage change in the dollar amount of each such item from that in the indicated previous year (in thousands):
							Percentage Change
		Percentage		Percentage		Percentage	2008	2007
		of		of		of	to	to
	2008	Net Sales	2007	Net Sales	2006	Net Sales	2007	2006
Net sales:
Housing	$117,191	98.0%	$119,186	100.0%	$159,672	100.0%	(1.7)%	(25.4)%
Other	2,406	2.0	-	-	-	-	100.0	-
Consolidated total	119,596	100.0	119,186	100.0	159,672	100.0	0.3	(25.4)

Gross profit:
Housing	18,014	15.0	12,847	10.8	19,933	12.5	40.2	(35.5)
Other	(635)	(0.5)	-	-	-	-	(100.0)	-
Consolidated total	17,379	14.5	12,847	10.8	19,933	12.5	35.3	(35.5)

Operating expenses:
Selling	7,077	5.9	8,278	7.0	8,325	5.2	(14.5)	(0.6)
General and administrative	13,018	10.9	16,425	13.8	16,461	10.3	(20.7)	(0.2)
Impairments	18,605	15.6	-	-	-	-	100.0	-
Gain on sale of assets, net	(44)	(0.1)	(74)	(0.1)	(7,996)	(5.0)	40.5	(99.1)
Consolidated total	38,656	32.3	24,629	20.7	16,790	10.5	57.0	46.7

Nonoperating income	(1,059)	(0.9)	(690)	(0.6)	(1,031)	(0.6)	(53.5)	33.1

Income (loss) from continuing operations before income taxes	(20,218)	(16.9)	(11,092)	(9.3)	4,174	2.6	(82.3)	(365.7)
Tax expense (credit)	(1,539)	(1.3)	(154)	(0.1)	3,133	1.9	(899.4)	(104.9)
Net income (loss) from continuing operations	(18,679)	(15.6)	(10,938)	(9.2)	1,041	0.7	(70.8)	(115.1)

Discontinued operations:
Loss from operations of discontinued entities (net of taxes)	(40,884)	(34.2)	(28,777)	(24.1)	(35,744)	(22.4)	(41.2)	15.3
Gain (loss) on sale of discontinued RV assets (net of taxes)	(9,439)	(7.9)	963	0.8	2,898	1.8	n/m	(66.8)
Loss from discontinued operations	(50,323)	(42.1)	(27,814)	(23.3)	(32,846)	(20.6)	(80.9)	15.3

Net loss	$(69,002)	(57.7)%	$(38,752)	(32.5)%	$(31,805)	(19.9)%	(78.1)%	(21.8)%

n/m - not meaningful

Note: The Results of Operations above have been restated to reflect discontinued operations and should be read in conjunction with Note 12, Restructuring Charges and Discontinued Operations, of the Notes to the Consolidated Financial Statements appearing in this report. The Results of Operations above has shipping and handling costs reclassified for years prior to 2007, and should be read in conjunction with Note 1, Nature of Operations and Accounting Policies, of the Notes to the Consolidated Financial Statements appearing in this report.

The following table presents key items impacting the results of operations for the periods presented (in thousands):

	2008	2007	2006
(Gain) loss on sale of assets:
Continuing operations:
Tennessee facility (All American)	$-	$-	$(1,061)
Virginia property	-	(71)	(1,202)
Texas property (Grapevine, TX)	-	-	(1,674)
Florida property (Palm Shores, FL)	-	-	(1,180)
Indiana property (various)	-	-	(815)
Corporate aircraft	-	-	(1,792)
Other	(44)	(3)	(272)
Total	(44)	(74)	(7,996)

Discontinued operations (see Note 12):
Miller	-	-	(2,522)
Prodesign	-	-	(1,899)
All American Homes - Kansas	-	-	76
RV Group	9,439	(963)	(693)
Total	9,439	(963)	(5,038)

Total (gain) loss on sale of assets	$9,395	$(1,037)	$(13,034)

Impairments:
Real property	$984	$-	$-
Note receivable / investments	4,628	-	-
Total impairments	$5,612	$-	$-

Legal expense recoveries (see Note 13)	$(2,364)	$-	$(3,620)

Goodwill impairment charge	$12,993	$3,872	$-

Comparison of 2008 to 2007

NET SALES

Consolidated net sales from continuing operations increased $0.4 million or 0.3% to $119.6 million in 2008 from $119.2 million in 2007. The Housing Segment had a net sales decrease in 2008 of $2.0 million, or 1.7%. Wholesale unit shipments declined 13.4% compared with the prior year. The Segment’s results were impacted by continuing weakness in its core Midwest, Southeast and Middle Atlantic housing markets. The most recent statistics on new home sales from the U.S. Census Bureau showed a 40.5% year-to-year decline in new single-family homes nationwide, a 40.1% decline in year over year comparison in the Midwest region, and a 39.8% decline in the South. This is consistent with the challenges faced by the Housing Group operations in Indiana, Iowa, North Carolina, Colorado and Virginia throughout 2008. The challenges created by the on going housing recession were offset by successful major projects multi-family living unit revenue, including apartments and town homes, motels, and military contracts.

GROSS PROFIT

Gross profit from continuing operations was $17.4 million, or 14.5% of net sales, in 2008, compared to $12.8 million, or 10.8% of net sales, in 2007. Gross profit improvement in 2008 resulted from increased operating capacity at certain plants and operating efficiencies due to reductions in fixed overhead expenses, primarily payroll and facility related.

OPERATING EXPENSES

Operating expenses for continuing operations, consisting of selling and general and administrative expenses, were $20.1million and $24.7 million, or as a percentage of net sales, 16.8% and 20.8% for 2008 and 2007. Selling expenses for 2008 were $7.1 million, or 5.9% of net sales, a 14.5 percentage point decrease from the $8.3 million, or 7.0% of net sales, experienced in 2007. The $1.2 million decrease in selling expense was primarily the result of reductions in payroll and travel related expenses of $1.0 million as a result of planned cut backs and the overall lower revenues. General and administrative expenses were $13.0 million in 2008, or 10.9% of net sales, compared with $16.4 million, or 13.8% of net sales, in 2007. The decrease of $3.4 million in general and administrative expenses was a result of legal settlements and insurance recoveries of $2.4 million, and other various expense reductions including professional services.

IMPAIRMENT CHARGES

Long-lived assets held and used by the Company, including property, plant and equipment, notes receivable and investments, and intangible assets are reviewed to determine whether events or changes in circumstances indicate that the carrying amounts may not be recoverable.

During 2008, the Company determined that certain note receivable and equity investments amounting to $4.6 million were impaired based on our determination of the financial condition of the corresponding entity. The related expense is included in the Impairments line item on the consolidated statement of operations.

The Company’s review of its property plant and equipment resulted in an asset impairment charge of approximately $1.0 million relating to a former Housing Group manufacturing plant that is currently listed for sale.

At December 31, 2007, the Company had $13.0 million of goodwill, all attributable to the Housing reporting unit. The Company conducted its annual goodwill impairment test as required by FASB Statement No. 142, Goodwill and Other Intangible Assets, during the fourth quarter of 2008 and the results indicated that the goodwill was fully impaired. Accordingly, the Company recorded a non-cash goodwill impairment charge of $13.0 million in the quarter ended December 31, 2008. At December 31, 2006, the Company had $16.9 million of goodwill, $13.0 million attributable to the Housing reporting unit and $3.9 million attributable to the RV reporting unit. The RV reporting unit goodwill originated from the Company’s purchase of recreational vehicle assets. As a result of continuing losses incurred by the RV reporting unit, in accordance with SFAS No. 142 the Company performed an interim goodwill impairment evaluation during the quarter ended June 30, 2007. Because the carrying value of the RV reporting unit exceeded its fair value as calculated using the expected present value of future cash flows, the Company concluded that the goodwill was fully impaired as of June 30, 2007. Accordingly, the Company recorded a non-cash goodwill impairment charge of $3.9 million in the quarter ended June 30, 2007.

GAIN ON THE SALE OF ASSETS, NET

For both the years ended December 31, 2008 and 2007, the gain on the sale of assets was approximately $0.1 million. Assets are continually analyzed and every effort is made to sell or dispose of properties that are determined to be excess or unproductive.

OPERATING LOSS

Operating loss from continuing operations in 2008 of $21.3 million increased $9.5 million compared with the operating loss of $11.8 million in 2007. This increase is the direct result of impairment charges of $18.6 million, offset by the $4.5 million increase in gross profit combined with a $4.6 million decrease in operating expenses.

INTEREST EXPENSE

Interest expense from continuing operations for 2008 and 2007 was $1.6 million and $1.0 million, respectively. Interest expense increased due to the higher amount of average outstanding balances of short-term borrowings including the borrowings on the cash surrender value of company owned life insurance policies incurred by the Company. During 2008, the Company continued to borrow from its line of credit until it was paid in December 2008 and continued to borrow against the cash surrender value of its investment in life insurance contracts ($47.0 million outstanding at December 31, 2008).

INVESTMENT INCOME

Investment income from continuing operations for 2008 and 2007 was $1.1 million and $1.5 million, respectively. Investment income is principally attributable to earnings of the life insurance policies held (see Note 1 of Notes to Consolidated Financial Statements).

PRE-TAX LOSS

Pre-tax loss from continuing operations for 2008 was $20.2 million compared with a pre-tax loss of $11.1 million for 2007. The Housing Segment recorded a 2008 pre-tax profit of $1.3 million or 1.1% of segment net sales compared with a pre-tax loss of $7.4 million, or 6.2% of segment net sales in 2007 (see Note 3 of Notes to Consolidated Financial Statements).

INCOME TAXES

The provision for income taxes related to continuing operations was a credit of $1.5 million for 2008 and a credit of $0.2 million for 2007. Given the losses incurred by the Company over the last two years, a non-cash charge from continuing operations of $5.4 million and $3.9 million was recorded to establish a valuation allowance for the full value of its deferred tax assets as of December 31, 2008 and December 31, 2007, respectively (see Note 11 of Notes to Consolidated Financial Statements).

DISCONTINUED OPERATIONS

On December 26, 2008, the Company completed the sale of substantially all of the assets of the Company’s RV Segment, consisting of its recreational vehicle manufacturing and sales business, to Forest River, Inc. The closing consideration paid was approximately $40.6 million. Of the closing consideration, approximately $11.5 million was paid into two escrow accounts and is subject to reduction for indemnification and certain other claims including warranty. Of the $11.5 million escrow total, $10.0 million was paid into an indemnity escrow account and $1.5 million was paid into an accounts receivable escrow account. The $1.5 million accounts receivable escrow account is included in cash and cash equivalents on the consolidated balance sheet as it is scheduled to be payable and was paid to the Company within forty five days of the sale closing. The $10.0 million indemnity escrow account, which is subject to reduction for warranty and other claims, is included in long-term restricted cash at December 31, 2008. The balance remaining in the indemnity escrow account will be payable to the Company two years after the sale closing, subject to pending claims, if any. Interim distributions from the indemnity escrow account to the Company are possible according to a predetermined formula at nine months and eighteen months after the sale date. Proceeds were applied in accordance with the terms of the purchase agreement and were reduced by $1.9 million to settle a contingent liability of approximately $11.0 million related to the Registrant’s bailment chassis pool with Ford Motor Company and by $2.0 million to purchase the required 5-year term of tail insurance. The net proceeds after the escrow, contingent liability settlement, purchase of insurance and closing costs were approximately $25.2 million. This transaction resulted in a pre-tax (loss) of $(7.9) million and $(0.9) million on the sale of inventory and fixed assets, respectively.

In accordance with Statement of Financial Accounting Standard No. 144, the recreational vehicle operations qualified as a separate component of the Company’s business and as a result, the operating results of the recreational vehicle business have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been adjusted to reflect this business as a discontinued operation. Net sales of the recreational vehicle business for the years ended December 31, 2008, 2007 and 2006 were $212.3 million, $361.7 million and $404.7 million, respectively, and the pre-tax (loss) for the years ended December 31, 2008, 2007 and 2006 were $(50.3) million, $(29.5) million and $(20.9) million, respectively.

The increased pre-tax loss of the discontinued recreational vehicle business was due to the downturn in the economy and the RV market, as the Company’s RV sales declined 42% in 2008 compared to 2007, resulting in reduced operating leverage despite numerous cost cutting and manufacturing consolidation efforts. The pre-tax loss on the sale of the recreational vehicle business assets of ($8.8) million also contributed to the increased loss.

NET LOSS

Net loss from continuing operations for the year ended December 31, 2008 was $18.7 million (a loss of $1.18 per diluted share) compared to net loss from continuing operations of $10.9 million (a loss of $0.69 per diluted share) for 2007. Net loss for the year ended December 31, 2008 was $69.0 million (a loss of $4.37 per diluted share) compared to net loss of $38.8 million (a loss of $2.46 per diluted share) for 2007.

Comparison of 2007 to 2006

NET SALES

Consolidated net sales from continuing operations (all from the Housing Segment) decreased $40.5 million or 25.4% to $119.2 million in 2007 from $159.7 million in 2006. Wholesale unit shipments declined 29.7% compared with the prior year. The Segment’s results were impacted by continuing weakness in its core Midwest, Southeast and Middle Atlantic housing markets. The most recent statistics on new home sales from the U.S. Census Bureau showed a 28.6% year-to-year decline in new single-family homes nationwide, a 27.2% decline in year over year comparison in the Midwest region, and a 28.7% decline in the South. This is consistent with the challenges faced by the Housing Group operations in Indiana, Iowa, North Carolina, Colorado and Virginia throughout 2007.

GROSS PROFIT

Gross profit from continuing operations was $12.9 million, or 10.8% of net sales, in 2007, compared to $19.9 million, or 12.5% of net sales, in 2006. Gross profit was negatively impacted in 2007 as a result of decreased sales and corresponding production volume decrease, resulting in lower utilization of the Company's manufacturing facilities yielding reduced operating leverage.

During 2007, the Company took actions to reduce costs and improve capacity utilization including consolidation of a housing plant in Ohio into a larger Indiana facility.

OPERATING EXPENSES

Operating expenses for continuing operations, consisting of selling and general and administrative expenses, were $24.7 million and $24.8 million, or as a percentage of net sales, 20.8% and 15.5% for 2007 and 2006. Selling expenses for 2007 were $8.3 million, or 7.0% of net sales, a 1.8 percentage point increase from the $8.3 million, or 5.2% of net sales, experienced in 2006. General and administrative expenses were $16.4 million in 2007, or 13.8% of net sales, compared with $16.5 million, or 10.3% of net sales, in 2006.

GAIN ON THE SALE OF ASSETS, NET

In 2007, the Company had gains on the sale of assets of $0.1 million, compared to gains on the sale of assets of $8.0 million in 2006. Gains on the sale of assets in 2007 resulted from the Company’s asset sales including properties in Rocky Mount, Virginia. Gains on the sale of assets in 2006 resulted from the Company’s restructuring plan and resulting asset sales including the former All American Homes facility in Tennessee resulting in a $1.1 million gain, the Company’s aircraft resulting in a $1.7 million gain, and other idle properties in Indiana, Virginia, Texas and Florida resulting in a $5.2 million gain. Assets are continually analyzed and every effort is made to sell or dispose of properties that are determined to be excess or unproductive.

OPERATING PROFIT (LOSS)

Operating loss from continuing operations in 2007 of $(11.8) million increased $14.9 million compared with the operating income of $3.1 million in 2006. This increase is the result of the $7.0 million decrease in gross profit combined with a decrease in gain on sale of assets of $7.9 million.

INTEREST EXPENSE

Interest expense from continuing operations for 2007 and 2006 was $1.0 million and $0.9 million, respectively.

INVESTMENT INCOME

Investment income from continuing operations for 2007 and 2006 was $1.5 million and $1.5 million, respectively. Investment income is principally attributable to earnings of the life insurance policies held (see Note 1 of Notes to Consolidated Financial Statements).

PRE-TAX PROFIT (LOSS)

Pre-tax loss from continuing operations for 2007 was $(11.1) million compared with a pre-tax profit from continuing operations of $4.2 million for 2006. The Housing Segment recorded 2007 pre-tax loss from continuing operations of $7.4 million or 6.2% of segment net sales compared with pre-tax income from continuing operations of $2.7 million, or 1.7% of segment net sales in 2006 (see Note 3 of Notes to Consolidated Financial Statements).

INCOME TAXES

The provision for income taxes related to continuing operations was a credit of $0.2 million for 2007 versus an expense of $3.1 million for 2006. Given the losses incurred by the Company over the last two years, a non-cash charge from continuing operations of $3.9 million and $3.5 million was recorded to establish a valuation allowance for the full value of its deferred tax assets as of December 31, 2007 and December 31, 2006, respectively (see Note 11 of Notes to Consolidated Financial Statements).

DISCONTINUED OPERATIONS

On March 31, 2006, the Company sold 100% of its interest in the capital stock of Miller Building Systems, Inc. for $11.5 million, consisting of cash of $9.0 million and a $2.5 million secured note. Notes receivable and investments are reviewed quarterly to determine whether events or changes in circumstances indicate that the carrying amounts may not be recoverable. As a result of this review, the Company determined that it was probable this note balance of $2.5 million and a small investment would not be fully recoverable, and accordingly recorded an impairment charge of $2.6 million in 2008. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Net sales of Miller Building Systems, Inc. for the year ended December 31, 2006 was $7.5 million and the pre-tax income for the year ended December 31, 2006 was $1.5 million. In connection with this sale, $1.7 million of industrial revenue bonds were paid off as of March 31, 2006. During April 2006, the Company terminated the $1.5 million and $235,000 interest rate swaps that had been associated with these revenue bonds.

On January 13, 2006, the Company sold all operating assets of Prodesign, LLC. The total sales price was $8.2 million, of which the Company received $5.7 million in cash, a $2.0 million promissory note and $0.5 million to be held in escrow to cover potential warranty claims and uncollectible accounts receivable, as defined in the sale agreement. Notes receivable and investments are reviewed quarterly to determine whether events or changes in circumstances indicate that the carrying amounts may not be recoverable. As a result of this review, the Company determined that it was probable this note balance of $2.0 million would not be fully recoverable, and accordingly recorded an impairment charge of $2.0 million in 2008. The funds remaining in the escrow account of $0.4 million reverted to the Company in February 2007 per the sales agreement. In accordance with Statement of Financial Accounting Standard No. 144, Prodesign qualified as a separate component of the Company’s business and as a result, the operating results of Prodesign have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been adjusted to reflect this business as a discontinued operation. In conjunction with the classification of Prodesign as a discontinued operation, management allocated goodwill of $0.3 million to the discontinued operations from the RV Segment goodwill based on the relative fair value of the discontinued operations to the RV Segment. The $0.3 million of allocated goodwill has been included in the calculation of the final gain on sale of assets in the first quarter of 2006. Net sales of Prodesign for the year ended December 31, 2006 was $0.4 million and the pre-tax income (loss) for the year ended December 31, 2006 was $2.0 million.

The increased pre-tax loss of the discontinued recreational vehicle business, which was $(29.5) million in 2007 compared to $(20.9) million in 2006, was due to the downturn in the economy and the RV market, as the Company’s RV sales declined 10.6% in 2007 compared to 2006 resulting in reduced operating leverage despite numerous cost cutting and manufacturing consolidation efforts. A goodwill impairment charge of $3.9 million also contributed to the increase.

NET PROFIT (LOSS)

Net loss from continuing operations for the year ended December 31, 2007 was $(10.9) million (a loss of $(0.69) per diluted share) compared to net income from continuing operations for the year ended December 31, 2006 of $1.0 million (a profit of $0.07 per diluted shared). Net loss for the year ended December 31, 2007 was $(38.8) million (a loss of $(2.46) per diluted share) compared to net loss of $(31.8) million (loss of $(2.03) per diluted share) for 2006.

Liquidity and Capital Resources

The Company generally relies on funds from operations as its primary source of working capital and liquidity. Previously, the Company had maintained a $55.0 million line of credit to meet its seasonal working capital needs (see Note 6 of Notes to Consolidated Financial Statements). At December 31, 2008 this bank line of credit had been fully paid and was terminated except for outstanding letters of credit totaling $7.5 million that were fully backed by cash collateral which is reflected as restricted cash on the consolidated balance sheet. At December 31, 2007 and 2006 there were $20.1 million and $9.3 million in outstanding borrowings, respectively. The Company also borrowed against the cash surrender value of the Company's investment in life insurance contracts. As of December 31, 2008, 2007 and 2006, $47.0 million, $17.6 million and $16.4 million, respectively, had been borrowed against the cash surrender value of Company owned life insurance contracts. The Company has paid the premiums on these contracts in 2008, 2007 and 2006 with borrowings against the cash surrender value of the contracts. As of December 31, 2008, the cash surrender value of life insurance is approximately $51.7 million, with $47.0 million borrowed, resulting in a cash surrender value net of loans of $4.7 million.

During 2008 operations used cash of $9.6 million as reductions in inventories were offset by the net loss. Accounts receivable and inventories decreased as a result the asset sale of the recreational vehicle business in 2008. During 2007 operations used cash of $6.8 million as reductions in accounts receivable and refundable income taxes were offset by the net loss. Accounts receivable decreased as a result of lower sales in 2007, and several refundable income tax payments were received in early 2007. During 2006 operations used cash of $5.0 million as significant reductions in inventory and accounts receivable were offset by the net loss, reduction in accounts payable, and a reduction in accrued expenses. The 2006 decreases in accounts receivable and inventories resulted from management’s continued focus on effectively managing these assets. The 2006 reduction in accounts payable resulted from reduced production and inventory levels and the reduced accrued expenses was largely due to warranty repairs made during 2006.

Investing activities provided cash of $15.7 million in 2008, used cash of $3.2 million in 2007 and provided cash of $20.4 million in 2006. In 2008 proceeds from sales of properties and assets of the recreational vehicle business provided cash of $25.6 million, offset by purchases of property and equipment and restricted cash held as collateral for letters of credit. In 2007, premiums on life insurance policies of $1.7 million and purchases of property and equipment of $3.6 million were partially offset by proceeds from sales of assets and properties of $1.8 million. In 2006, proceeds from sales of assets and properties of $28.1 million offset purchases of property and equipment of $4.6 million and premiums on life insurance policies of $2.6 million.

In 2008, financing activities provided cash flows of $8.1 million. Payments to pay off the line of credit were offset by borrowings against the cash value of life insurance policies. In 2007, financing activities provided cash flows of $8.9 million. In 2007, proceeds from borrowings on the line of credit offset payments on long-term debt, providing cash of $9.7 million. Additionally, $0.9 million in dividends were paid in 2007. In 2006, financing activities used cash flows of $15.5 million. Payments on borrowings on the line of credit, and the long-term debt, net of borrowings, used cash of $13.4 million. Additionally, $2.8 million in dividends were paid in 2006. For a more detailed analysis of the Company's cash flows for each of the last three years, see the Consolidated Statements of Cash Flows.

The Company's cash and cash equivalents at December 31, 2008 were $15.7 million or an increase of $14.2 million from the $1.5 million in 2007. The Company has another source of cash through the cash surrender value of life insurance policies. As of December 31, 2008, the gross cash surrender value of life insurance is approximately $51.7 million, with $47.0 million borrowed, resulting in a net cash surrender value net of loans of $4.7 million. The Company can borrow an estimated additional amount of $2.1 million against the net cash surrender value at December 31, 2008. The Company anticipates that available funds, together with anticipated cash flows generated from future operations and potential loans from financial institutions or additional equity will be sufficient to fund future planned capital expenditures and other operating cash requirements through the end of 2009.

The Company is currently working with a bridge loan lender to put in place a $6 million bridge loan. The final terms and timing of the closing of this loan are dependent upon a number of factors, including the lender completing their due diligence, determination of covenants, security and other terms and documentation of the loan agreement. We cannot assure you that the loan will close and if it does, on what terms, or that such a bridge loan if successfully achieved will be sufficient to address our immediate liquidity needs.

The Company is also currently exploring various opportunities to monetize a portion of the expected recovery on certain litigation claims. As discussed in Note 13 of Notes to Consolidated Financial Statements, the Company has received a favorable verdict against Crane Composites, Inc. f/k/a Kemlite for breach of contract and multiple warranty claims arising from the sale of defective sidewall material to Coachmen Industries, Inc. subsidiaries. All of the counts alleged in the original complaint were found in favor of the Company. The remaining phase of the trial will determine the amount of damages payable on this liability judgment. The Company has asserted claims for warranty related expense in excess of $19 million and is seeking to recover additional damages for lost profits, lost market share and the sale of the RV business. It is anticipated that the final phase of the trial will be conducted in the latter part of 2009. There can be no assurance about the amount or timing of any recovery that the Company may realize from this litigation, nor is there any assurance that the Company will be able to monetize a portion of the potential settlement prior to the final phase of the trial.

On February 10, 2009, the Company’s Board of Directors authorized and recommended, subject to shareholder approval, an amendment to the Company’s Articles of Incorporation, as amended, to authorize the issuance of 10,000,000 shares of preferred stock. The Indiana Business Corporation Law requires approval of the Company’s shareholders in order to adopt the proposed amendment. To be approved requires that more shares are voted in favor of the amendment than shares are voted against. If shareholders approve and authorize this amendment, the Company intends to file Articles of Amendment to authorize the issuance of 10,000,000 shares of preferred stock promptly following the Annual Meeting. The amendment will become effective upon filing the prescribed Articles of Amendment with the Indiana Secretary of State.

Under the proposed amendment, the Company’s Board of Directors would have the authority to issue shares of preferred stock and to determine the designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions of the preferred stock prior to issuance without further action by the Company’s shareholders, except as may be required by applicable law or pursuant to the requirements of the exchange or quotation system upon which our securities are then trading or quoted.

There are no assurances that the shareholders will approve this amendment, and even if approved, that the Board will issue such preferred stock.

The Company is also in discussions with a number of third parties regarding various other opportunities to obtain financing or raise equity capital. There are no assurances that the Company’s efforts will be successful or the timing or terms of any such opportunities.

Any downturn in the U.S. economy, decline in consumer confidence and other factors may adversely impact the housing industries. This may have a negative impact on the Company's sales and also increases the Company's risk of loss under repurchase agreements with lenders to the Company's independent dealers and builders (see Note 13 of Notes to Consolidated Financial Statements). Increases in interest rates could also adversely affect the sale of single-family homes.

In 2008, working capital decreased $20.6 million, to $4.7 million from $25.3 million. The $46.6 million decrease in current assets at December 31, 2008 versus December 31, 2007 was primarily due to decreases in trade receivables, and inventories as a result of the sale of the recreational vehicle business assets. Current liabilities at December 31, 2008 were $27.3 million lower than at December 31, 2007, primarily due to the decrease in short-term borrowings.

The Company anticipates capital expenditures in 2009 of less than $2.0 million. The planned capital expenditures for 2009 will be for purchase or replacement of machinery and equipment and transportation equipment to be used in the ordinary course of business. The Company plans to finance these expenditures with funds generated from operating cash flows.

Principal Contractual Obligations and Commercial Commitments

The Company's future contractual obligations are summarized as follows (in thousands):

	Payment Period
	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt	$819.3	$819.9	$769.9	$150.0	$150.0	$300.0	$3,009.1
Floorplan note payable	3,096.0	-	-	-	-		3,096.0
Operating leases	1,033.5	926.4	701.6	181.6	-	-	2,843.1
Deferred compensation obligations	4,259.9	401.1	368.9	319.3	179.6	1,835.7	7,364.5
Open purchase orders and purchase obligations	1,271.7	-	-	-	-		1,271.7
Interest payments on long-term debt	38.8	25.9	14.4	8.1	5.8	4.7	97.7

Total	$10,519.2	$2,173.3	$1,854.8	$659.0	$335.4	$2,140.4	$17,682.1

Notes:
-	Projected interest payments for variable-rate debt were calculated based on the outstanding principal amounts and prevailing market rates as of December 31, 2008.
-
The open purchase orders and purchase obligations displayed in the table represent amounts the Company anticipates will become payable within the next year for goods and services it has negotiated for delivery.

The Company's commercial commitments, along with the expected expiration period of the commitment, are summarized as follows (in thousands):

	Total Amounts	Amount of Commitment	Expiration Per Period
	Committed	Less Than One Year	In Excess of One Year
Letters of credit	$7,492.0	$1,600.0	$5,892.0
Guarantees	6,338.0	6,338.0	-
Standby repurchase obligations	104,187.7	98,073.8	6,113.9

Total	$118,017.7	$106,011.8	$12,005.9

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

Long-Lived Assets - Long-lived assets held and used by the Company, including property, plant and equipment and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable (see Note 12 of Notes to Consolidated Financial Statements for impairments recorded in 2006, 2007 and 2008, including impairments of intangible assets).

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Goodwill assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The Company reviews the carrying amounts of goodwill assets annually by segment to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon a discounted cash flow analysis, such assets are reduced by the estimated shortfall of fair value to recorded value. At December 31, 2007, the Company had $13.0 million of goodwill, all attributable to the Housing reporting unit. The Company conducted its annual goodwill impairment test as required by SFAS No. 142, during the fourth quarter of 2008 and the results indicated that the goodwill was impaired. Accordingly, the Company recorded non-cash goodwill impairment charge of $13.0 million in the quarter ended December 31, 2008. The goodwill impairment charges in 2008 were recorded at the corporate level because this goodwill was carried at that level. At December 31, 2006, the Company had $16.9 million of goodwill, $13.0 million attributable to the Housing reporting unit and $3.9 million attributable to the RV reporting unit. As a result of continuing losses incurred by the RV reporting unit, in accordance with SFAS No. 142 the Company performed an interim goodwill impairment evaluation during the quarter ended June 30, 2007. Because the carrying value of the RV reporting unit exceeded its fair value as calculated using the expected present value of future cash flows, the Company concluded that the goodwill was impaired as of June 30, 2007. Accordingly, the Company recorded non-cash goodwill impairment charge of $3.9 million in the quarter ended June 30, 2007. As a result of these impairment charges, the Company has no remaining goodwill company-wide at December 31, 2008.

Revenue Recognition - For the Housing Segment, the shipping terms are either FOB shipping point or FOB destination. For traditional home sales, shipping terms are generally FOB destination and title and risk of ownership are generally transferred when the Company completes installation of the product. For traditional homes FOB destination shipping terms, the Company generally recognizes the revenue at the time delivery and installation are completed. Revenue from final set-up procedures, which are perfunctory, is deferred and recognized when such set-up procedures are completed. Major projects shipping terms are usually detailed in the contract, and title and risk of ownership are transferred per the contract. In the case of these major projects, the Company recognizes the revenue when title and risk of ownership are transferred according to the terms of the contract.

Warranty Reserves - The Company provides customers of its products with a warranty covering defects in material or workmanship for periods generally ranging from one to two years in length and up to ten years on certain structural components. The Company records a liability based on its estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. General warranty reserves are estimated based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. Specific warranty reserves are based on specific identified issues with the amounts accrued based on the estimated cost to correct the problem. While the Company believes this method to be consistent and appropriate, changes in estimates could materially affect the Company’s recorded liability for loss. Warranty expense from continuing operations totaled $3.7 million, $2.9 million and $5.0 million in 2008, 2007 and 2006, respectively. Accrued liabilities for warranty expense at December 31, 2008, 2007 and 2006 were $9.7 million, $8.1 million and $11.1 million, respectively. The Company has retained the liability for the warranty on the recreational vehicles it sold prior to the asset sale of the recreational vehicle business, and the warranty payments are paid from the escrow account established as a result of the asset sale.

Litigation and Insurance Reserves - At December 31, 2008 the Company had reserves for certain other loss exposures, such as product liability, workers compensation and group health insurance ($6.3 million) and litigation ($0.3 million) (see Note 13 of Notes to Consolidated Financial Statements). The Company's litigation reserve is determined based on an individual case evaluation process. The Company is self-insured for a portion of its product liability, workers compensation and group health insurance and certain other liability exposures. Depending on the nature of the claim and the date of occurrence, the Company's maximum exposure ranges from $250,000 to $500,000 per claim. The Company accrues an estimated liability based on historical losses, insurance coverage and the amount of outstanding claims. Management believes the liability recorded (see Note 8 of Notes to Consolidated Financial Statements) is adequate to cover the Company's self-insured risk. The Company's estimated loss reserves for product liability, workers compensation and group health insurance are determined using loss triangles established by the Company's management reflecting historical claims incurred by the Company. While the Company believes this method to be consistent and appropriate, changes in estimates based on historical trends could materially affect the Company's recorded liabilities for loss.

Income Taxes - The Company recognizes income tax expense in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are established for the expected future tax consequences of events that have been included in the financial statements or tax returns using enacted tax rates in effect for the years in which the differences are expected to reverse and are subject to ongoing assessment of realizability. Deferred income tax expense (benefit) represents the change in net deferred tax assets and liabilities during the year. Deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Primarily due to the Company’s losses from continuing operations over the last three years, noncash charges from continuing operations of $5.4 million, $3.9 million and $3.5 million were recorded as a valuation allowance for the full value of its deferred tax assets as of December 31, 2008, 2007 and 2006, respectively. Depending on future operating results it is possible the valuation allowance could be reversed which would increase deferred tax assets and the Company’s income tax benefit.

New and Pending Accounting Policies

(See New Accounting Pronouncements in Note 1 of Notes to Consolidated Financial Statements.)

Forward-Looking Statements

This Form 10-K Report contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management’s expectations and beliefs concerning future events. Forward-looking statements are subject to risks and uncertainties, and are dependent on various factors, many of which are outside the control of the Company. These uncertainties and other factors include, but are not limited to:

•	the ability of the management team to achieve desired results;
•	interest rates, which affect the affordability of the Company's products;
•	consumer confidence and the availability of consumer credit;
•	the availability of financing to the Company;
•	the Company’s ability to utilize manufacturing resources efficiently;
•	the Company’s ability to introduce new homes and features that achieve consumer acceptance;
•	the margins associated with the mix of products the Company sells in a particular period;
•	the impact of sub-prime lending on the availability of credit for the broader housing market;
•	adverse weather conditions affecting home deliveries;
•	potential liabilities under repurchase agreements and guarantees;
•	tax law changes could make home ownership more expensive or less attractive;
•	legislation governing the relationships of the Company with its builders;
•	the price volatility of materials used in production and the ability to pass on rapidly increasing costs of product components and raw materials to end buyers;
•	the availability and cost of real estate for residential housing;
•
the increased size and scope of work of major projects, as compared to the Company's traditional single-family homes business, with increased reliance on third parties for performance which could impact the Company;

•	the ability to perform in new market segments or geographic areas where it has limited experience;
•	the supply of existing homes within the Company’s markets;
•	the impact of home values on housing demand;
•	uncertainties and timing with respect to sales resulting from recovery efforts in the Gulf Coast;
•	changing government regulations, including those covering accounting standards;
•	environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability;
•	changes in property taxes and energy costs;
•	changes in federal income tax laws and federal mortgage financing programs;
•	competition in the industries in which the Company operates;
•	further developments in the war on terrorism and related international crises;
•	uncertainties of matters in litigation and other risks and uncertainties;
•	the ability of the Company to generate taxable income in future years to utilize deferred tax assets and net operating loss carryforwards that are available;
•	the collectibility of debt owed to the Company for sold assets;
•	the Company’s ability to increase gross margins which are critical whether or not there are increased sales;
•	the Company’s use of incentives at either the wholesale or retail level;
•	the dependence on key customers within certain product types;
•	the potential fluctuation in the Company’s operating results;
•	the addition or loss of builders;
•	the introduction and marketing of competitive product by others, including significant discounting offered by our competitors;
•	uncertainties regarding the impact of the disclosed restructuring steps;
•	the ability to attract and retain qualified senior managers.

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

At times, the Company's actual performance differs materially from its projections and estimates regarding the economy, the housing industry and other key performance indicators. Readers of this Report are cautioned that reliance on any forward-looking statements involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

Item 7A.              Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. Accordingly, changes in interest rates would impact both the Company's short and long-term debt. During 2008, 2007 and 2006, the Company has utilized a revolving credit facility to meet short-term working capital needs. At December 31, 2008 this bank line of credit had been fully paid and was terminated except for outstanding letters of credit totaling $7.5 million that were fully backed by cash collateral. The Company had $20.1 million outstanding against the revolving credit facility on December 31, 2007 and $9.3 million outstanding against the revolving credit facility on December 31, 2006. At December 31, 2008, the Company had $3.0 million of long-term debt, including current maturities. Long-term debt consists mainly of industrial development revenue bonds.

Based upon the amount of variable-rate debt outstanding at the end of the year plus borrowings against the cash surrender value of life insurance policies, and holding the variable-rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $0.5 million.

At December 31, 2008, the Company had one interest rate swap agreement with a notional amount of $1.8 million that was used to convert the variable interest rates on an industrial development revenue bond to a fixed rate. In accordance with the terms of the swap agreement, the Company pays a 3.71% interest rate, and receives the Bond Market Association Index (BMA), calculated on the notional amount, with net receipts or payments being recognized as adjustments to interest expense. This swap agreement, along with that terminated in 2006, is designated as a cash flow hedge for accounting purposes and effectively converts a portion of the Company's variable-rate borrowing to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. The fair value of the Company's interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreements. A cumulative loss of $27,000, net of taxes, attributable to changes in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive income (loss) for the year ended December 31, 2008. If in the future the interest rate swap agreements were determined to be ineffective or were terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive income (loss).

Item 8.                 Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Coachmen Industries, Inc.

We have audited the accompanying consolidated balance sheets of Coachmen Industries, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coachmen Industries, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and lack of liquidity raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters also are described in Note 2. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 11 to the consolidated financial statements, effective January 1, 2007 the Company changed its method of accounting for uncertain tax positions in connection with the required adoption of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coachmen Industries, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
March 23, 2009

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Coachmen Industries, Inc.

We have audited Coachmen Industries, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Coachmen Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coachmen Industries, Inc. and subsidiaries' as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 23, 2009 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Coachmen Industries, Inc’s ability to continue as a going concern.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
March 23, 2009

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
as of December 31
(in thousands)
	2008	2007
Assets
CURRENT ASSETS
Cash and cash equivalents	$15,745	$1,549
Restricted cash	1,600	-
Trade receivables, less allowance for doubtful receivables 2008 - $1,676 and 2007 - $744	1,837	9,122
Other receivables	4,666	3,819
Refundable income taxes	1,559	1,628
Inventories	19,910	79,268
Prepaid expenses and other	4,390	3,804
Assets held for sale	2,913	-

Total current assets	52,620	99,190

Property, plant and equipment, net	30,922	52,932
Goodwill	-	12,993
Cash value of life insurance, net of loans	4,710	33,936
Notes receivable	-	4,543
Restricted cash	17,321	1,193
Other	1,831	2,881

TOTAL ASSETS	$107,404	$207,668

Liabilities and Shareholders' Equity

CURRENT LIABILITIES
Short-term borrowings	$-	$20,073
Accounts payable, trade	11,414	15,042
Accrued income taxes	1,470	536
Accrued expenses and other liabilities	31,127	33,235
Floorplan notes payable	3,096	4,116
Current maturities of long-term debt	819	852

Total current liabilities	47,926	73,854

Long-term debt	2,190	3,010
Deferred income taxes	457	1,990
Postretirement deferred compensation benefits	3,104	7,632
Other	1,038	49
Total liabilities	54,715	86,535

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY
Common shares, without par value: authorized 60,000 shares; issued 2008 - 21,236 shares and 2007 - 21,180 shares	92,688	92,552
Additional paid-in capital	7,213	7,856
Accumulated other comprehensive loss	(75)	(48)
Retained earnings	10,925	79,927
Treasury shares, at cost, 2008 - 5,236 shares and 2007 - 5,402 shares	(58,062)	(59,154)
Total shareholders' equity	52,689	121,133

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$107,404	$207,668

See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
for the years ended December 31
(in thousands, except per share amounts)
	2008	2007	2006
Net sales
Products	$107,609	$105,898	$144,382
Delivery and set	11,987	13,288	15,290
	119,596	119,186	159,672
Cost of sales
Products	89,593	91,508	123,871
Delivery and set	12,624	14,831	15,868
	102,217	106,339	139,739

Gross profit	17,379	12,847	19,933

Operating expenses:
Selling	7,077	8,278	8,325
General and administrative	13,018	16,425	16,461
Impairments	18,605	-	-
Gain on sale of assets, net	(44)	(74)	(7,996)
	38,656	24,629	16,790

Operating income (loss)	(21,277)	(11,782)	3,143

Nonoperating (income) expense:
Interest expense	1,635	999	917
Investment income	(1,094)	(1,487)	(1,527)
Other income, net	(1,600)	(202)	(421)
	(1,059)	(690)	(1,031)

Income (loss) from continuing operations before income taxes	(20,218)	(11,092)	4,174

Income taxes (credit)	(1,539)	(154)	3,133

Net income (loss) from continuing operations	(18,679)	(10,938)	1,041

Discontinued operations
Loss from operations of discontinued entities (net of taxes (credits) of $947, $(1,637), and $12,836, respectively)	(40,884)	(28,777)	(35,744)
Gain (loss) on sale of assets of discontinued entities (net of taxes of $0, $0 and $2,140, respectively)	(9,439)	963	2,898
Loss from discontinued operations	(50,323)	(27,814)	(32,846)

Net loss	$(69,002)	$(38,752)	$(31,805)

Earnings (loss) per share - Basic
Continuing operations	$(1.18)	$(0.69)	$0.07
Discontinued operations	(3.19)	(1.77)	(2.10)
Net loss per share	(4.37)	(2.46)	(2.03)
Earnings (loss) per share - Diluted
Continuing operations	(1.18)	(0.69)	0.07
Discontinued operations	(3.19)	(1.77)	(2.10)
Net loss per share	$(4.37)	$(2.46)	$(2.03)

Number of common shares used in the computation of earnings (loss) per share:
Basic	15,799	15,727	15,633
Diluted	15,799	15,727	15,633

See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
for the years ended December 31, 2008, 2007 and 2006
(in thousands, except per share amounts)

						Accumulated
				Additional		Other				Total
	Comprehensive	Common	Shares	Paid-In	Unearned	Comprehensive	Retained	Treasury	Shares	Shareholders'
	Income (Loss)	Number	Amount	Capital	Compensation	Income(Loss)	Earnings	Number	Amount	Equity
Balance at January 1, 2006		21,134	$92,164	$6,465	$(142)	$(6)	$154,246	(5,375)	$(58,924)	$193,803
Comprehensive Loss - 2006
Net loss	$(31,805)	-	-	-	-	-	(31,805)	-	-	(31,805)
Net unrealized (loss) on cash flow hedges	(4)	-	-	-	-	(4)	-	-	-	(4)
Total comprehensive loss	$(31,809)
Issuance of common shares upon the exercise of stock options net of tax benefit of $25		-	-	284	-	-	-	64	376	660
Issuance of common shares under employee stock purchase plan		22	218	-	-	-	-	-	-	218
Issuance (cancellations) of common shares from treasury		-	-	899	142	-	-	(122)	(764)	277
Cash dividends of $.18 per common share		-	-	-	-	-	(2,818)	-	-	(2,818)
Balance at December 31, 2006		21,156	92,382	7,648	-	(10)	119,623	(5,433)	(59,312)	160,331

Comprehensive Loss - 2007
Net loss	$(38,752)	-	-	-	-	-	(38,752)	-	-	(38,752)
Net unrealized (loss) on cash flow hedges	(38)	-	-	-	-	(38)	-	-	-	(38)
Total comprehensive loss	$(38,790)
Issuance of common shares under employee stock purchase plan		24	170	-	-	-	-	-	-	170
Issuance (cancellations) of common shares from treasury		-	-	208	-	-	-	31	158	366
Cash dividends of $.06 per common share		-	-	-	-	-	(944)	-	-	(944)
Balance at December 31, 2007		21,180	$92,552	$7,856	$-	$(48)	$79,927	(5,402)	$(59,154)	$121,133

Comprehensive Loss – 2008
Net loss	$(69,002)	-	-	-	-	-	(69,002)	-	-	(69,002)
Net unrealized (loss) on cash flow hedges	(27)	-	-	-	-	(27)	-	-	-	(27)
Total comprehensive loss	$(69,029)
Shares repurchased for the Treasury		-	-	-	-	-	-	(31)	(55)	(55)
Issuance of common shares under employee stock purchase plan		56	136	-	-	-	-	-	-	136
Issuance (cancellations) of common shares from treasury		-	-	(643)	-	-	-	197	1,147	504
Balance at December 31, 2008		21,236	$92,688	$7,213	$-	$(75)	$10,925	(5,236)	$(58,062)	$52,689

See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31
(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:	2008	2007	2006
Net loss	$(69,002)	$(38,752)	$(31,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,225	5,790	6,533
Provision for doubtful receivables	1,140	512	1,631
Provision for write-down of assets to net realizable value	1,505	-	-
Net unrealized loss on cash flow hedges	(27)	(38)	(4)
Goodwill impairment charge	12,993	3,872	-
Impairment charges	6,264	-	-
Loss on sale of businesses	9,439	-	-
Gain on sale of properties and other assets, net	(44)	(1,037)	(13,183)
Increase in cash surrender value of life insurance policies	(90)	(1,129)	(317)
Deferred income tax provision (benefit)	(1,533)	(2,534)	20,224
Tax benefit from stock options exercised	-	-	25
Other	(3,993)	1,100	127
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Trade receivables	(116)	15,977	16,642
Inventories	35,819	4,243	25,627
Prepaid expenses and other	(777)	153	(582)
Accounts payable, trade	(3,628)	(1,956)	(13,150)
Income taxes - accrued and refundable	1,003	9,710	(1,051)
Accrued expenses and other liabilities	(2,786)	(2,687)	(15,750)
Net cash used in operating activities	(9,608)	(6,776)	(5,033)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses	25,238	-	-
Proceeds from sale of properties and other assets	357	1,787	28,104
Investments in marketable securities and cash surrender value	(667)	(1,688)	(2,574)
Purchases of property and equipment	(2,088)	(3,618)	(4,622)
Other	(7,154)	310	(517)
Net cash provided by (used in) investing activities	15,686	(3,209)	20,391

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	16,813	11,037	11,713
Payments of short-term borrowings	(37,906)	(288)	(14,910)
Proceeds from long-term debt	-	-	255
Payments of long-term debt	(853)	(1,077)	(10,452)
Proceeds from borrowings on cash value of life insurance policies	48,983	-	-
Repayment of borrowings on cash value of life insurance policies	(19,000)	-	-
Issuance of common shares under stock incentive plans	136	170	878
Tax benefit from stock options exercised	-	-	(25)
Cash dividends paid	-	(944)	(2,818)
Purchases of common shares for treasury	(55)	(15)	(129)
Other	-	-	1
Net cash provided by (used in) financing activities	8,118	8,883	(15,487)
Increase (decrease) in cash and cash equivalents	14,196	(1,102)	(129)

CASH AND CASH EQUIVALENTS
Beginning of year	1,549	2,651	2,780
End of year	$15,745	$1,549	$2,651
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$599	$663	$1,383
Cash refunded during the year for income taxes	(35)	(9,032)	(127)
Operating cash received related to insurance settlement	988	-	2,875
Gain on sale of assets - Continuing operations	(44)	(1,037)	(8,689)
(Gain) loss on sale of assets - Discontinued operations	$9,439	$-	$(4,345)

See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

Nature of Operations - Coachmen Industries, Inc. and its subsidiaries (the "Company") manufacture system-built housing. The system-built products (single-family homes, multi-family dwellings, military housing, motels/hotels, group living facilities, and residential subdivisions) are sold to builders/dealers or directly to the end user for certain specialized structures. Through a joint venture, the Company also manufactures a line of low floor ADA-compliant buses.

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

Revenue Recognition - For the Housing Segment, the shipping terms are either FOB shipping point or FOB destination. For traditional home sales, shipping terms are generally FOB destination and title and risk of ownership are generally transferred when the Company completes installation of the product. For traditional home sales with FOB destination shipping terms, the Company generally recognizes the revenue at the time delivery and installation are completed. Revenue from final set-up procedures, which are perfunctory, is deferred and recognized when such set-up procedures are completed. Major projects shipping terms are usually detailed in the contract, and title and risk of ownership are transferred per the contract. In the case of these major projects, the Company recognizes the revenue when title and risk of ownership are transferred according to the terms of the contract. For bus sales, the shipping terms are free on board ("FOB") shipping point and title and risk of ownership are transferred to the independent dealers at that time so sales are recognized as revenue at the time the products are shipped.

Cash Flows and Non-cash Activities - For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, cash investments and any highly liquid investments purchased with original maturities of three months or less.

Non-cash investing and financing activities are as follows (in thousands):

	2008	2007	2006
Issuance (cancellations) of common shares, at market value, in lieu of cash compensation	$234	$116	$125
Notes receivable received in connection with the sale of certain assets (see Note 12)	$-	$2,610	$5,920

Restricted cash - Restricted cash as of December 31, 2008 includes $7.5 million in cash collateral required for letters of credit, $10.0 million indemnity escrow account related to the agreement for the asset sale of the recreational vehicle business and $1.4 million cash collateral related to workers compensation trust accounts. An accounts receivable escrow account related to the agreement for the asset sale of the recreational vehicle business of $1.5 million is included in cash and cash equivalents as it is scheduled to be payable to the Company within forty-five days. The amount as of December 31, 2008 classified as current assets of $1.6 million represents the current portion of cash collateral for letters of credit. Long term restricted cash at December 31, 2008 consists of the $10.0 million indemnity escrow account related to the agreement for the asset sale of the recreational vehicle business, $5.9 million in cash collateral required for letters of credit and $1.4 million cash collateral related to workers compensation trust accounts. Restricted cash as of December 31, 2007 consists of $1.2 million in cash collateral related to workers compensation trust accounts.

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and trade receivables.

At December 31, 2008, 2007 and 2006, cash and cash equivalents invested in money market accounts or certificates of deposit were $0.0 million, $0.0 million and $0.6 million, respectively.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

The Company has a concentration of credit risk in the housing industry. A single major products customer accounted for approximately 38% of the Company’s consolidated net sales in 2008 and 5% of trade accounts receivable at December 31, 2008. No single customer accounted for more than 10% of consolidated net sales in 2007 or 2006. The Company performs ongoing credit evaluations of its customers' financial conditions and sales to its traditional home builders are generally cash on delivery whereby the Company is paid upon delivery or shortly thereafter. Payments related to major projects are received in accordance with the terms of the contract. Future credit losses are provided for currently through the allowance for doubtful receivables, and actual credit losses are charged to the allowance when incurred.

Investment income from continuing operations consists of the following for the years ended December 31 (in thousands):

	2008	2007	2006
Interest income	$288	$477	$384
Increase in cash value of life insurance policies	1,255	1,003	1,138
Dividend income on preferred stocks	7	7	5
Net loss on investment in joint ventures	(456)	-	-

Total	$1,094	$1,487	$1,527

Joint Venture - In December 2007, the Company entered into an agreement to produce ADA compliant low floor accessible buses for ARBOC Mobility LLC, a marketer of specialized transit and shuttle buses designed for users with mobility challenges. This bus incorporates patent pending technologies provided by ARBOC Mobility. In connection with the agreement with ARBOC Mobility LLC, the Company agreed to finance up to $1.0 million of start up cash requirements. As of December 31, 2008, the Company has a note receivable of $0.9 million due from ARBOC Mobility LLC for start up cash requirements. The note is on a month-by-month basis and bears interest at the rate of 1% per month on the principal balance. The note is included in other receivables on the Consolidated Balance Sheet at a net amount of $0.4 million after write-down for the Company’s portion of joint venture losses to date. The Company has a 30% interest in this entity and therefore accounts for this investment on the equity basis. Related party transactions with ARBOC Mobility LLC include sales of $2.4 million in 2008 and outstanding accounts receivable of approximately $1.0 million at December 31, 2008.

Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value as of December 31, 2008 and 2007, because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of December 31, 2008 and 2007, based upon terms and conditions currently available to the Company in comparison to terms and conditions of the existing long-term debt. The Company also has investments in life insurance contracts. At December 31, 2008 and 2007, the carrying amount of life insurance policies, which equaled their fair value, was $4.7 million ($51.7 million, less $47.0 million of policy loans) and $33.9 million ($51.5 million, less $17.6 million of policy loans), respectively.

The Company adopted the provisions of SFAS No. 157 Fair Value Measurements (SFAS No. 157) related to its financial assets and liabilities in the first quarter of 2008. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. In February 2008, FASB issued FSP No. FAS 157-2 delaying the applicability of SFAS No. 157’s fair-value measurements of certain nonfinancial assets and liabilities for one year. In October 2008, the Financial Accounting Standards Board (FASB) issued FSP FAS 157-3, Determining the Fair value of a Financial Asset When the Market for That Asset Is Not Active.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

Assets or liabilities that have recurring fair value measurements are shown below as of December 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in
		Active Markets	Significant	Significant
		For Identical	Other Observable	Unobservable
		Assets	Inputs	Inputs
	Total as of
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$15,745	$15,745	$-	$-

Restricted cash	18,921	18,921

Interest Rate Swap (1)	(75)	-	(75)	-

Net	$34,591	$34,666	$(75)	$-

(1) Included in other long-term liabilities on consolidated balance sheet.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has entered into various interest rate swap agreements to manage the economic risks associated with fluctuations in interest rates by converting a portion of the Company's variable rate debt to a fixed rate basis, thus reducing the impact of changes in interest rates on future interest expense. These financial instruments were designated as cash flow hedges, with changes in fair value being included as a component of other comprehensive income (loss) within shareholders' equity. Hedge effectiveness is evaluated by the hypothetical derivative method and any hedge ineffectiveness is reported as interest expense. Hedge ineffectiveness was not material in 2008, 2007 or 2006.

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

Upon sale or retirement of property, plant and equipment, including long-lived assets deemed held for sale and rental properties, the asset cost and related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in earnings.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

Long-Lived Assets - Long-lived assets held and used by the Company, including property, plant and equipment and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable (see Note 12 for asset impairments recorded in 2008 and 2007, including impairments of intangible assets).

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Goodwill assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The Company reviews the carrying amounts of goodwill assets annually by segment to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon a discounted cash flow analysis, such assets are reduced by the estimated shortfall of fair value to recorded value. At December 31, 2007, the Company had $13.0 million of goodwill, all attributable to the Housing reporting unit. The Company conducted its annual goodwill impairment test as required by SFAS No. 142, during the fourth quarter of 2008 and the results indicated that the goodwill was fully impaired. Accordingly, the Company recorded a non-cash goodwill impairment charge of $13.0 million in the quarter ended December 31, 2008. The goodwill impairment charges in 2008 were recorded at the corporate level because this goodwill was carried at that level. At December 31, 2006, the Company had $16.9 million of goodwill, $13.0 million attributable to the Housing reporting unit and $3.9 million attributable to the RV reporting unit. As a result of continuing losses incurred by the RV reporting unit, in accordance with SFAS No. 142 the Company performed an interim goodwill impairment evaluation during the quarter ended June 30, 2007. Because the carrying value of the RV reporting unit exceeded its fair value as calculated using the expected present value of future cash flows, the Company concluded that the goodwill was fully impaired as of June 30, 2007. Accordingly, the Company recorded a non-cash goodwill impairment charge of $3.9 million in the quarter ended June 30, 2007. As a result of these impairment charges, the Company has no remaining goodwill company-wide at December 31, 2008.

The changes in the carrying amount of goodwill for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

Balance at January 1, 2006	$17,383
Sale of business	(518)
Balance at December 31, 2006	16,865
Impairment charge in discontinued operations	(3,872)
Balance at December 31, 2007	$12,993
Impairment charge	(12,993)
Balance at December 31, 2008	$-

During 2008, the Company determined that certain note receivable and equity investments amounting to $4.6 million were impaired based on our determination of the financial condition of the corresponding entity. The related expense is included in the Impairments line item on the consolidated statement of operations.

The Company’s review of its property plant and equipment resulted in an asset impairment charge of approximately $1.0 million in 2008 relating to a former Housing Group manufacturing plant that is currently listed for sale. This production facility located in Zanesville, Ohio had been consolidated with a larger facility located in Decatur, Indiana in order to increase capacity utilization at the Indiana plant. This consolidation occurred during the fourth quarter of 2007. This Zanesville, Ohio property and an unused warehouse located in Decatur, Indiana are listed for sale and are classified as real estate held for sale in the consolidated financial statements.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

Warranty Expense - The Company provides to its customers a variety of warranties on its products ranging from 1 to 2 years in length and up to ten years on certain structural components. Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. General warranty reserves are based upon past warranty claims and sales history and adjusted as required to reflect actual costs incurred, as information becomes available. Specific warranty reserves are based on specific identified issues with the amounts accrued based on the estimated cost to correct the problem. Warranty expense from continuing operations totaled $3.7 million, $2.9 million and $5.0 million in 2008, 2007 and 2006, respectively. At December 31, 2008 warranty reserves include estimated amounts related to recreational vehicle warranty obligations retained by the Company. The $10.0 million indemnity escrow account created as a result of the recreational vehicle business asset sale, which is included in long-term restricted cash at December 31, 2008, is subject to reduction to pay for the recreational vehicle warranty obligations retained by the Company.

Changes in the Company's warranty liability during the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	2008	2007	2006
Balance of accrued warranty at January 1	$8,123	$11,099	$20,005
Warranties issued and changes in liability for pre-existing warranties	14,873	16,787	21,598
Cash settlements made during the period	(13,308)	(19,763)	(30,504)

Balance of accrued warranty at December 31	$9,688	$8,123	$11,099

Stock-Based Compensation - Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method and accordingly, the Company did not restate the consolidated results of income from prior interim periods and fiscal years. Under SFAS 123R, the Company is required to measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense over the period that the awards are expected to vest. Restricted stock and stock options issued under the Company’s equity plans, as well as, stock purchases under the employee stock purchase plan are subject to the provisions of SFAS 123R. Since the adoption of SFAS 123R, there have been no modifications to outstanding stock-based awards.

Stock options generally vest over a four-year service period. The Company has not granted any stock option awards since 2003. The remaining unvested stock options, net of forfeitures, at December 31, 2008 were not significant.

Compensation expense related to the Company's Employee Stock Purchase Plan was not significant for the years ended December 31, 2008, 2007 or 2006.

New and Pending Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). In February 2008, FASB issued FSP No. FAS 157-2 which delayed the applicability of SFAS No. 157’s fair-value measurements of certain nonfinancial assets and liabilities for one year. In October 2008, the Financial Accounting Standards Board (FASB) issued FSP FAS 157-3, Determining the Fair value of a Financial Asset When the Market for That Asset Is Not Active (collectively SFAS 157). SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 was adopted as of January 1, 2008 for the Company’s financial assets and liabilities. The Company does not anticipate the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities will have a material impact on its consolidated financial statements.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of this statement did not have a material effect on the Company's financial statements as the Company did not elect to account for any financial assets or liabilities at fair value.

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

In March 2008 the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, requiring enhanced disclosures about the Company’s derivative and hedging activities. SFAS No. 161 is effective for fiscal years beginning after December 15, 2008.The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statement footnote disclosures.

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (FSP FAS 140-4 and FIN 46(R)-8). FSP FAS 140-4 and FIN 46(R)-8 amends both FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125, and FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, to require public entities to provide additional disclosures about transfers of financial assets and about their involvement with variable interest entities. The Company does not anticipate that the adoption of this statement in 2009 will have a material impact on its consolidated financial statement footnote disclosures.

Research and Development Expenses - Research and development expenses charged to continuing operations were $2.2 million, $2.4 million, and $2.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Shipping and Handling Costs - The Company records freight billed to customers as sales. The Company records delivery expenses as a component of cost of sales. Prior to January 1, 2007, the Company classified delivery expenses as an operating expense. This change is considered a change in accounting principle pursuant to the provisions of FASB Statement No. 154, Accounting Changes and Error Corrections, and was reported by retrospective application to prior periods' financial statements. This change in accounting principle is considered preferable as it was made to conform the classification of these expenses on the statement of operations to the classification of such expenses by other companies in our industry.

The effect of this change was an increase of cost of sales and a decrease of operating expenses by approximately $12.6 million in 2008 and $14.8 million in 2007. The Company applied the change retrospectively by reclassifying approximately $15.9 million of delivery expenses from operating expenses to cost of sales for the year ending December 31, 2006. This change has no effect on income from continuing operations, net income or per share amounts for any period presented.

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

Income Taxes - The Company accounts for corporate income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the Company to evaluate the need to establish a valuation allowance to reduce the carrying value of its deferred tax assets on the balance sheet. Deferred tax assets arise as a result of tax loss carryforwards and various differences between the book value of assets and the values used for income tax purposes. SFAS No 109 states that a valuation allowance is generally required if a company has cumulative losses in recent years. Given the losses incurred by the Company over the last three years, noncash charges from continuing operations of $5.4 million, $3.9 million and $3.7 million were recorded as a valuation allowance for the full value of its deferred tax assets as of December 31, 2008, 2007 and 2006, respectively.

2.	BASIS OF PRESENTATION.

Going Concern - The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which is management’s intention. The plan to do so contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have incurred significant losses from 2005 through 2008, attributable primarily to the RV Group operations. We have managed our liquidity during this time through a series of cost reduction initiatives, sales of assets and utilization of Company owned life insurance policies. However, the credit market crisis has had a dramatic effect on our industries. In the second half of 2008, the increased turmoil in the mortgage and overall credit markets (particularly the lack of financing to recreational vehicles dealers and consumers), the continued reductions in U.S. housing values, the volatility in the price of oil and the recession in the United States created a substantially more difficult business environment, which ultimately led us to sell the RV Group in December 2008. The ability to obtain traditional bank financing or sell additional assets is extremely limited. Our liquidity position, as well as our operating performance, were negatively affected by these economic and industry conditions and by other financial and business factors, many of which are beyond our control. These conditions have not improved through January 2009, with single-family housing starts for the U.S. the lowest in the last 50 years. We do not believe it is likely that these adverse economic conditions, and their effect on the housing industry, will improve significantly during the first half of 2009, notwithstanding the unprecedented intervention by the United States Government in the banking and financial systems.

Due to this sudden and rapid decline of the RV and Housing industries during 2008, particularly in the fourth quarter of 2008, we determined that, despite the far reaching actions to restructure our business, we needed to develop and execute a comprehensive plan to improve our liquidity.

The Company is currently working with a bridge loan lender to put in place a $6 million bridge loan. The final terms and timing of the close on this loan are dependent upon a number of factors, including the lender completing their due diligence, determination of covenants, security and other terms and documentation of the loan agreement. There are no assurances that the loan will close and if it does, at what terms.

The Company is also currently exploring various opportunities to monetize a portion of the expected recovery on certain litigation claims. As discussed in Note 13, the Company has received a favorable verdict against Crane Composites, Inc. f/k/a Kemlite for breach of contract and multiple warranty claims arising from the sale of defective sidewall material to Coachmen Industries, Inc subsidiaries. All of the counts alleged in the original complaint were found in favor of the Company. The remaining phase of the trial will determine the amount of damages payable on this liability judgment. The Company has asserted claims for warranty related expense in excess of $19 million and is seeking to recover additional damages for lost profits, lost market share and the sale of the RV business. It is anticipated that the final phase of the trial will be conducted in the latter part of 2009. There can be no assurance about the amount or timing of any recovery that the Company may realize from any final judgment in the litigation. Nor is there any assurance that the Company will be able to monetize a portion of the potential settlement prior to the final phase of the trial.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

2.	BASIS OF PRESENTATION, Continued.

On February 10, 2009, the Company’s Board of Directors authorized and recommended, subject to shareholder approval, an amendment to the Company’s Articles of Incorporation, as amended, to authorize the issuance of 10,000,000 shares of preferred stock. The Indiana Business Corporation Law requires approval of the Company’s shareholders in order to adopt the proposed amendment to be approved requires that more shares are voted in favor of the amendment than shares are voted against. If shareholders approve and authorize this amendment, the Company intends to file Articles of Amendment to authorize the issuance of 10,000,000 shares of preferred stock promptly following the Annual Meeting. The amendment will become effective upon filing the prescribed Articles of Amendment with the Indiana Secretary of State.

As proposed, the Company could issue preferred stock, without further action by the Company’s shareholders, except as may be required by applicable law or pursuant to the requirements of the exchange or quotation system upon which our securities are then trading or quoted and, thereby, provide the Company with maximum flexibility in structuring acquisitions, joint ventures, strategic alliances, capital-raising transactions and for other corporate purposes. There are no assurances that the shareholders will approve this amendment, and even if approved, that the Board will issue such Preferred Stock or that such stock could be sold.

The Company is also in discussions with a number of third parties regarding various other opportunities to obtain financing or raise equity capital. There are no assurances that the Company’s efforts will be successful or the timing or terms of any such opportunities.

We believe that between these opportunities we will be able to obtain the necessary short-term funding. This funding is required to provide the necessary working capital to operate our businesses until the economy recovers and our sales levels return to more historical volume levels. If we are unable to obtain the financing described above, this would potentially require us to seek relief under the U.S. Bankruptcy Code.

The following is a summary of certain cost reduction and restructuring actions contemplated by the Viability Plan:

Manufacturing Operations – We have temporarily placed our North Carolina facility on an extended shutdown until a sustainable backlog can be obtained that would support the reopening of this facility. Until then, production to serve customers of the North Carolina plant will be shifted to our plant in Virginia.

Labor Cost – We have reduced salaried employment levels within the Housing Group alone by ten employees during 2009 and further reductions will be made prior to the end of the first quarter. During the first quarter of 2009, all salaried employees incurred temporary salary reductions of 20% - 25%. Additional permanent salary reductions will be implemented in the second quarter.

Asset Sales – We have been actively marketing certain assets for sale including a number of idled facilities or vacant land. However, a continuation of the current economic conditions and the lack of available credit will make it difficult to complete these transactions in 2009.

Repurchase Obligations – We are in early stage discussions with certain floorplan lenders to modify our RV repurchase obligations.

The success of our Viability Plan is conditioned upon obtaining a minimum level of financing for working capital needs. The success of our Viability Plan also necessarily depends on the economic conditions and the level of housing sales. Our suppliers might respond to an apparent weakening of our liquidity position and to address their own liquidity needs by requesting faster payment of invoices or other assurances. If this were to happen, our need for cash would be intensified and we might be unable to make payments to our suppliers as they become due.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

2.	BASIS OF PRESENTATION, Continued.

Our ability to continue as a going concern is dependent on many events outside of our direct control, including, among other things, obtaining additional financing; the successful execution of the restructuring actions discussed above and the ability of our builders and customers to obtain the financing they need to purchase our products in substantially higher volumes. Our significant recent operating losses and negative cash flows, minimal level of working capital, the uncertainty of obtaining financing, and successful execution of our Viability Plan, among other factors, raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	SEGMENT INFORMATION.

The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's sole reportable segment at December 31, 2008 is Housing. The Company evaluates the performance of its segment based primarily on net sales and pre-tax income and allocates resources to it based on performance. The accounting policies of the segment are the same as those described in Note 1 and there are no inter-segment revenues. The Company allocates certain corporate expenses to this segment based on three dimensions: revenues, subsidiary structure and number of employees. In addition, the data excludes the results of the discontinued operations (see Note 12). Differences between reported segment amounts and corresponding consolidated totals represent corporate and other income or expenses for administrative functions and income, costs or expenses relating to property and equipment that are not allocated to the segment, and for 2008, sales and expenses related to the new bus manufacturing operation that is not yet large enough to require segment presentation.

As discussed in Note 12, the Company sold substantially all of the assets of its RV Segment during 2008 and the operations of the RV Segment are included in discontinued operations in the consolidated statement of operations. Accordingly, the RV Segment is no longer deemed a reportable segment, and as such the segment information disclosed in the following tables exclude amounts pertaining to the Company’s former RV Segment.

The table below presents information about the segment used by the chief operating decision maker of the Company for the years ended December 31 (in thousands):

	2008	2007	2006
Net sales
Housing	$117,191	$119,186	$159,672
Other	2,405	-	-

Total	$119,596	$119,186	$159,672

Gross profit
Housing	$18,014	$12,847	$19,933
Other	(635)	-	-

Total	$17,379	$12,847	$19,933

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

3.	SEGMENT INFORMATION, Continued.

	2008	2007	2006
Operating expenses
Housing	$16,551	$20,200	$17,284
Other	22,105	4,429	(494)

Total	$38,656	$24,629	$16,790

Operating income (loss)
Housing	$1,463	$(7,353)	$2,649
Other	(22,740)	(4,429)	494

Total	$(21,277)	$(11,782)	$3,143

Pre-tax income (loss) from continuing operations
Housing	$1,324	$(7,434)	$2,665
Other	(21,542)	(3,658)	1,509

Total	$(20,218)	$(11,092)	$4,174

Total assets
Housing	$43,456	$54,601	$57,968
Other	63,948	153,067	185,166

Total	$107,404	$207,668	$243,134

Total goodwill
Housing	$-	$-	$-
Other	-	12,993	16,865

Total	$-	$12,993	$16,865

The following specified amounts from continuing operations are included in the measure of segment pre-tax income or loss reviewed by the chief operating decision maker (in thousands):

	2008	2007	2006
Interest expense
Housing	$159	$341	$281
Other	1,476	658	636

Total	$1,635	$999	$917

Depreciation
Housing	$2,000	$2,295	$2,522
Other	321	339	465

Total	$2,321	$2,634	$2,987

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

4.	INVENTORIES.

Inventories consist of the following (in thousands):

	December 31,	December 31,
	2008	2007
Raw materials
Housing	$4,157	$5,989
Other	902	11,789

Total	5,059	17,778

Work in process
Housing	2,392	2,941
Other	385	12,913

Total	2,777	15,854

Improved lots
Housing	434	645

Total	434	645

Finished goods
Housing	10,816	10,953
Other	824	34,038

Total	11,640	44,991

Total	$19,910	$79,268

Other amounts listed above in 2008 primarily relate to bus manufacturing operations, while the 2007 amounts primarily relate to discontinued operations (see Note 12).

5.	PROPERTY, PLANT AND EQUIPMENT.

Property, plant and equipment consist of the following (in thousands):

	2008	2007

Land and improvements	$7,700	$11,452
Buildings and improvements	32,849	59,765
Machinery and equipment	10,637	24,429
Transportation equipment	11,035	14,654
Office furniture and fixtures	13,992	17,274

Total	76,213	127,574
Less, accumulated depreciation	45,291	74,642

Property, plant and equipment, net	$30,922	$52,932

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

6.	SHORT-TERM BORROWINGS.

On August 2, 2006, the Company executed a $55 million, five-year, secured Revolving Credit Facility with Bank of America (formerly LaSalle Business Credit, LLC) to meet its seasonal working capital needs. At December 31, 2008 this bank line of credit had been fully paid and was terminated except for outstanding letters of credit totaling $7.5 million that were fully backed by cash collateral. At December 31, 2007 there were short-term borrowings of $20.1 million outstanding against this bank line of credit, and outstanding letters of credit totaling $4.7 million.

At December 31, 2008, the Company owed $3.1 million on floorplan notes payable relating to the new and used recreational vehicle inventory of the Company’s former owned dealership. This note payable was paid in full in January 2009.

7.	LONG-TERM DEBT.

Long-term debt consists of the following (in thousands):

	2008	2007
Obligations under industrial development revenue bonds, variable rates (effective weighted-average interest rates of 1.3% and 3.6% at December 31, 2008 and 2007, respectively), with various maturities through 2015	$2,850	$3,600

Other	159	262

Subtotal	3,009	3,862

Less, current maturities of long-term debt	819	852

Long-term debt	$2,190	$3,010

Principal maturities of long-term debt during the four fiscal years succeeding 2009 are as follows: 2010 - $820,000; 2011 - $770,000; 2012 - $150,000 and 2013 - $150,000.

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

In January of 2003, the Company entered into various interest rate swap agreements that became effective beginning in October of 2003. These swap agreements are designated as cash flow hedges under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and are used to manage the economic risks associated with fluctuations in interest rates by converting a portion of the Company's variable-rate debt to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the interest expense caption of the statements of income. Hedge ineffectiveness was not material in 2008, 2007 or 2006. The fair value of the Company's interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. If, in the future, the interest rate swap agreements are determined to be ineffective hedges or are terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized amounts on cash flow hedges included in accumulated other comprehensive income (loss) within shareholders' equity.

At December 31, 2008, the Company had one remaining interest rate swap agreement with a notional amount of $1.8 million that was used to convert the variable interest rates on certain industrial development revenue bonds to fixed rates. In accordance with the terms of the swap agreement, the Company pays a 3.71% interest rate, and receives the Bond Market Association Index (BMA), calculated on the notional amount, with net receipts or payments being recognized as adjustments to interest expense. The Company recorded a liability for the potential early settlements of these swap agreements in the amount of $75,000 at December 31, 2008 and $49,000 at December 31, 2007. This exposure represents the fair value of the swap instruments and has been recorded in the balance sheets in accordance with SFAS No. 133 as a noncurrent liability. The effective portion of the cash flow hedge has been recorded, net of taxes, as a reduction of shareholders' equity as a component of accumulated other comprehensive loss.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES.

Accrued expenses and other liabilities at year-end consist of the following (in thousands):

	2008	2007
Wages, salaries, bonuses, commissions and other compensation	$5,022	$2,432
Dealer incentives, including volume bonuses, dealer trips, interest reimbursement, co-op advertising and other rebates	989	1,577
Warranty	9,688	8,123
Insurance-products and general liability, workers compensation, group health and other	6,320	8,519
Customer deposits and unearned revenues	2,545	4,208
Litigation	270	930
Interest	395	751
Sales and property taxes	920	1,837
Deferred gain on sale of real estate	814	1,145
Repurchase liability	2,671	926
Other current liabilities	1,493	2,787

Total	$31,127	$33,235

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.	COMMON STOCK MATTERS AND EARNINGS PER SHARE.

Stock Option Plan

The Company has stock option plans, including the 2000 Omnibus Stock Incentive Program (the "2000 Plan"), which was approved by the shareholders on May 4, 2000. The 2000 Plan provides for 1.0 million common shares to be reserved for grants under the Company's stock option and award plans. The Company's stock option plan provides for the granting of options to directors, officers and eligible key employees to purchase common shares. The 2000 Plan permits the issuance of either incentive stock options or nonqualified stock options. Stock Appreciation Rights ("SAR's") may be granted in tandem with stock options or independently of and without relation to options. There were no SAR's outstanding at December 31, 2008 or 2007. The option price for incentive stock options shall be an amount of not less than 100% of the fair market value per share on the date of grant and the option price for nonqualified stock options shall be an amount of not less than 90% of the fair market value per share on the date the option is granted. No such options may be exercised during the first year after grant, and are exercisable cumulatively in four installments of 25% each year thereafter. Outstanding options have terms of ten years.

The following table summarizes stock option activity (number of shares in thousands):
	Number of Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2006	284	$12.19
Granted	-	-
Canceled	(71)	13.60
Exercised	(64)	9.95

Outstanding, December 31, 2006	149	12.48
Granted	-	-
Canceled	(15)	14.80
Exercised	-	-

Outstanding, December 31, 2007	134	12.20
Granted	-	-
Canceled	(1)	15.78
Exercised	-	-

Outstanding, December 31, 2008	133	$12.18

Options outstanding at December 31, 2008 are exercisable at prices ranging from $10.00 to $18.68 per share and have a weighted-average remaining contractual life of 2.5 years. The following table summarizes information about stock options outstanding and exercisable at December 31, 2008 (in thousands):

	Options Outstanding and Exercisable

Range of Exercise	Number Outstanding at	Weighted-Average Remaining	Weighted-Average
Price	December 31, 2008	Contractual Life	Exercise Price
$10.00 - $12.00	89	2.1	$10.17
12.01 - 17.00	39	3.3	16.01
$17.01 - $18.68	5	3.3	$18.68

	133

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.	COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.

There were no options granted during 2008, 2007 or 2006. As of December 31, 2008 and 2007, 1.2 and 1.4 million shares, respectively, were reserved for the granting of future stock options and awards.

Stock Award Programs

The 2000 Plan also permits the granting of restricted and unrestricted stock awards to the Company's key employees and non-employee directors. In accordance with the provisions of the 2000 Plan, the Board of Directors may grant shares of stock to eligible participants for services to the Company. Restricted shares vest over a period of time as determined by the Board of Directors and are granted at no cost to the recipient. For restricted shares that are not subject to pre-established Company performance objectives, compensation expense is recognized over the vesting period at an amount equal to the fair market value of the shares on the grant date. Compensation expense for discretionary unrestricted stock awards is recognized at date of grant. There were 26,811, 22,517 and 21,728, restricted non-contingent stock awards granted at a weighted-average per share grant-date fair value of $3.70, $10.51 and $11.03, in 2008, 2007 and 2006, respectively. Compensation expense of $281,262, $269,306 and $238,000, was recognized in the years ended December 31, 2008, 2007 and 2006, respectively.

On March 28, 2006, the Company granted Restricted Stock Awards to certain key employees as a means of retaining and rewarding them for performance and to increase their ownership in the Company. Participants earn the restricted shares awarded to them based on attainment of certain performance goals for the calendar year 2006. A total of 110,000 shares, assuming 100% of the performance goal was achieved, were granted with a weighted-average grant-date fair value of $11.05 per share. At December 31, 2006, the Company determined that the performance goal was not achieved; therefore, no compensation expense was recorded related to this plan for the year ended December 31, 2006.

On January 10, 2007, the Company granted Restricted Stock Awards to certain key employees as a means of retaining and rewarding them for performance and to increase their ownership in the Company. The awards are governed by the Company’s 2000 Omnibus Stock Plan. Participants earn the restricted shares awarded to them based on attainment of certain performance goals for the calendar year 2007. If the Company meets the minimum threshold and maximum target levels of pre-tax profits, the participants earn corresponding levels of awards. To the extent the Company meets the performance goals for the year, and the participant remains employed by the Company during the vesting period, the earned restricted shares will vest and be delivered to the participants over a three-year vesting period: one-third on January 1, 2009, one-third on January 1, 2010 and one-third on January 1, 2011. Compensation expense is recognized on a straight-line basis over the requisite service period as the awards contingently vest over the performance and service periods. A total of 139,500 shares, assuming 100% of the performance goal is achieved, were granted with a weighted-average grant-date fair value of $10.80 per share. At December 31, 2007, the Company determined that the performance goal was not achieved; therefore, no compensation expense has been recorded related to this plan for the year ended December 31, 2007. Due to termination of employment or due to failure to meet the performance goals condition to receiving the 2007 Restricted Stock Awards, the participants forfeited all rights to the 139,500 shares.

On January 4, 2008, the Company granted Restricted Stock Awards to certain key employees as a means of retaining and rewarding them for performance and to increase their ownership in the Company. The awards are governed by the Company’s 2000 Omnibus Stock Plan. Participants will earn the restricted shares awarded to them based on attainment of certain performance goals for the first quarter of 2008 and for the full calendar year 2008. If the Company meets the minimum or maximum target levels of pre-tax profits, the participants earn corresponding levels of awards. To the extent the Company meets the performance goals for the first quarter and/or the full year, and the participant remains employed by the Company during the vesting period, the earned restricted shares vest and will be delivered to the participants over a three-year vesting period: one-third on January 1, 2009, one-third on January 1, 2010 and one-third on January 1, 2011. A total of 237,375 shares, assuming 100% of the performance goal is achieved, could be granted. At March 31, 2008, the Company determined that the minimum target of the performance goal for the first quarter of 2008 would be achieved; therefore, compensation expense in the amount of $0.1 million was recorded related to this plan for the year ended December 31, 2008. As of December 31, 2008, the Company determined that the performance conditions associated with the restricted stock grants for the full calendar year 2008 were not achieved; therefore, no additional compensation expense was recorded.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.	COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.

On November 25, 2008, the compensation committee of Coachmen’s board of directors granted restricted Coachmen common shares to certain executive officers. A total of 114,000 shares were granted. The grants were conditioned on the closing of the Asset Sale of the recreational vehicle business to Forest River, Inc. (see Note 12) and will vest at the earliest of (i) two years from the date of issuance, provided the employee remains continuously employed by Coachmen, (ii) death, (iii) disability, or (iv) a change of control.

The following table summarizes the activity of the Performance Based Restricted Stock Awards program (in thousands):

Number of Shares
Outstanding, December 31, 2005	142,300
Granted	110,000
Forfeited	(252,300)

Outstanding, December 31, 2006	-
Granted	139,500
Forfeited	(139,500)

Outstanding, December 31, 2007	-
Granted	351,375
Forfeited	(205,187)

Outstanding, December 31, 2008	146,188

The following table summarizes, by plan year, the number of contingent shares awarded, forfeited and the remaining contingent shares outstanding as of December 31, 2008:

	Plan Year
	2008	2007	2006
Contingent shares awarded	351,375	139,500	110,000

Shares forfeited	205,187	139,500	110,000

Contingent shares outstanding as of December 31, 2008	146,188	-	-

Stock Purchase Plan

The Company has an employee stock purchase plan under which a total of 800,000 shares of the Company's common stock are reserved for purchase by full-time employees through weekly payroll deductions. Shares of the Company's common stock are purchased quarterly by the employees at a price equal to 90% of the market price. The market price was based on the lower of the beginning or the ending day of the quarter until June 30, 2006, and subsequently is based on the market price at the end of the quarter. As of December 31, 2008, there were 58 employees actively participating in the plan. Since its inception, a total of 520,000 shares have been purchased by employees under the plan. The Company sold to employees 58,000, 24,000 and 21,830 shares at weighted average fair values of $2.34, $7.62 and $10.02 in 2008, 2007 and 2006, respectively. Certain restrictions in the plan limit the amount of payroll deductions an employee may make in any one quarter. There are also limitations as to the amount of ownership in the Company an employee may acquire under the plan.

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

	2008	2007	2006
Numerator:
Net loss available to common stockholders	$(69,002)	$(38,752)	$(31,805)

Denominator:
Number of shares outstanding, end of period:
Weighted-average number of common shares used in Basic EPS	15,799	15,727	15,633
Stock options and awards	-	-	-

Weighted-average number of common shares used in Diluted EPS	15,799	15,727	15,633

As the Company reported a net loss for the years ended December 31, 2008, 2007 and 2006, the dilutive effect of stock options and awards did not enter into the computation of diluted earnings per share because their inclusion would have been antidilutive.

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

Share Repurchase Programs

Periodically, the Company has repurchased its common stock as authorized by the Board of Directors. Under the repurchase program, common shares are purchased from time to time, depending on market conditions and other factors, on the open market or through privately negotiated transactions. During August 2006, the Company announced that the Board of Directors had authorized a share repurchase of up to one million shares. During the third quarter of 2006, the Company repurchased 11,700 shares for a total cost, including commissions, of $128,516. During the second quarter of 2007, the Company repurchased 1,500 shares for a total cost, including commissions, of $15,050. During the fourth quarter of 2008, the Company repurchased 30,815 shares for a total cost, including commissions, of $54,595. At December 31, 2008, there are 955,985 shares remaining authorized for repurchase by the Board of Directors.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

10.	COMPENSATION AND BENEFIT PLANS.

Incentive Compensation

The Company has incentive compensation plans for its officers and other key personnel. The amounts charged to expense for the years ended December 31, 2008, 2007 and 2006 aggregated $0, $753,000, and $363,000, respectively.

Deferred Compensation

The Company has established a deferred compensation plan for executives and other key employees. The plan provides for benefit payments upon termination of employment, retirement, disability, or death. The Company recognizes the cost of this plan over the projected service lives of the participating employees based on the present value of the estimated future payment to be made. The deferred compensation obligations, which aggregated $3.1 million and $5.3 million at December 31, 2008 and 2007, respectively, are included in other non-current liabilities, with the current portion ($2.9 million and $0.9 million at December 31, 2008 and 2007, respectively) included in other current liabilities.

In connection with the acquisition of Mod-U-Kraf Homes in 2000, the Company assumed obligations under existing deferred compensation agreements. The remaining liability recognized in the consolidated balance sheet aggregated $34,000 and $37,000 at December 31, 2008 and 2007, respectively.

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

The Company has also established a supplemental deferred compensation plan (Executive Savings Plan) for certain key executive management as determined by the Board of Directors. This plan allows participants to defer compensation without regard to participation in the Company's 401(k) plan. The participants select certain mutual funds investments and Company stock whose performance is tracked by the Company. In addition, the Company matches a certain level of participant contributions that vests after a five-year period. Under the plan, the investments are not funded directly, including the matching contributions and investments in Company stock. Instead, the plan administrator tracks the performance of investments in mutual funds and Company stock as directed by the participant and a liability to the participants is recorded by the Corporation based on the performance of the phantom investments. Participant benefits are limited to the value of the vested benefits recorded on their behalf. Liabilities recorded on the consolidated balance sheets related to these plans as of December 31, 2008 and 2007 are $1.4 million and $2.3 million, respectively.

On November 19, 2008, the Company’s Board of Directors adopted amendments to the Company’s deferred compensation plans, which were contingent on the sale of the Company’s recreational vehicle assets to Forest River, Inc. on or before December 31, 2008 (see Note 12). These amendments collectively froze all future contributions to the Plans as of December 31, 2008; vested all participants in their account balances as of December 31, 2008; and provided that the balance of participant accounts in the Plans were to be paid to the participants in a single lump sum no later than January 15, 2009, unless the participant’s Payment Event or Termination of Service occurred on or before December 31, 2008.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

10.   COMPENSATION AND BENEFIT PLANS, Continued.

Employee Benefit Plans

The Company sponsors a retirement plan (the "Plan"), under Section 401(k) of the Internal Revenue Code (IRS) that covers all eligible employees. The Plan is a defined contribution plan and allows employees to make voluntary contributions up to 20% of annual compensation. Effective January 1, 2005, the Plan was amended to allow for voluntary contributions of up to 50% of annual compensation, not to exceed IRS limits. Under the Plan, the Company may make discretionary matching contributions on up to 6% of participants' compensation, however the Company ceased matching contributions in 2008. Expenses under the Plan aggregated $0.4 million, $1.0 million, and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

11.   INCOME TAXES.

Income taxes (benefit) attributable to continuing operations are summarized as follows for the years ended December 31 (in thousands):

	2008	2007	2006
Federal:
Current	$(36)	$-	$-
Deferred	(1,533)	(141)	2,803
	(1,569)	(141)	2,803
State:
Current	30	-	-
Deferred	-	(13)	330
	30	(13)	330

Total	$(1,539)	$(154)	$3,133

The following is a reconciliation of the provision for income taxes attributable to continuing operations computed at the federal statutory rate (35% for all years presented) to the reported provision for income taxes (in thousands):

	2008	2007	2006

Computed federal income tax at federal statutory rate	$(7,076)	$(3,882)	$1,461
Changes resulting from:
Decrease (increase) in cash surrender value of life insurance contracts	985	(449)	(370)
Loss on sale of stock of Miller Building Systems, Inc.		-	(1,690)
Current year state income taxes, net of federal income tax benefit	19	(9)	218
Valuation allowance for NOL, AMT, deferred tax assets and general business credits	5,403	3,928	3,494
Recognition of deferred tax liability related to goodwill impairment	(898)	-	-
Other, net	28	258	20

Total	$(1,539)	$(154)	$3,133

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

11.   INCOME TAXES, Continued.

The Company accounts for corporate income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the Company to evaluate the need to establish a valuation allowance to reduce the carrying value of its deferred tax assets on the balance sheet. Deferred tax assets arise as a result of tax loss carryforwards and various differences between the book value of assets and the values used for income tax purposes. SFAS No 109 states that a valuation allowance is generally required if a company has cumulative losses in recent years. Given the losses incurred by the Company over the last three years, noncash charges from continuing operations of $5.4 million, $3.9 million and $3.5 million were recorded as a valuation allowance for the full value of its deferred tax assets as of December 31, 2008, 2007 and 2006, respectively. At December 31, 2008 the Company had a tax benefit of $37.1 million related to Federal net operating loss carryforwards which may be utilized to offset future taxable income, and if not utilized, $7.5 million will expire in 2026, $13.9 million will expire in 2027, and $15.7 million will expire in 2028. Further, at December 31, 2008 the Company had state tax benefits of certain state net operating loss carryforwards in states that do not permit carrybacks of net operating losses. These state net operating loss carryforwards begin to expire in certain states after 5 years. At December 31, 2008, the cumulative benefit of certain state net operating loss carryforwards approximated $3.8 million, which have been included as part of the valuation allowance referred to above.

The components of the net deferred tax assets (liabilities) are as follows (in thousands):

	2008	2007
Current deferred tax asset (liability):
Accrued warranty expense	$3,098	$2,623
Accrued self-insurance	1,769	2,172
Inventories	445	826
Receivables	511	283
Prepaid insurance	(372)	(533)
Litigation reserve	103	353
Other	1,241	392
Valuation allowance	(6,795)	(6,116)

Net current deferred tax asset	$-	$-

Noncurrent deferred tax asset (liability):
Deferred compensation	$2,786	$3,225
Property and equipment and other real estate	(414)	(948)
Intangible assets	-	(702)
Notes receivable	402	348
Federal net operating loss carryforwards	37,087	20,883
Impairments	7,890	-
Alternative minimum tax credit carryover	586	623
Federal and state research and development credit carryover	1,738	1,738
State net operating loss carryforwards	3,780	4,152
Other	662	598
Valuation allowance	(54,974)	(31,907)

Net noncurrent deferred tax liability	$(457)	$(1,990)

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

11.   INCOME TAXES, Continued.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The implementation of FIN 48 did not have a significant impact on the Company’s financial position or results of operations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2007	$2,416
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Settlements	-

Balance at December 31, 2007	$2,416
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	1,090
Reductions for tax positions of prior years	-
Settlements	-

Balance at December 31, 2008	$3,506

Recognition of unrecognized tax benefits that if recognized would affect the effective tax rate by approximately $2.0 million at December 31, 2008. The Company recognizes interest and penalties related to unrecognized tax benefits through interest and operating expenses, respectively. The amounts accrued for interest and penalties as of December 31, 2008 were not considered to be significant.

12.   RESTRUCTURING CHARGES AND DISCONTINUED OPERATIONS.

When describing the impact of these restructuring plans, all determinations of the fair value of long-lived assets were based upon comparable market values for similar assets.

On December 26, 2008, the Company completed the sale of substantially all of the assets of the Company’s RV Segment, consisting of its recreational vehicle manufacturing and sales business, to Forest River, Inc. The closing consideration paid was approximately $40.6 million. Of the closing consideration, approximately $11.5 million was paid into two escrow accounts and is subject to reduction for indemnification and certain other claims including warranty. Proceeds were applied in accordance with the terms of the purchase agreement and were reduced by $1.9 million to settle a contingent liability of approximately $11.0 million related to the Registrant’s bailment chassis pool with Ford Motor Company and by $2.0 million to purchase the required 5 year term of tail insurance. The net proceeds after the escrow, contingent liability settlement, purchase of insurance and closing costs were approximately $25.2 million. This transaction resulted in the sale of trade accounts receivable, inventory, and fixed assets with net book values of $5.9 million, $30.8 million, and 11.7 million, respectively. The net selling price was $5.9 million for accounts receivable, $22.8 million for inventory, and $10.8 million for fixed assets resulting in a pre-tax (loss) of $(7.9) million and $(0.9) million on the sale of inventory and fixed assets, respectively, which are reflected in discontinued operations in the statement of operations.

 In accordance with Statement of Financial Accounting Standard No. 144, the recreational vehicle operations qualified as a separate component of the Company’s business and as a result, the operating results of the recreational vehicle business have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been adjusted to reflect this business as a discontinued operation. Interest expense was allocated between continuing operations and to discontinued operations based on the debt that could be identified as specifically attributable to those operations. Interest expense allocated to discontinued operations for the recreational vehicle business for the years ended December 31, 2008, 2007 and 2006 were $2.4 million, $2.0 million and $2.1 million, respectively. Net sales of the recreational vehicle business for the years ended December 31, 2008, 2007 and 2006 were $212.3 million, $361.7 million and $404.7 million, respectively, and the pre-tax (loss) for the years ended December 31, 2008, 2007 and 2006 were $(50.3) million, $(29.5) million and $(20.9) million, respectively.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

12.   RESTRUCTURING CHARGES AND DISCONTINUED OPERATIONS, Continued.

In connection with the sale of the assets of the RV business, a liability of $1.6 million was established for existing but unused facilities subject to operating leases that were part of the activities which were exited and is included in the Impairments line of the consolidated financial statements.

During the fourth quarter of 2008, the Company sold a former RV production facility for $1.8 million, resulting in a pre-tax (loss) of approximately $(0.8) million, which are reflected in discontinued operations in the statement of operations.

The following table shows an analysis of assets and liabilities of discontinued operations as of December 31 ($ in thousands):

	2008	2007
Current assets	$827	$70,867
Properties and equipment	2,102	21,228
Long-term assets	-	2,044

Total assets of discontinued operations	$2,929	$94,139

Current liabilities	$18,791	$23,292
Long-term liabilities	986	41

Total liabilities of discontinued operations	$19,777	$23,333

On December 5, 2007 the Company sold property and the equipment of a paint facility located in Elkhart, Indiana for $2.9 million consisting of cash of $0.3 million and a $2.6 million secured note that was due in full December 2008. At December 31, 2008, the note had not been paid in full, and the Company is working to restructure the note, or if not satisfactorily restructured, foreclosure. The sale resulted in pre-tax gain of $0.4 million on the equipment and a deferred gain of $0.8 million on the property which is included in the accrued expenses and other liabilities on the Consolidated Balance Sheet.

The Company announced on September 21, 2007 that it would consolidate its All American Homes production facility located in Zanesville, Ohio with its larger facility located in Decatur, Indiana in order to increase capacity utilization at the Indiana plant. This consolidation occurred during the fourth quarter of 2007. The closure of the Ohio facility had minimal impact on revenues, as all existing builders in that region have continued to be served by the Company’s housing operations in Indiana and North Carolina.

During the first three months of 2007, the Company completed the sale of two parcels of the former Georgie Boy Manufacturing complex for approximately $0.6 million, resulting in a pre-tax gain of approximately $0.3 million, which are reflected in discontinued operations in the statement of operations. Also during the first three months, the Company completed the sale of vacant farmland in Middlebury, Indiana for cash of approximately $0.1 million, resulting in a pre-tax gain of approximately $0.1 million.

On December 28, 2006 the Company contracted for the sale of a property located in Roanoke, Virginia for approximately $1.3 million, consisting of cash of $0.1 million and a note receivable of $1.2 million that was paid in 2007, which resulted in pre-tax gain of approximately $1.2 million.

During the third quarter of 2006, a number of smaller properties were sold for a net pre-tax gain of approximately $0.3 million. On June 8, 2006, the Company completed the sale of its corporate aircraft for approximately $2.3 million, which resulted in a pre-tax gain of approximately $1.7 million. On June 30, 2006, the Company sold property located in Palm Shores, Florida for $2.5 million, which resulted in a pre-tax gain of approximately $1.2 million. During June 2006, the Company also sold two parcels of the former Georgie Boy Manufacturing complex for total proceeds of $0.7 million, which resulted in a pre-tax gain of approximately $0.4 million, which are reflected in discontinued operations in the statement of operations.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

12.   RESTRUCTURING CHARGES AND DISCONTINUED OPERATIONS, Continued.

On March 31, 2006, the Company sold 100% of its interest in the capital stock of Miller Building Systems, Inc. for $11.5 million, consisting of cash of $9.0 million and a $2.5 million secured note. Notes receivable and investments are reviewed quarterly to determine whether events or changes in circumstances indicate that the carrying amounts may not be recoverable. As a result of this review, the Company determined that it was probable this note balance of $2.5 million and a small investment would not be fully recoverable, and accordingly recorded an impairment charge of $2.6 million in 2008 which is classified in the Impairments line item on the consolidated statement of operations. In accordance with Statement of Financial Accounting Standard No. 144, the division qualified as a separate component of the Company’s business and as a result, the operating results of the division have been accounted for as a discontinued operation. Net sales of Miller Building Systems, Inc. for the year ended December 31, 2006 was $7.5 million and the pre-tax income for the year ended December 31, 2006 was $1.5 million. In connection with this sale, $1.7 million of industrial revenue bonds were paid off as of March 31, 2006. During April 2006, the Company terminated the $1.5 million and $235,000 interest rate swaps that had been associated with these revenue bonds.

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

On January 13, 2006, the Company sold all operating assets of Prodesign, LLC. The total sales price was $8.2 million, of which the Company received $5.7 million in cash, a $2.0 million promissory note and $0.5 million to be held in escrow to cover potential warranty claims and uncollectible accounts receivable, as defined in the sale agreement. The funds remaining in the escrow account of $0.4 million reverted to the Company in February 2007 per the sales agreement. Notes receivable and investments are reviewed quarterly to determine whether events or changes in circumstances indicate that the carrying amounts may not be recoverable. As a result of this review, the Company determined that it was probable this note balance of $2.0 million would not be fully recoverable, and accordingly recorded an impairment charge of $2.0 million in 2008. In accordance with Statement of Financial Accounting Standard No. 144, Prodesign qualified as a separate component of the Company’s business and as a result, the operating results of Prodesign have been accounted for as a discontinued operation. In conjunction with the classification of Prodesign as a discontinued operation, management allocated goodwill of $0.3 million to the discontinued operations from the RV Segment goodwill based on the relative fair value of the discontinued operations to the RV Segment. The $0.3 million of allocated goodwill has been included in the calculation of the final gain on sale of assets in the first quarter of 2006. Net sales of Prodesign for the years ended December 31, 2006 was $0.4 million, and the pre-tax income (loss) for the year ended December 31, 2006 was $2.0 million.

Goodwill Impairment

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Goodwill assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The Company reviews the carrying amounts of goodwill assets annually by segment to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon a discounted cash flow analysis, such assets are reduced by the estimated shortfall of fair value to recorded value. At December 31, 2007, the Company had $13.0 million of goodwill, all attributable to the Housing reporting unit. The Company conducted its annual goodwill impairment test as required by SFAS No. 142, during the fourth quarter of 2008 and the results indicated that the goodwill was fully impaired. Accordingly, the Company recorded a non-cash goodwill impairment charge of $13.0 million in the quarter ended December 31, 2008. The goodwill impairment charges in 2008 were recorded at the corporate level because this goodwill was carried at that level. At December 31, 2006, the Company had $16.9 million of goodwill, $13.0 million attributable to the Housing reporting unit and $3.9 million attributable to the RV reporting unit. As a result of continuing losses incurred by the RV reporting unit, in accordance with SFAS No. 142 the Company performed an interim goodwill impairment evaluation during the quarter ended June 30, 2007. Because the carrying value of the RV reporting unit exceeded its fair value as calculated using the expected present value of future cash flows, the Company concluded that the goodwill was fully impaired as of June 30, 2007. Accordingly, the Company recorded a non-cash goodwill impairment charge of $3.9 million in the quarter ended June 30, 2007. As a result of these impairment charges, the Company has no remaining goodwill company-wide at December 31, 2008.

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

Future minimum annual operating lease commitments at December 31, 2008 aggregated $2.8 million and are payable during the next 4 years as follows: 2009 - $1.0 million, 2010 - $0.9 million, 2011 - $0.7 million and 2012 - $0.2 million. Total rental expense for the years ended December 31, 2008, 2007 and 2006 aggregated $2.1 million, $1.5 million and $1.6 million, respectively. In connection with the sale of the assets of the RV business, a liability of $1.6 million was established for existing but unused facilities subject to operating leases that were part of the activities which were exited.

Obligation to Purchase Consigned Inventories

The Company obtains vehicle chassis for its bus products and formerly for its recreational vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's various production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until assigned to a unit in the production process. At that point, the Company is obligated to purchase the chassis and it is recorded as inventory. At December 31, 2008 and 2007, chassis inventory, accounted for as consigned inventory, approximated $1.9 million and $14.5 million, respectively.

Repurchase Agreements

The Company was contingently liable at December 31, 2008 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's former independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. Although the estimated maximum contingent liability without offsets for resale would be approximately $98 million at December 31, 2008 ($176 million at December 31, 2007), the risk of loss resulting from these agreements is spread over the Company's numerous former dealers and is further reduced by the resale value of the products repurchased. Further, as time goes on and the Company does not sell additional recreational vehicles, this contingent liability continually reduces because the period during which the Company is subject to buy-back claims is limited to a specific time period, starting from the date of original wholesale sale. Based on losses previously experienced under these obligations and current market conditions, the Company has established a reserve for estimated losses under repurchase agreements. At December 31, 2008 and 2007, $2.5 million and $0.7 million, respectively, were recorded as an accrual for estimated losses under repurchase agreements.

The Company was also contingently liable at December 31, 2008 to a financial institution on repurchase agreements in connection with financing provided by the institution to certain of the Company's independent home builders in connection with their purchase of the Company's housing products. This agreement provides for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a builder's default. Products repurchased from builders under this agreement are accounted for as a reduction in revenue and cost of sales at the time of repurchase. Although the estimated maximum contingent liability without offsets for resale would be approximately $6.1 million at December 31, 2008 ($14.6 million at December 31, 2007), the risk of loss resulting from these agreements is spread over the Company's numerous builders and is further reduced by the resale value of the products repurchased. The Company has evaluated the potential for losses under this agreement and has recorded an accrual of $0.1 million at December 31, 2008, and $0.2 million at December 31, 2007 for estimated losses under the repurchase agreements.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

13.   COMMITMENTS AND CONTINGENCIES, Continued.

Corporate Guarantees

The Company was contingently liable under guarantees to financial institutions of their loans to independent recreational vehicle dealers for amounts totaling approximately $6.3 million at December 31, 2008 and $2.6 million at December 31, 2007. The Company had an agreement with a financial institution to form a private-label financing program to provide wholesale inventory financing to the Company's former recreational vehicle dealers. The agreement provided for a preferred program that provided financing subject to the standard repurchase agreement described above. In addition, the agreement provided for a reserve pool whereby the financial institution made available an aggregate line of credit not to exceed $40 million that provided financing for dealers that may not otherwise qualify for credit approval under the preferred program. No dealer being provided financing from the reserve pool could receive an aggregate line of credit exceeding $5 million. In addition to the standard repurchase agreement described above, as of December 31, 2008 the Company was contingently liable to the financial institutions up to a maximum of $2.0 million of aggregate losses, as defined by the agreement, incurred by the financial institutions on designated dealers with higher credit risks that were accepted into the reserve pool financing program. The Company has recorded a loss reserve of $0.1 million at December 31, 2008 and December 31, 2007 associated with these guarantees.

Financing Obligation

During the second quarter of 2004, the Company entered into an agreement to provide financing of up to $4.9 million to a developer for the construction of a hotel for which the Company was to provide modular units. As of December 31, 2008, the Company provided $2.3 million in financing to the developer under this arrangement. No funding has been provided since December 2005. The loans are collateralized by a first priority interest in all tangible and intangible property of the borrower. The developer was unable to obtain a building permit, so the Company is pursuing its legal remedies through litigation to recoup the financing extended to date. During the fourth quarter of 2006, the Company obtained title to the real estate that was partial collateral for this note. In the event the sale of the property does not generate proceeds sufficient to cover the financing previously provided, the Company will continue pursuing its legal remedies to recover any shortfall. As of December 31, 2008, the Company has reserved an amount that Management believes the Company may not recover; however, there is a potential for exposure in excess of the amount reserved.

Change of Control Agreements

On February 3, 2000, the Company entered into Change of Control Agreements with key executives. The Agreements have subsequently been amended, and the number of participants reduced. Under the terms of these agreements, in the event of a change in control of the Company, as defined, the Company would be obligated to pay these key executives for severance and other benefits. These agreements had aggregated obligations of approximately $4.6 million and $6.2 million based on salaries and benefits at December 31, 2008 and 2007, respectively. In addition, in the event of a change of control of the Company, all outstanding stock options and SAR's shall become immediately exercisable, restrictions are removed from restricted stock, and all stock awards shall immediately be deemed fully achieved.

Also on February 3, 2000, the Company established a rabbi trust, which in the event of a change of control, as defined, will be funded to cover the Company's obligations under its Change of Control Agreements and its deferred compensation plan.

Self-Insurance

The Company is self-insured for a portion of its product liability and certain other liability exposures. Depending on the nature of the claim and the date of occurrence, the Company's maximum exposure ranges from $250,000 to $500,000 per claim. The Company accrues an estimated liability based on various factors, including sales levels, insurance coverage and the amount of outstanding claims. Management believes the liability recorded (see Note 8) is adequate to cover the Company's self-insured risk.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

13.   COMMITMENTS AND CONTINGENCIES, Continued.

Litigation

In February 2009 the Company received a favorable verdict against Crane Composites, Inc. f/k/a Kemlite for breach of contract and multiple warranty claims arising from the sale of defective sidewall material to Coachmen Industries, Inc. subsidiaries. All of the counts alleged in the original complaint were found in favor of the Company. The remaining phase of the trial will determine the amount of damages payable on this liability judgment. The Company asserted claims for warranty-related expenses in excess of $19 million and is seeking to recover additional damages for lost profits, lost market share and the sale of the RV business. It is anticipated that the final phase of the trial will be conducted in the latter part of 2009. There can be no assurance about the amount or timing of any recoveries that the Company may realize from the final phase of the trial.

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

The Company was named as a defendant in a number of lawsuits alleging that the plaintiffs were exposed to levels of formaldehyde in FEMA-supplied trailers manufactured by the Company's subsidiaries (and other manufacturers) and that such exposure entitles plaintiffs to an award, including injunctive relief, a court-supervised medical monitoring fund, removal of formaldehyde-existing materials, repair and testing, compensatory, punitive and other damages, including attorneys’ fees and costs. The litigation proceeded through the class certification process. In December 2008, class certification was denied.

The Company finalized arbitration with a housing customer over damages resulting from a construction project during the third quarter of 2006 and the final settlement did not exceed the amount the Company had previously accrued for this matter.

During the first quarter of 2006, the Company entered into a partial settlement of an insurance matter for $0.75 million, net of a contingency fee. This amount was recorded as a reduction to the Company's general and administrative expenses in the first quarter. The settlement was received during the second quarter of 2006.

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

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

14.   UNAUDITED INTERIM FINANCIAL INFORMATION.

Certain selected unaudited quarterly financial information for the years ended December 31, 2008 and 2007 is as follows (in thousands):

	2008
	Quarter Ended
	March 31	June 30	September 30	December 31

Net sales from continuing operations	$30,839	$38,332	$31,566	$18,859
Gross profit from continuing operations	5,524	6,967	4,852	36
Net income (loss) from continuing operations	1,252	2,945	(3,796)	(19,080)
Net income (loss)	1,326	(2,962)	(14,463)	(52,903)
Net earnings (loss) per common share - Basic
Continuing operations	0.08	0.19	(0.24)	(1.21)
Discontinuing operations	-	(0.37)	(0.68)	(2.14)
	0.08	(0.18)	(0.92)	(3.35)
Net earnings (loss) per common share - Diluted
Continuing operations	0.08	0.19	(0.24)	(1.21)
Discontinuing operations	-	(0.37)	(0.68)	(2.14)
	$0.08	$(0.18)	$(0.92)	$(3.35)

	2007
	Quarter Ended
	March 31	June 30	September 30	December 31

Net sales from continuing operations	$26,092	$38,535	$32,076	$22,483
Gross profit from continuing operations	2,293	6,063	4,257	234
Net income (loss) from continuing operations	(3,540)	1,106	(1,329)	(7,175)
Net income (loss)	(10,447)	(10,123)	(4,344)	(13,838)
Net earnings (loss) per common share - Basic
Continuing operations	(0.23)	0.07	(0.08)	(0.46)
Discontinuing operations	(0.44)	(0.71)	(0.19)	(0.42)
	(0.67)	(0.64)	(0.27)	(0.88)
Net earnings (loss) per common share - Diluted
Continuing operations	(0.23)	0.07	(0.08)	(0.46)
Discontinuing operations	(0.44)	(0.71)	(0.19)	(0.42)
	$(0.67)	$(0.64)	$(0.27)	$(0.88)

During the fourth quarter of 2008, the Company completed the sale of substantially all of the assets of the Company’s RV Segment, consisting of its recreational vehicle manufacturing and sales business, to Forest River, Inc. (see Note 12) This transaction resulted in a pre-tax (loss) of $(7.9) million and $(0.9) million on the sale of inventory and fixed assets, respectively.

The Company conducted its annual goodwill impairment test as required by SFAS No. 142, during the fourth quarter of 2008 and the results indicated that the goodwill was fully impaired. Accordingly, the Company recorded non-cash goodwill impairment charge of $13.0 million in the quarter ended December 31, 2008 (see Note 1 and Note 12).

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

15.   SUBSEQUENT EVENTS.

Subsequent Indebtedness

On February 26, 2009, Coachmen Industries, Inc. entered into an agreement with Forest River, Inc. with respect to certain financial obligations under the Asset Purchase Agreement of November 20, 2008 between the Company and Forest River. Forest River agreed to accept a fully collateralized short-term note from the Company. As of March 2, 2009, the outstanding balance on the note was $2.3 million. The note was paid in full on March 23, 2009.

On March 23, 2009, Coachmen Industries, Inc. and Robert J. Deputy, one of the Company’s directors, entered into an agreement for a $2.3 million short-term note from the Company in exchange for cash loaned to the Company by Mr. Deputy. The note is collateralized by two properties, bears interest at a rate of 10% per annum, and is on terms more favorable to the Company than those offered by alternative sources of financing in commercial markets. The note may be called by the note holder at any time on or after April 20, 2009. The Company intends to pay this note when it obtains alternative financing arrangements.

Subsequent Litigation Verdict

In February 2009 the Company received a favorable verdict against Crane Composites, Inc. f/k/a Kemlite for breach of contract and multiple warranty claims arising from the sale of defective sidewall material to Coachmen Industries, Inc. subsidiaries. All of the counts alleged in the original complaint were found in favor of the Company. The remaining phase of the trial will determine the amount of damages payable on this liability judgment. The Company asserted claims for warranty-related expenses in excess of $19 million and total potential claims of over $85 million. It is anticipated that the final phase of the trial will be conducted in the latter part of 2009. There can be no assurance about the amount or timing of any damages that the Company may realize from the final phase of the trial.

Index

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable in 2008.

Item 9A.      Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has conducted an evaluation, as of December 31, 2008, of the Company's disclosure controls and procedures; as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm as stated in their report, which appears on page 38.

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2008 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

Part III.

Item 10.       Directors and Executive Officers of the Registrant

(a) Identification of Directors

Information regarding the Registrant's directors is contained under the caption "Election of Directors" in the Company's Proxy Statement dated March 30, 2009 and is incorporated herein by reference.

(b) Executive Officers of the Company

See "Executive Officers of the Registrant" contained herein.

(c) Beneficial Ownership Reporting Compliance

Information for "Section 16(a) Beneficial Ownership Reporting Compliance" is contained under that caption in the Company's Proxy Statement dated March 30, 2009 and is incorporated herein by reference.

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

(e) Audit Committee and Financial Expert of the Audit Committee

Information regarding the Registrant's Audit Committee, including the committee members designated as Financial Experts is contained under the caption "Audit Committee" in the Company's Proxy Statement dated March 30, 2009 and is incorporated herein by reference.

(f) Nominations for Director

Information regarding the Registrant's procedures for nominations for director is contained under the caption "Nomination for Director" in the Company's Proxy Statement dated March 30, 2009 and is incorporated herein by reference.

Item 11.               Executive Compensation

Information for Item 11 is contained under the headings "Management Development/Compensation Committee," “Compensation Discussion and Analysis,” and "Outside Director Compensation" in the Company's Proxy Statement dated March 30, 2009 and is incorporated herein by reference.

Item 12.               Security Ownership of Certain Beneficial Owners and Management

Information for Item 12 is contained under the captions "Directors' and Officers' Stock Ownership" and "Stock Ownership Information" in the Company's Proxy Statement dated March 30, 2009 and is incorporated herein by reference.

Index

The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2008:

Equity Compensation Plan Information

Plan Category	# of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	# of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	132,750	$12.18	1,161,339

Equity compensation plans not approved by shareholders	-	-	-

Total	132,750	$12.18	1,161,339

Item 13.       Certain Relationships and Related Transactions

Information for Item 13 is contained under the heading “Determination of Independence of Directors” in the Company’s Proxy Statement dated March 30, 2009 and is incorporated herein by reference.

Item 14.       Principal Accountant Fees and Services

Information regarding the Principal Accountant Fees and Services is contained under the caption "Independent Registered Public Accounting Firm" in the Company's Proxy Statement dated March 30, 2009 and is incorporated herein by reference.

Part IV.

Item 15.       Exhibits and Financial Statement Schedule

(a)    The following Financial Statements and Financial Statement Schedule are included in Item 8 herein.

1. Financial Statements

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2008 and 2007
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

2. Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

All other schedules required by Form 10-K Annual Report have been omitted because they were inapplicable, included in the Notes to the Consolidated Financial Statements, or otherwise not required under instructions contained in Regulation SX.

3. Exhibits

See Index to Exhibits.

Index

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Payment or Utilization		Balance at End of Period

Fiscal year ended December 31, 2008:

Allowance for doubtful accounts:	$744	$1,305	$373	(A)	$1,676

Product warranty reserves:	8,123	14,873	13,308	(B)	9,688

Repurchase agreement and Corporate guarantee loss reserves:	926	2,637	892		2,671

Valuation allowance against deferred tax assets:	38,023	23,746	-		61,769
Fiscal year ended December 31, 2007:

Allowance for doubtful accounts:	1,134	512	902	(A)	744

Product warranty reserves:	11,099	16,787	19,763	(B)	8,123

Repurchase agreement and Corporate guarantee loss reserves:	635	618	327		926

Valuation allowance against deferred tax assets:	24,731	13,292	-		38,023

Fiscal year ended December 31, 2006:

Allowance for doubtful accounts:	1,240	1,631	(1,737	) (A)	1,134

Product warranty reserves:	20,005	21,598	(30,504	(B) ) (C)	11,099

Repurchase agreement and Corporate guarantee loss reserves:	775	356	(496)		635

Valuation allowance against deferred tax assets:	$-	$24,731	$-		$24,731

(A)	Write-off of bad debts, less recoveries.
(B)	Claims paid, less recoveries.
(C)	Reflects increase due to specific warranty issues which occurred in 2005, primarily camping trailer lift systems and sidewall lamination issues within the RV Segment.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACHMEN INDUSTRIES, INC.

Date: March 24, 2009

/s/ R. M. Lavers
R. M. Lavers
(Chief Executive Officer)

/s/ C. A. Zuhl
C. A. Zuhl
(Chief Financial Officer)

/s/ S. L. Patterson
S. L. Patterson
(Corporate Controller)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 24, 2009.

/s/ G. B. Bloom	/s/ D. W. Hudler
G. B. Bloom	D. W. Hudler
(Director)	(Director)

/s/ R. J. Deputy	/s/ W. P. Johnson
R. J. Deputy	W. P. Johnson
(Director)	(Director, Chairman of the Board)

/s/ J. A. Goebel	/s/ E. W. Miller
J. A. Goebel	E. W. Miller
(Director)	(Director)

Index

INDEX TO EXHIBITS

Number Assigned In Regulation S-K, Item 601	Description of Exhibit

(3)(a)(i)	Articles of Incorporation of the Company as amended on May 30, 1995 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

(3)(a)(ii)	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4.2 to the Company's Form S-3 Registration Statement, File No. 333-14579).

(3)(b)	By-Laws as modified through May 1, 2008 (incorporated by reference to Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

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

(10)(m)
Program Agreement and related Repurchase Agreement dated as of May 10, 2004 between Textron Financial Corporation and certain subsidiaries of Coachmen Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

*(10)(n)
Summary of Life Insurance and Long Term Disability Benefits for Executives (incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

*(10)(o)	Description of Non-management Director Compensation (incorporated by reference to Exhibit 10(r) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

(10)(p)	Mentor Protégé Agreement between Coachmen Industries, Inc. and The Warrior Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 19, 2005).

(10)(q)
Severance and Early Retirement Agreement and General Release of All Claims dated October 23, 2006 among Coachmen Industries, Inc. and Claire C. Skinner (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

(10)(r)
Form of the 2006 Restricted Stock Award Agreement and listing of the maximum number of shares each Executive Officer may earn under the Agreements (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

(10)(s)
2007 Restricted Stock Award Agreement under the 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

(10)(t)
Standard Purchase Agreement dated October 26, 2006, between All American Building Systems and the Warrior Group, Inc. (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

(10)(u)
Standard Purchase Agreement dated December 20, 2007 between All American Building Systems and the Warrior Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 25, 2008).

(10)(v)
Standard Purchase Agreement dated December 20, 2007 between All American Building Systems and the Warrior Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 25, 2008).

Index

(10)(w)
Asset Purchase Agreement dated November 20, 2008 between Coachmen Industries, Inc. and several of its subsidiaries and Forest River, Inc. (incorporated by reference to Exhibit 2 to the Company’s Current Report of Form 8-K filed November 24, 2008).

(10)(x)
Promissory Note dated February 26, 2009 in the original principal amount of $2,719,454.29 by Coachmen Industries, Inc. and its subsidiaries payable to Forest River, Inc. (incorporate by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2009).

(10)(y)	Agreement with ARBOC Mobility, LLC (incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

(11)	No Exhibit - See Consolidated Statements of Operations and Note 9 of Notes to Consolidated Financial Statements, contained herein.

(14)	Code of Ethics (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

(21)	Registrant and Subsidiaries of the Registrant.

(23)	Consent of Ernst & Young LLP.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

* Management Contract or Compensatory Plan.