Form 10-Q
period 2009-03-31
COACHMEN INDUSTRIES INC
filed 2009-05-04
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____.

Commission file number 1-7160

COACHMEN INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1101097
(State of incorporation or organization)	(IRS Employer Identification No.)

2831 Dexter Drive, Elkhart, Indiana	46514
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(574) 266-2500

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of Common Stock, without par value, outstanding as of the close of business on April 30, 2009:  16,283,170

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2009	2008
Assets	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,429	$15,745
Restricted cash	925	1,600
Trade receivables, less allowance for doubtful receivables 2009 - $1,580 and 2008 - $1,676	2,745	1,837
Other receivables	19,318	4,666
Refundable income taxes	1,480	1,559
Inventories	20,197	19,910
Prepaid expenses and other	3,516	4,390
Assets held for sale	2,914	2,913

Total current assets	53,524	52,620

Property, plant and equipment, net	30,716	30,922
Cash value of life insurance, net of loans	2,551	4,710
Restricted cash	15,928	17,321
Other	1,825	1,831

TOTAL ASSETS	$104,544	$107,404

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Short-term borrowings	$2,345	$-
Accounts payable, trade	8,638	11,414
Accrued income taxes	1,643	1,470
Accrued expenses and other liabilities	23,399	31,127
Floorplan notes payable	-	3,096
Current maturities of long-term debt	819	819

Total current liabilities	36,844	47,926

Long-term debt	2,171	2,190
Deferred income taxes	457	457
Postretirement deferred compensation benefits	3,084	3,104
Other	911	1,038

Total liabilities	43,467	54,715

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY
Common shares, without par value: authorized 60,000 shares; issued 2009 – 21,240 shares and 2008 - 21,236 shares	92,695	92,688
Additional paid-in capital	7,283	7,213
Accumulated other comprehensive loss – (net of tax of $0)	(72)	(75)
Retained earnings	19,238	10,925
Treasury shares, at cost, 2009 – 5,254 shares and 2008 - 5,236 shares	(58,067)	(58,062)
Total shareholders’ equity	61,077	52,689

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$104,544	$107,404

See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Net sales
Products	$10,444	$27,440
Delivery and set	836	3,399
	11,280	30,839
Cost of sales
Products	12,252	21,893
Delivery and set	1,104	3,422
	13,356	25,315

Gross profit (loss)	(2,076)	5,524

Operating expenses:
Selling	637	1,652
General and administrative	3,589	2,625
(Gain) loss on sale of assets, net	1	(26)
	4,227	4,251
Operating income (loss)	(6,303)	1,273
Nonoperating (income) expense:
Interest expense	865	287
Investment income	(247)	(227)
Other income, net	(801)	(39)
	(183)	21
Income (loss) from continuing operations before income taxes	(6,120)	1,252
Income taxes (credit)	-	-
Net income (loss) from continuing operations	(6,120)	1,252

Discontinued operations:
Loss from operations of discontinued entities (net of taxes (credits) of $0)	(289)	(109)
Gain (loss) on sale of assets of discontinued entities (net of taxes of $0)	-	183
Income from legal settlement (net of taxes of $188)	14,722	-
Income from discontinued operations	14,433	74

Net income	$8,313	$1,326

Earnings (loss) per share – Basic and Diluted
Continuing operations	$(0.39)	$0.08
Discontinued operations	0.92	-
Net income (loss) per share	0.53	0.08

Number of common shares used in the computation of earnings (loss) per share:
Basic	15,807	15,749
Diluted	15,807	15,758

Cash dividends declared per common share	$-	$-

See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,313	$1,326
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	666	1,377
Provision for doubtful receivables, net of recoveries	(65)	5
Net realized and unrealized (gains)/losses on derivatives	3	(22)
(Gain)/loss on sale of properties and other assets, net	1	(208)
Increase in cash surrender value of life insurance policies	(64)	132
Other	(35)	(657)
Changes in certain assets and liabilities:
Accounts receivable	(15,535)	(28,059)
Inventories	(287)	(2,987)
Prepaid expenses and other	874	1,100
Accounts payable, trade	(2,776)	16,131
Income taxes - accrued and refundable	252	(25)
Accrued expenses and other liabilities	(7,728)	(4,557)
Net cash used in operating activities	(16,381)	(16,444)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of properties and other assets	2	240
Investments in life insurance policies	771	(1,727)
Purchases of property and equipment	(462)	(552)
Other	2,112	271
Net cash provided by (used in) investing activities	2,423	(1,768)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	2,345	13,801
Payments of short-term borrowings	(3,096)	(567)
Proceeds from borrowings on cash value of life insurance policies	1,452	10,000
Payments of borrowings on cash value of life insurance policies	-	(4,000)
Payments of long-term debt	(19)	(38)
Issuance of common shares under stock incentive plans	7	35
Purchases of common shares for treasury	(47)	-
Net cash provided by financing activities	642	19,231

Increase (decrease) in cash and cash equivalents	(13,316)	1,019
CASH AND CASH EQUIVALENTS:
Beginning of period	15,745	1,549
End of period	$2,429	$2,568

Supplemental disclosures of cash flow information:
Operating cash received during the quarter related to insurance settlement	$-	$600,000

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, and read in conjunction with these notes, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the Company as of March 31, 2009, and the results of its operations and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.

Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings.  In February 2008, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157. We adopted SFAS No. 157 for financial assets and liabilities in the first quarter of 2008. We adopted SFAS No. 157 for non-financial assets and liabilities in the first quarter of 2009. We had no required fair value measurements for non-financial assets and liabilities in the first quarter of 2009 and no required additional disclosures upon adoption. There were no material effects upon adoption of this new accounting pronouncement on our financial statements.

Assets or liabilities that have recurring measurements are shown below as of March 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in
		Active Markets	Significant	Significant
		For Identical	Other Observable	Unobservable
		Assets	Inputs	Inputs
	Total as of
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$2,429	$2,429	$-	$-

Restricted cash	16,853	16,853	-	-

Interest Rate Swap (1)	(72)	-	(72)	-

Net	$19,210	$19,282	$(72)	$-

(1) Included in other long-term liabilities on consolidated balance sheet.

Index

1.      BASIS OF PRESENTATION, Continued.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), Business Combinations, (SFAS No. 141R). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. The Company believes that the adoption of SFAS 141 (revised 2007) could have an impact on the accounting for any future acquisition, if one were to occur. The Company will be required to apply the guidance in SFAS 141R for any future business combinations.

In March 2008 the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, requiring enhanced disclosures about the Company’s derivative and hedging activities. The adoption of SFAS 161 did not have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the U.S. (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company currently adheres to the GAAP hierarchy as presented in SFAS 162, and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.

Index

2.      SEGMENT INFORMATION.

The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. Effective January 1, 2009, the Company's two reportable segments are Specialty Vehicles and Housing. While Specialty Vehicle operations began during 2008, sales and expenses were not large enough in 2008 to require segment presentation. The Company evaluates the performance of its segments based primarily on net sales and pre-tax income and allocates resources to them based on performance. There are no inter-segment revenues. The Company allocates certain corporate expenses to these segments based on three dimensions: revenues, subsidiary structure and number of employees. Differences between reported segment amounts and corresponding consolidated totals represent corporate income or expenses for administrative functions and income, costs or expenses relating to property and equipment that are not allocated to segments.

As discussed in Note 11, the Company sold substantially all of the assets of its RV Segment during 2008 and the operations of the RV Segment are included in discontinued operations in the consolidated statement of operations. Accordingly, the RV Segment is no longer deemed a reportable segment, and as such the segment information disclosed in the following tables excludes amounts pertaining to the Company’s former RV Segment.

The table below presents information about the segments, used by the chief operating decision maker of the Company for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2009	2008
Net sales
Specialty vehicles	$1,071	$-
Housing	10,209	30,839
Consolidated total	$11,280	$30,839

Gross profit
Specialty vehicles	$(433)	$(146)
Housing	(1,634)	5,671
Other	(9)	(1)
Consolidated total	$(2,076)	$5,524

Operating expenses
Specialty vehicles	$286	$-
Housing	2,846	4,291
Other reconciling items	1,095	(40)
Consolidated total	$4,227	$4,251

Operating income (loss)
Specialty vehicles	$(719)	$(146)
Housing	(4,479)	1,380
Other reconciling items	(1,105)	39
Consolidated total	$(6,303)	$1,273

Pre-tax income (loss)
Specialty vehicles	$(733)	$(146)
Housing	(4,504)	1,358
Other reconciling items	(883)	40
Consolidated total	$(6,120)	$1,252

	March 31,	December 31,
	2009	2008
Total assets
Specialty vehicles	$6,308	$1,655
Housing	44,463	43,456
Other reconciling items	53,773	62,293
Consolidated total	$104,544	$107,404

Index

3.      INVENTORIES.

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Raw materials
Specialty vehicles	$1,457	$902
Housing	3,823	4,157
Consolidated total	5,280	5,059

Work in process
Specialty vehicles	1,053	385
Housing	1,669	2,392
Consolidated total	2,722	2,777

Improved lots
Housing	392	434
Consolidated total	392	434

Finished goods
Specialty vehicles	899	824
Housing	10,904	10,816
Consolidated total	11,803	11,640

Consolidated total	$20,197	$19,910

4.      LONG-TERM ASSETS.

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31, 2009	December 31, 2008

Land and improvements	$7,714	$7,700
Buildings and improvements	32,895	32,849
Machinery and equipment	11,015	10,637
Transportation equipment	11,030	11,035
Office furniture and fixtures	13,926	13,992

Total	76,580	76,213
Less, accumulated depreciation	45,864	45,291

Property, plant and equipment, net	$30,716	$30,922

At March 31, 2009, the Company had $2.9 million classified in assets held for sale.  These assets were available and listed for sale during the first quarter of 2009.  These assets consisted of Housing Segment property and buildings, including the former manufacturing facility in Zanesville, Ohio that was consolidated into a larger Indiana manufacturing plant, plus a warehouse and office building in Decatur, Indiana.

Index

4.      LONG-TERM ASSETS, Continued.

Joint Venture – Note Receivable

In December 2007, the Company entered into an agreement to produce ADA compliant low floor accessible buses for ARBOC Mobility, LLC, a marketer of specialized transit and shuttle buses designed for users with mobility challenges. This bus incorporates patent pending technologies provided by ARBOC Mobility. In connection with the agreement with ARBOC Mobility, LLC, the Company agreed to finance up to $1.0 million of start up cash requirements. As of March 31, 2009, the Company has a note receivable of $0.9 million due from ARBOC Mobility, LLC for start up cash requirements. The note is on a month-by-month basis and bears interest at the rate of 1% per month on the principal balance. The note is included in other receivables on the Consolidated Balance Sheet at a net amount of $0.4 million after write-down for the Company’s portion of joint venture losses to date. The Company has a 30% interest in this entity and therefore accounts for this investment on the equity basis. Related party transactions with ARBOC Mobility, LLC include sales of $0.6 million in the first quarter of 2009 and outstanding accounts receivable of approximately $1.4 million at March 31, 2009.

5.      ACCRUED EXPENSES AND OTHER LIABILITIES.

Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2009	December 31, 2008

Wages, salaries, bonuses and commissions and other compensation	$342	$5,022
Dealer incentives, including volume bonuses, dealer trips, interest reimbursement, co-op advertising and other rebates	580	989
Warranty	8,323	9,688
Insurance-products and general liability, workers compensation, group health and other	5,958	6,320
Customer deposits and unearned revenues	2,765	2,545
Interest	276	395
Sales and property taxes	883	920
Deferred gain on sale of real estate	814	814
Repurchase liability	2,359	2,671
Other current liabilities	1,099	1,763

Total	$23,399	$31,127

Changes in the Company's warranty liability during the three-month periods ended March 31 were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Balance of accrued warranty at beginning of period	$9,688	$8,123

Warranties issued during the period and changes in liability for pre-existing warranties	789	2,976

Settlements made during the period	(2,154)	(3,822)

Balance of accrued warranty at March 31	$8,323	$7,277

At March 31, 2009 warranty reserves include estimated amounts related to recreational vehicle warranty obligations retained by the Company after the sale of the recreational vehicle business in December 2008.  The $10.0 million indemnity escrow account created as a result of the recreational vehicle business asset sale, which at March 31, 2009 has a balance of $8.6 million (see Note 11, Discontinued Operations and Note 12, Restricted Cash) is included in long-term restricted cash at March 31, 2009, and  is subject to reduction to pay for the recreational vehicle warranty obligations retained by the Company.

Index

6.      COMPREHENSIVE INCOME (LOSS).

The changes in the components of comprehensive income (loss) for the three months ended March 31 are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Net income	$8,313	$1,326
Unrealized gains (losses) on cash flow hedges, net of taxes	3	(22)

Comprehensive income	$8,316	$1,304

As of March 31, 2009 and 2008, the accumulated other comprehensive income, net of tax, relating to deferred losses on cash flow hedges was ($72,000) and ($70,000), respectively.

7.      EARNINGS PER SHARE AND COMMON STOCK MATTERS.

Basic earnings per share are based on the weighted average number of shares outstanding during the period. Diluted earnings per common share is based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and awards and shares held in deferred compensation plans. Basic and diluted earnings per share for the three-month period ended March 31 were calculated using the average shares as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income available to common stockholders	$8,313	$1,326
Denominator:
Number of shares outstanding, end of period:
Weighted average number of common shares used in basic EPS	15,807	15,749
Effect of dilutive securities	-	9
Weighted average number of common shares used in diluted EPS	15,807	15,758

For the quarters ending March 31, 2009 and 2008, 132,850 shares of outstanding stock options were not included in the computation of diluted earnings per share because their exercise price was greater than the average market prices for the respective periods and their inclusion would have been antidilutive.

Share Repurchase Programs

Periodically, the Company has repurchased its common stock as authorized by the Board of Directors. Under the repurchase program, common shares are purchased from time to time, depending on market conditions and other factors, on the open market or through privately negotiated transactions. During August 2006, the Company announced that the Board of Directors had authorized a share repurchase of up to one million shares. During the first quarter of 2009, the Company repurchased 24,914 shares for a total cost, including commissions, of $46,993. At March 31, 2009, there are 931,071 shares remaining authorized for repurchase by the Board of Directors

8.      INCOME TAXES.

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

Index

8.      INCOME TAXES, Continued.

As of the beginning of fiscal year 2009, the Company had unrecognized tax benefits of $3.5 million including interest and penalties. There has been no significant change in the unrecognized tax benefits through March 31, 2009. If recognized, the effective tax rate would be affected by approximately $2.0 million of the unrecognized tax benefits.

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

Due to the Company’s cumulative losses in recent years, net operating loss carryforwards were utilized to offset current taxable income, reducing the effective tax rate to 2.2% for the first quarter of 2009. In the first quarter of 2008, net operating loss carryforwards were also utilized to offset taxable income essentially reducing the effective tax rate to zero for the first quarter of 2008.

9.      COMMITMENTS AND CONTINGENCIES.

Obligation to Purchase Consigned Inventories

The Company obtains vehicle chassis for its bus products and formerly for its recreational vehicle products directly from automobile manufacturers under converter pool agreements. The agreements generally provide that the manufacturer will provide a supply of chassis at the Company's production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until assigned to a unit in the production process. At that point, the Company is obligated to purchase the chassis and it is recorded as inventory. At March 31, 2009 and December 31, 2008, chassis inventory, accounted for as consigned inventory, approximated $2.1 million and $1.9 million, respectively.

Repurchase Agreements

The Company was contingently liable at March 31, 2009 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's former independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. Although the estimated contingent liability without offsets for resale would be approximately $55 million at March 31, 2009 ($98 million at December 31, 2008), the risk of loss resulting from these agreements is spread over the Company's numerous former dealers and is further reduced by the resale value of the products repurchased. Further, as time goes on and the Company does not sell additional recreational vehicles, this contingent liability continually reduces because the period during which the Company is subject to buy-back claims is limited to a specific time period, starting from the date of original wholesale sale. Based on losses previously experienced under these obligations and current market conditions, the Company has established a reserve for estimated losses under repurchase agreements. At March 31, 2009 and December 31, 2008, $2.2 million and $2.5 million, respectively, were recorded as an accrual for estimated losses under repurchase agreements.

The Company was also contingently liable at March 31, 2009 to a financial institution on repurchase agreements in connection with financing provided by the institution to certain of the Company's independent home builders in connection with their purchase of the Company's housing products. This agreement provides for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a builder's default. Products repurchased from builders under this agreement are accounted for as a reduction in revenue and cost of sales at the time of repurchase. Although the estimated contingent liability without offsets for resale would be approximately $5.8 million at March 31, 2009 ($6.1 million at December 31, 2008), the risk of loss resulting from these agreements is spread over the Company's numerous builders and is further reduced by the resale value of the products repurchased. The Company has evaluated the potential for losses under this agreement and has recorded an accrual of $0.1 million as of March 31, 2009 and December 31, 2008 for estimated losses under the repurchase agreement.

Index

9.      COMMITMENTS AND CONTINGENCIES, Continued.

Corporate Guarantees

The Company was contingently liable under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $4.8 million at March 31, 2009 and $6.3 million at December 31, 2008. The Company had an agreement with a financial institution to form a private-label financing program to provide wholesale inventory financing to the Company's former recreational vehicle dealers. The agreement provided for a preferred program that provided financing subject to the standard repurchase agreement described above. In addition, the agreement provided for a reserve pool whereby the financial institution made available an aggregate line of credit not to exceed $40 million that provided financing for dealers that may not otherwise qualify for credit approval under the preferred program. No dealer being provided financing from the reserve pool could receive an aggregate line of credit exceeding $5 million. In addition to the standard repurchase agreement described above, at March 31, 2009 the Company was contingently liable to the financial institutions up to a maximum of $2.0 million of aggregate losses, as defined by the agreement, incurred by the financial institutions on designated dealers with higher credit risks that were accepted into the reserve pool financing program. The Company has recorded a loss reserve of $0.1 million at March 31, 2009 and December 31, 2008 associated with these guarantees.

Financing Obligation

During the second quarter of 2004, the Company entered into an agreement to provide financing of up to $4.9 million to a developer for the construction of a hotel for which the Company was to provide modular units. As of March 31, 2009, the Company provided $2.3 million in financing to the developer under this arrangement. No funding has been provided since December 2005. The loans are collateralized by a first priority interest in all tangible and intangible property of the borrower. The developer was unable to obtain a building permit, so the Company is pursuing its legal remedies through litigation to recoup the financing extended to date. During the fourth quarter of 2006, the Company obtained title to the real estate that was partial collateral for this Note. In the event the sale of the property does not generate proceeds sufficient to cover the financing previously provided, the Company will continue pursuing its legal remedies to recover any shortfall. As of March 31, 2009, the Company has reserved an amount for which Management believes the Company may not recover, however, there is a potential for exposure in excess of the amount reserved.

Litigation

In February 2009 the Company received a favorable verdict against Crane Composites, Inc. f/k/a Kemlite for breach of contract and multiple warranty claims arising from the sale of defective sidewall material to Coachmen Industries, Inc. subsidiaries. All of the counts alleged in the original complaint were found in favor of the Company. On April 17, 2009, the Company entered into a settlement agreement with Crane Composites, Inc., f/k/a Kemlite, with respect to this verdict rendered in favor of the Company and its subsidiaries, on the liability portion of this lawsuit.  Pursuant to the terms of the settlement, Crane Composites will pay the Company a total of $17.75 million in three installments, with the first installment of $10 million due on or before May 8, 2009, the second installment of $3.875 million due on or before June 1, 2009 and the final installment of $3.875 million due on or before July 1, 2009.  Upon full and complete payment of these amounts, the litigation currently pending against Crane Composites will be dismissed by the Company with prejudice.

The settlement with Crane Composites, Inc. resulted in income of $14.7 million net of contingent attorney fees and taxes.  The parent Company acquired the claims that were subject to the settlement for fair value from its RV Group subsidiaries during the fourth quarter of 2008, prior to trial.  Because the settlement is related to damages originally incurred by the recreational vehicle business, accounting rules required the Company to record this income under discontinued operations, even though the settlement is owned by the parent Company and not the RV Group.

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

On March 4, 2009, the Company granted Restricted Stock Awards to certain key employees as a means of retaining and rewarding them for performance and to increase their ownership in the Company. The awards are governed by the Company’s 2000 Omnibus Stock Plan. Participants will earn the restricted shares awarded to them based on attainment of certain performance goals for the full calendar year 2009. If the Company meets the minimum or maximum target levels of pre-tax profits, the participants will earn corresponding levels of awards. To the extent the Company meets the performance goals for the full year, and the participant remains employed by the Company during the vesting period, the earned restricted shares will vest and be delivered to the participants over a three-year vesting period: one-third on January 1, 2010, one-third on January 1, 2011 and one-third on January 1, 2012. A total of 196,250 shares, assuming 100% of the performance goal is achieved, could be granted. As of March 31, 2009, the Company determined that it is not yet probable that the performance conditions associated with the restricted stock grants for the full calendar year 2009 will be achieved; therefore, no compensation expense related to these restricted stock awards was recorded.

11.  DISCONTINUED OPERATIONS.

On December 26, 2008, the Company completed the sale of substantially all of the assets of the Company’s RV Segment, consisting of its recreational vehicle manufacturing and sales business, to Forest River, Inc. The closing consideration paid was approximately $40.6 million. Of the closing consideration, approximately $11.5 million was paid into two escrow accounts and is subject to reduction for indemnification and certain other claims including warranty. Proceeds were applied in accordance with the terms of the purchase agreement and were reduced by $1.9 million to settle a contingent liability of approximately $11.0 million related to the Registrant’s bailment chassis pool with Ford Motor Company and by $2.0 million to purchase the required 5-year term of tail insurance. The net proceeds after the escrow, contingent liability settlement, purchase of insurance and closing costs were approximately $25.2 million. This transaction resulted in the sale of trade accounts receivable, inventory, and fixed assets with net book values of $5.9 million, $30.8 million, and $11.7 million, respectively. The net selling price was $5.9 million for accounts receivable, $22.8 million for inventory, and $10.8 million for fixed assets.

 In accordance with Statement of Financial Accounting Standard No. 144, the recreational vehicle operations qualified as a separate component of the Company’s business and as a result, the operating results of the recreational vehicle business have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been adjusted to reflect this business as a discontinued operation. Interest expense was allocated between continuing operations and to discontinued operations based on the debt that could be identified as specifically attributable to those operations. Net sales of the recreational vehicle business for the quarter ended March 31, 2008 was $90.5 million, and the pre-tax profit for the quarter ended March 31, 2008, was $0.1 million.

12.  RESTRICTED CASH.

The Company had $16.9 million of restricted cash as of March 31, 2009.  Restricted cash included $6.8 million in cash collateral required for letters of credit, $8.6 million indemnity escrow account related to the agreement for the asset sale of the recreational vehicle business (see Note 11, Discontinued Operations) and $1.4 million cash collateral related to workers compensation trust accounts. The amount as of March 31, 2009 classified as current assets of $0.9 million represents the current portion of cash collateral for letters of credit. Long-term restricted cash at December 31, 2008 consists of the $8.6 million indemnity escrow account related to the agreement for the asset sale of the recreational vehicle business, $5.9 million in cash collateral required for letters of credit and $1.4 million cash collateral related to workers compensation trust accounts.

13.  DEBT.

On March 23, 2009, Coachmen Industries, Inc. and one of the Company’s directors entered into an agreement for a $2.3 million short-term note from the Company in exchange for cash. The note is collateralized by several properties, bears interest at a rate of 10% per annum and may be called by the note holder on or after April 20, 2009.

Subsequent Indebtedness - On April 9, 2009, Coachmen Industries, Inc. and Lake City Bank entered into an agreement for a $2 million three-year note in exchange for cash loaned to the Company by Lake City Bank.  The note is fully collateralized by certain properties, bears interest at the rate of 6.250% per annum, and has a maturity date of April 9, 2012.

On April 9, 2009, Coachmen Industries, Inc. gave a promissory note to Lake City Bank in connection with the bank’s provision of a $0.5 million working capital line of credit.  The note is fully collateralized by certain properties, and borrowings against this line will bear interest at a variable rate, with a minimum interest rate of 5% per annum.  This line of credit has a maturity date of March 31, 2012.

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

	Three Months		Three Months		Percentage Change
	Ended	Percentage	Ended	Percentage	2009
	March 31,	of	March 31,	of	to
	2009	Net Sales	2008	Net Sales	2008
Net sales:
Specialty vehicles	$1,071	9.5%	$-	-%	n/m %
Housing	10,209	90.5	30,839	100.0	(66.9)
Consolidated total	11,280	100.0	30,839	100.0	(63.4)

Gross profit:
Specialty vehicles	(433)	(40.4)	(146)	n/m	(196.6)
Housing	(1,634)	(16.0)	5,671	18.4	(128.8)
Other	(9)	-	(1)	n/m	n/m
Consolidated total	(2,076)	(18.4)	5,524	17.9	(137.6)

Operating expenses:
Selling	637	5.7	1,652	5.4	(61.4)
General and administrative	3,589	31.8	2,625	8.5	36.7
(Gain) loss on sale of assets, net	1	-	(26)	(0.1)	(103.8)
Consolidated total	4,227	37.5	4,251	13.8	(0.6)

Nonoperating (income) expense	(183)	(1.6)	21	n/m	n/m

Income (loss) from continuing operations before income taxes	(6,120)	(54.3)	1,252	4.1	(588.8)
Tax expense (credit)	-	-	-	-	-
Net income (loss) from continuing operations	(6,120)	(54.3)	1,252	4.1	(588.8)
Discontinued operations:
Loss from operations of discontinued entities (net of taxes)	(289)	(2.5)	(109)	(0.4)	(365.1)
Gain on sale of discontinued RV assets (net of taxes)	-	-	183	0.6	n/m
Income from legal settlement (net of tax)	14,722	130.5	-		n/m
Gain from discontinued operations	14,433	128.0	74	0.2	n/m

Net income	$8,313	73.7%	$1,326	4.3%	726.9%

n/m - not meaningful
 The following table presents key items impacting the results of continuing operations for the periods presented (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008

Legal/Insurance expense recoveries	$-	$(950)

Index

NET SALES

Consolidated net sales from continuing operations for the quarter ended March 31, 2009 were $11.3 million, a decrease of $19.5 million, or 63.4%, from the $30.8 million reported for the corresponding quarter last year.

The Company’s Housing Segment experienced a net sales decrease for the quarter ended March 31, 2009 of 66.9%, from $30.8 million during the first quarter of 2008 to $10.2 million for the first quarter of 2009, due mainly to the impact of major project revenues in the first quarter of 2008 offsetting the weakness in traditional single-family housing markets. The national housing market continues to decline as evidenced by U.S. Census Bureau data showing single-family housing starts declining 51.7% year to date in the first quarter of 2009, following a full year 2008 decline of 40.5%. To mitigate these conditions, management is placing more emphasis on providing value to builders and consumers through the Group’s products. Driven by consumer interest and high energy costs, the housing industry is beginning to recognize the increasing need for energy efficiency and the use of sustainable materials in the construction of new homes. The Company has taken a leadership position in this market transformation with the introduction of the “Green Catalog” and the Solar Village® product line. The Group allows consumers to choose which technologies and earth-friendly materials they want included in their new homes. The Group is working with design/build architectural firms that specialize in sustainable, innovative, high-quality modular architecture. The Housing Segment continues to work to mitigate the Group’s dependence on traditional scattered-lot single-family housing markets by increasing the expansion into multi-family residential structures by aggressively pursuing major project opportunities in the multi-family residential, military housing and commercial markets.

The first quarter is typically the slowest for the Housing Segment due to inclement weather affecting the delivery and set of houses, and the first quarter of 2009 was also affected by this typical seasonality.

The Company’s Specialty Vehicle Segment, through a joint venture with ARBOC Mobility, manufactures a line of low floor ADA (Americans with Disabilities Act)-compliant buses under the Spirit of Mobility brand name. While for the first quarter of 2009, these operations contributed only $1.1 million in revenue, the Company anticipates significant increases in revenue from the Specialty Vehicle Group throughout 2009.  All testing required by the Federal Transit Administration for eligibility to be purchased with federal funds has been successfully completed at the Altoona Bus Research and Testing Center in Altoona, Pa. and Canadian certification obtained, allowing municipalities to now place orders.

COST OF SALES

Cost of sales from continuing operations decreased 47.2%, or $12.0 million, for the three months ended March 31, 2009. As a percentage of net sales, cost of sales was 118.4% for the three-month period ended March 31, 2009 compared to 82.1% for the three months ended March 31, 2008. The corresponding gross profit declined to a loss of $(2.1) million or (18.4)% for the three-month period ended March 31, 2009 compared to a profit of $5.5 million or 17.9% for the three months ended March 31, 2008. Gross profit was negatively impacted in the first quarter of 2009 as a result of decreased sales and corresponding production volume decrease (production volume decreased over 70% compared to the first quarter of 2008), resulting in lower utilization of the Company's manufacturing facilities yielding reduced operating leverage. During the first quarter, the Company announced it was temporarily suspending production at its housing production facility in North Carolina to increase capacity utilization at the Company’s other facilities.

OPERATING EXPENSES

As a percentage of net sales, operating expenses from continuing operations, which include selling, general and administrative expenses, were 37.5% and 13.9% for the three-month periods ended March 31, 2009 and 2008, respectively.

Selling expenses were $0.6 million and 5.7% of net sales for the 2009 quarter compared to $1.7 million and 5.4% of net sales for the three-month period ended March 31, 2008. The $1.0 million reduction in selling expenses for the three-month period of 2009 versus 2008 was primarily due to reduced payroll related costs and lower sales promotion expenses as a result of planned cut backs and the overall lower revenues.

General and administrative expenses were $3.6 million and 31.8% of net sales for the 2009 quarter compared to $2.6 million and 8.5% for the 2008 corresponding quarter. The increase of $1.0 million in general and administrative expenses for the three-month period of 2009 versus 2008 was primarily the result of legal settlements and insurance recoveries of $1.0 million in the first quarter of 2008, and legal fees for the Crane Composites trial, which were $0.2 million higher in the first quarter of 2009 compared to 2008.

Index

INTEREST EXPENSE

Interest expense was $0.9 million and $0.3 million for the three-month periods ended March 31, 2009 and 2008, respectively. Interest expense increased due to higher borrowings during the quarter, primarily from the cash surrender value of Company-owned life insurance policies.

INVESTMENT INCOME

There was a net investment income of $0.2 million for the quarters ended March 31, 2009 and 2008. Investment income is principally attributable to earnings of the life insurance policies held.

OTHER INCOME, NET

Other income, net, represents income of $0.8 million for the first quarter of 2009 and $0.1 million in the first quarter of 2008. The increase in the first quarter of 2009 was primarily the result of proceeds from a Company-owned life insurance policy.

PRE-TAX INCOME (LOSS)

Pre-tax loss from continuing operations for the first quarter of 2009 was $(6.1) million compared with a pre-tax income of $1.3 million in the first quarter of 2008. The Housing Segment recorded a pre-tax loss of $(4.5) million in the first quarter of 2009 or (44.1)% of segment net sales compared with a pre-tax income of $1.4 million in the first quarter of 2008 or 4.4% of segment net sales (see Note 2 of Notes to Consolidated Financial Statements).

INCOME TAXES

Due to the Company’s cumulative losses in recent years, no tax benefit from continuing operations was recognized in the quarter ending March 31, 2009. In the first quarter of 2008, due to the Company’s cumulative losses in recent years, net operating loss carryforwards were utilized to offset current taxable income essentially reducing the effective tax rate to zero for the first quarter of 2008. (see Note 8 of Notes to Consolidated Financial Statements).

DISCONTINUED OPERATIONS

In February 2009 the Company received a favorable verdict against Crane Composites, Inc. f/k/a Kemlite for breach of contract and multiple warranty claims arising from the sale of defective sidewall material to Coachmen Industries, Inc. subsidiaries. All of the counts alleged in the original complaint were found in favor of the Company. On April 17, 2009, the Company entered into a settlement agreement with Crane Composites, Inc., f/k/a Kemlite, with respect to this verdict rendered in favor of the Company and its subsidiaries, on the liability portion of this lawsuit.  Pursuant to the terms of the settlement, Crane Composites will pay the Company a total of $17.75 million in three installments, with the first installment of $10 million due on or before May 8, 2009, the second installment of $3.875 million due on or before June 1, 2009 and the final installment of $3.875 million due on or before July 1, 2009.  Upon full and complete payment of these amounts, the litigation currently pending against Crane Composites will be dismissed by the Company with prejudice.

The settlement with Crane Composites, Inc. resulted in income of $14.7 million net of contingent attorney fees and taxes.  The parent Company acquired the claims that were subject to the settlement for fair value from its RV Group subsidiaries during the fourth quarter of 2008, prior to trial.  Because the settlement is related to damages originally incurred by the recreational vehicle business, accounting rules required the Company to record this income under discontinued operations, even though the settlement is owned by the parent Company and not the RV Group.

NET INCOME (LOSS)

Net loss from continuing operations for the quarter ended March 31, 2009 was ($6.1) million (a loss of ($0.39) per diluted share) compared to net income from continuing operations of $1.3 million (a profit of $0.08 per diluted share) for 2008. Net income for the quarter ended March 31, 2009 was $8.3 million (a profit of $0.53 per diluted share) compared to net income of $1.3 million (a profit of $0.08 per diluted share) for 2008.

Index

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company generally relies on funds from operations as its primary source of working capital and liquidity. Previously, the Company had maintained a $55.0 million line of credit to meet its seasonal working capital needs. At December 31, 2008 this bank line of credit had been fully paid and was terminated except for outstanding letters of credit totaling $6.8 million as of March 31, 2009 that were fully backed by cash collateral which is reflected as restricted cash on the consolidated balance sheet. The Company has also borrowed against the cash surrender value of the Company's investment in life insurance contracts. As of March 31, 2009 and December 31, 2008, $48.9 million and $47.0 million, respectively, had been borrowed against the cash surrender value of Company-owned life insurance contracts. As of March 31, 2009, the cash surrender value of life insurance is approximately $51.5 million, with $48.9 million borrowed, resulting in a cash surrender value net of loans of $2.6 million.

At March 31, 2009, working capital decreased to $2.0 million from $4.7 million at December 31, 2008. The $14.0 million decrease in current assets at March 31, 2009 versus December 31, 2008 was primarily due to the decrease in cash and cash equivalents of $13.3 million. The $11.3 million decrease in current liabilities at March 31, 2009 versus December 31, 2008 was primarily due to a decrease in accounts payable of $2.8 million, decreases in accrued expenses and other liabilities of $7.7 million, and a net decrease in short-term borrowings of $0.8 million.

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

On March 23, 2009, Coachmen Industries, Inc. and one of the Company’s directors entered into an agreement for a $2.3 million short-term note from the Company in exchange for cash. The note is collateralized by several properties, bears interest at a rate of 10% per annum and may be called by the note holder on or after April 20, 2009.

On April 9, 2009, Coachmen Industries, Inc. and Lake City Bank entered into an agreement for a $2 million three-year note from the Company in exchange for cash loaned to the Company by Lake City Bank.  The note is fully collateralized by certain properties, bears interest at the rate of 6.250% per annum, and has a maturity date of April 9, 2012.

On April 9, 2009, Coachmen Industries, Inc. gave a promissory note to Lake City Bank in connection with the bank’s provision of a $0.5 million working capital line of credit.  The note is fully collateralized by certain properties, and borrowings against this line will bear interest at a variable rate, with a minimum interest rate of 5% per annum.  This line of credit has a maturity date of March 31, 2012.

In February 2009 the Company received a favorable verdict against Crane Composites, Inc. f/k/a Kemlite for breach of contract and multiple warranty claims arising from the sale of defective sidewall material to Coachmen Industries, Inc. subsidiaries. All of the counts alleged in the original complaint were found in favor of the Company. On April 17, 2009, the Company entered into a settlement agreement with Crane Composites, Inc., f/k/a Kemlite, with respect to this verdict rendered in favor of the Company and its subsidiaries, on the liability portion of this lawsuit.  Pursuant to the terms of the settlement, Crane Composites will pay the Company a total of $17.75 million in three installments, with the first installment of $10 million due on or before May 8, 2009, the second installment of $3.875 million due on or before June 1, 2009 and the final installment of $3.875 million due on or before July 1, 2009.  Upon full and complete payment of these amounts, the litigation currently pending against Crane Composites will be dismissed by the Company with prejudice.

The settlement with Crane Composites, Inc. resulted in income of $14.7 million net of contingent attorney fees and taxes.  The parent Company acquired the claims that were subject to the settlement for fair value from its RV Group subsidiaries during the fourth quarter of 2008, prior to trial.  Because the settlement is related to damages originally incurred by the recreational vehicle business, accounting rules required the Company to record this income under discontinued operations, even though the settlement is owned by the parent Company and not the RV Group.

Index

CRITICAL ACCOUNTING POLICIES

The preparation of the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company's estimates. However, actual results may differ from these estimates under different assumptions or conditions. A summary of the Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company’s 10-K Report for the year ended December 31, 2008. During the first three months of fiscal 2009, there was no material change in the accounting policies and assumptions previously disclosed.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings.  In February 2008, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157. We adopted SFAS No. 157 for financial assets and liabilities in the first quarter of 2008. We adopted SFAS No. 157 for non-financial assets and liabilities in the first quarter of 2009. We had no required fair value measurements for non-financial assets and liabilities in the first quarter of 2009 and no required additional disclosures upon adoption. There were no material effects upon adoption of this new accounting pronouncement on our financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), Business Combinations, (SFAS No. 141R). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. The Company believes that the adoption of SFAS 141 (revised 2007) could have an impact on the accounting for any future acquisition, if one were to occur. The Company will be required to apply the guidance in SFAS 141R for any future business combinations.

In March 2008 the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, requiring enhanced disclosures about the Company’s derivative and hedging activities. The adoption of SFAS 161 did not have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the U.S. (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company currently adheres to the GAAP hierarchy as presented in SFAS 162, and does not expect its adoption will have a material impact on its consolidated results of operations and financial condition.

Index

Forward-Looking Statements

This Form 10-Q Report contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management’s expectations and beliefs concerning future events. Forward-looking statements are subject to risks and uncertainties, and are dependent on various factors, many of which are outside the control of the Company. These uncertainties and other factors include, but are not limited to:

•	the ability of the management team to achieve desired results;
•	interest rates, which affect the affordability of the Company's products;
•	consumer confidence and the availability of consumer credit;
•	the availability of financing to the Company and its customers;
•	the Company’s ability to utilize manufacturing resources efficiently;
•	the Company’s ability to introduce new homes and features that achieve consumer acceptance;
•	the margins associated with the mix of products the Company sells in a particular period;
•	the impact of sub-prime lending on the availability of credit for the broader housing market;
•	adverse weather conditions affecting home deliveries;
•	potential liabilities under repurchase agreements and guarantees;
•	tax law changes could make home ownership more expensive or less attractive;
•	legislation governing the relationships of the Company with its builders;
•	the price volatility of materials used in production and the ability to pass on rapidly increasing costs of product components and raw materials to end buyers;
•	the availability and cost of real estate for residential housing;
•
the increased size and scope of work of major projects, as compared to the Company's traditional single-family homes business, with increased reliance on third parties for performance which could impact the Company;

•	the ability to perform in new market segments or geographic areas where it has limited experience;
•	the supply of existing homes within the Company’s markets;
•	the impact of home values on housing demand;
•	uncertainties and timing with respect to sales resulting from recovery efforts in the Gulf Coast;
•	changing government regulations, including those covering accounting standards;
•	environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability;
•	changes in property taxes and energy costs;
•	changes in federal income tax laws and federal mortgage financing programs;
•	competition in the industries in which the Company operates;
•	further developments in the war on terrorism and related international crises;
•	uncertainties of matters in litigation and other risks and uncertainties;
•	the ability of the Company to generate taxable income in future years to utilize deferred tax assets and net operating loss carryforwards that are available;
•	the collectibility of debt owed to the Company for sold assets;
•	the Company’s ability to increase gross margins which are critical whether or not there are increased sales;
•	the Company’s use of incentives at either the wholesale or retail level;
•	the dependence on key customers within certain product types;
•	the potential fluctuation in the Company’s operating results;
•	the addition or loss of builders;
•	the introduction and marketing of competitive product by others, including significant discounting offered by our competitors;
•	uncertainties regarding the impact of the disclosed restructuring steps;
•	the ability to attract and retain qualified senior managers;
•	uncertainties regarding the duration and depth of the recession and the timing and speed of recovery in the housing market;
•	the ability of the Company to bond major government contracts;
•	the ability to produce buses to meet demand;
•	liquidity;
•	the availability of working capital;
•	the consolidation of distribution channels.

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

At times, the Company's actual performance differs materially from its projections and estimates regarding the economy, the specialty vehicle and housing industries and other key performance indicators. Readers of this Report are cautioned that reliance on any forward-looking statements involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. During the first three months of 2009, the Company has utilized borrowings against the cash surrender value of the Company's investment in life insurance contracts to meet short-term working capital needs. As of March 31, 2009 and December 31, 2008, $48.9 million and $47.0 million, respectively, had been borrowed against the cash surrender value of Company-owned life insurance contracts.

At March 31, 2009, the Company had one interest rate swap agreement with a notional amount of $1.8 million that was used to convert the variable interest rates on an industrial development revenue bond to a fixed rate. In accordance with the terms of the swap agreement, the Company pays a 3.71% interest rate, and receives the Bond Market Association Index (BMA), calculated on the notional amount, with net receipts or payments being recognized as adjustments to interest expense. This swap agreement is designated as a cash flow hedge for accounting purposes and effectively converts a portion of the Company's variable-rate borrowing to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. The fair value of the Company's interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreements. A cumulative gain of approximately $3,000, net of taxes, attributable to changes in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive income (loss) for the quarter ended March 31, 2009. If in the future the interest rate swap agreements were determined to be ineffective or were terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive income (loss).

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

There have been no changes during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 6. Exhibits

See Index to Exhibits incorporated by reference herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COACHMEN INDUSTRIES, INC.
(Registrant)

Date: May 4, 2009	By:	/s/ Richard M. Lavers
Richard M. Lavers, Chief Executive Officer

Date: May 4, 2009	By:	/s/ Colleen A. Zuhl
Colleen A. Zuhl, Chief Financial Officer

Date: May 4, 2009	By:	/s/ Stephen L. Patterson
Stephen L. Patterson, Corporate Controller

Index

INDEX TO EXHIBITS

Number Assigned In Regulation S-K, Item 601	Description of Exhibit

(3)(a)(i)	Articles of Incorporation of the Company as amended on May 30, 1995 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

(3)(a)(ii)	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4.2 to the Company's Form S-3 Registration Statement, File No. 333-14579).

(3)(b)	By-Laws as modified through May 1, 2008 (incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

(10)(a)
Demand Promissory Note, dated March 23, 2009, in the original principal amount of $2,344,801.71 by Coachmen Industries, Inc. as maker and endorser, payable to Robert J. Deputy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2009).

(10)(b)
Promissory Note dated April 9, 2009 in the original principal amount of $2,000,000 by Coachmen Industries, Inc. as maker and endorser, payable to Lake City Bank on or before April 9, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 9, 2009).

(10)(c)
Promissory Note dated April 9, 2009 in the maximum principal amount of $500,000 by Coachmen Industries, Inc. as maker and endorser, payable to Lake City Bank on or before March 31, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 9, 2009).

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.