Form 10-Q
period 2009-09-30
COACHMEN INDUSTRIES INC
filed 2009-10-29
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.
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

Number of shares of Common Stock, without par value, outstanding as of the close of business on September 30, 2009: 16,180,765

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2009	2008
Assets	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,829	$15,745
Restricted cash	3,791	1,600
Trade receivables, less allowance for doubtful receivables 2009 - $1,488 and 2008 - $1,676	1,655	1,837
Other receivables	1,565	4,666
Refundable income taxes	1,534	1,559
Inventories	16,744	19,910
Prepaid expenses and other	3,739	4,390
Assets held for sale	4,657	2,913

Total current assets	38,514	52,620

Property, plant and equipment, net	29,067	30,922
Cash value of life insurance, net of loans	3,418	4,710
Restricted cash	12,978	17,321
Other	1,716	1,831

TOTAL ASSETS	$85,693	$107,404

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES
Accounts payable, trade	$5,828	$11,414
Accrued income taxes	825	1,470
Accrued expenses and other liabilities	15,826	31,127
Floorplan notes payable	-	3,096
Current maturities of long-term debt	1,064	819

Total current liabilities	23,543	47,926

Long-term debt	3,885	2,190
Deferred income taxes	457	457
Postretirement deferred compensation benefits	2,870	3,104
Other	797	1,038

Total liabilities	31,552	54,715

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY
Common shares, without par value: authorized 60,000 shares; issued 2009 – 21,255 shares and 2008 – 21,236 shares	92,707	92,688
Additional paid-in capital	6,487	7,213
Accumulated other comprehensive loss	(53)	(75)
Retained earnings	12,095	10,925
Treasury shares, at cost, 2009 – 5,074 shares and 2008 – 5,236 shares	(57,095)	(58,062)
Total shareholders’ equity	54,141	52,689

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$85,693	$107,404

See Notes to Consolidated Financial Statements

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales
Products	$15,064	$28,560	$41,857	$90,011
Delivery and set	1,010	3,006	3,231	10,727
	16,074	31,566	45,088	100,738
Cost of sales
Products	15,810	23,539	43,318	72,475
Delivery and set	1,208	3,175	3,938	10,919
	17,018	26,714	47,256	83,394

Gross profit (loss)	(944)	4,852	(2,168)	17,344

Operating expenses:
Selling	1,083	1,993	2,717	5,466
General and administrative	2,856	3,616	8,978	8,435
(Gain) loss on sale of assets, net	(8)	8	(22)	(48)
Impairment charges	-	3,448	-	3,448
	3,931	9,065	11,673	17,301
Operating income (loss)	(4,875)	(4,213)	(13,841)	43
Nonoperating (income) expense:
Interest expense	924	310	2,385	892
Investment income	(598)	(231)	(1,168)	(685)
Other income, net	(42)	(496)	(892)	(565)
	284	(417)	325	358
Income (loss) from continuing operations before income taxes	(5,159)	(3,796)	(14,166)	401
Income taxes, (credit)	34	-	(19)	-
Net income (loss) from continuing operations	(5,193)	(3,796)	(14,147)	401

Discontinued operations:
Income (loss) from operations of discontinued entities (net of taxes of $0)	1,298	(10,741)	382	(16,765)
Gain on sale of assets of discontinued entities (net of taxes of $0)	-	74	25	265
Income from legal settlement (net of taxes of $0)	-	-	14,910	-
Income (loss) from discontinued operations	1,298	(10,667)	15,317	(16,500)

Net income (loss)	$(3,895)	$(14,463)	$1,170	$(16,099)

Earnings (loss) per share – Basic and Diluted
Continuing operations	$(0.32)	$(0.24)	$(0.89)	$0.03
Discontinued operations	0.08	(0.68)	0.96	(1.05)
Net income (loss) per share	$(0.24)	$(0.92)	$0.07	$(1.02)

Number of common shares used in the computation of earnings (loss) per share:
Basic	16,024	15,815	15,946	15,787
Diluted	16,024	15,815	15,965	15,787

See Notes to Consolidated Financial Statements

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,170	$(16,099)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,910	3,872
Provision for doubtful receivables, net of recoveries	(374)	670
Net realized and unrealized losses on derivatives	22	16
Impairment charges	-	3,448
Gain on sale of properties and other assets, net	(47)	(313)
Increase in cash surrender value of life insurance policies	(931)	(661)
Other	(187)	(738)
Changes in certain assets and liabilities:
Accounts receivable	1,870	(7,495)
Inventories	3,166	23,331
Prepaid expenses and other	651	601
Accounts payable, trade	(5,586)	(1,710)
Income taxes – accrued and refundable	(620)	37
Accrued expenses and other liabilities	(15,301)	(9,859)
Net cash used in operating activities	(14,257)	(4,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of properties and other assets	713	1,283
Investments in life insurance policies	771	(1,026)
Purchases of property and equipment	(712)	(1,441)
Other	2,301	174
Net cash provided by (used in) investing activities	3,073	(1,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	2,345	16,813
Payments of short-term borrowings	(5,441)	(22,708)
Proceeds from long-term debt	2,375	-
Payments of long-term debt	(435)	(236)
Proceeds from borrowings on cash value of life insurance policies	1,452	32,000
Payments of borrowings on cash value of life insurance policies	-	(19,000)
Issuance of common shares under stock incentive plans	19	113
Purchases of common shares for treasury	(47)	-
Net cash provided by financing activities	268	6,982

Increase (decrease) in cash and cash equivalents	(10,916)	1,072
CASH AND CASH EQUIVALENTS:
Beginning of period	15,745	1,549
End of period	$4,829	$2,621

Supplemental disclosures of cash flow information:
Operating cash received during the period related to insurance settlement	$139	$988

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, and read in conjunction with these notes, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the Company as of September 30, 2009, and the results of its operations and cash flows for the interim periods presented. Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.

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

The table below presents information about the segments, used by the chief operating decision maker of the Company for the three and nine-month periods ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales
Specialty vehicles	$3,948	$803	$7,887	$1,209
Housing	12,126	30,763	37,201	99,529
Consolidated total	$16,074	$31,566	$45,088	$100,738

Gross profit
Specialty vehicles	$265	$(79)	$(330)	$(385)
Housing	(1,202)	4,931	(1,814)	17,729
Other reconciling items	(7)	-	(24)	-
Consolidated total	$(944)	$4,852	$(2,168)	$17,344

Operating expenses
Specialty vehicles	$287	$-	$860	$1
Housing	3,437	4,347	9,481	12,664
Other reconciling items	207	4,718	1,332	4,636
Consolidated total	$3,931	$9,065	$11,673	$17,301

Operating income (loss)
Specialty vehicles	$(22)	$(79)	$(1,190)	$(386)
Housing	(4,639)	584	(11,296)	5,065
Other reconciling items	(214)	(4,718)	(1,355)	(4,636)
Consolidated total	$(4,875)	$(4,213)	$(13,841)	$43

Pre-tax income (loss)
Specialty vehicles	$(22)	$(79)	$(1,190)	$(386)
Housing	(4,650)	572	(11,367)	4,981
Other reconciling items	(487)	(4,289)	(1,609)	(4,194)
Consolidated total	$(5,159)	$(3,796)	$(14,166)	$401

	September 30,	December 31,
	2009	2008
Total assets
Specialty vehicles	$3,942	$1,655
Housing	39,644	43,456
Corporate and other reconciling items	42,107	62,293
Consolidated total	$85,693	$107,404

Index

3.     INVENTORIES.

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Raw materials
Specialty vehicles	$1,189	$902
Housing	3,045	4,157
Other	15	-
Consolidated total	4,249	5,059

Work in process
Specialty vehicles	1,658	385
Housing	1,521	2,392
Consolidated total	3,179	2,777

Improved lots
Housing	391	434
Consolidated total	391	434

Finished goods
Specialty vehicles	352	824
Housing	8,573	10,816
Consolidated total	8,925	11,640

Consolidated total	$16,744	$19,910

4.     LONG-TERM ASSETS.

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	September 30,	December 31,
	2009	2008

Land and improvements	$7,485	$7,700
Buildings and improvements	31,466	32,849
Machinery and equipment	11,064	10,637
Transportation equipment	10,493	11,035
Office furniture and fixtures	13,891	13,992

Total	74,399	76,213
Less, accumulated depreciation	45,332	45,291

Property, plant and equipment, net	$29,067	$30,922

At September 30, 2009 and December 31, 2008, the Company had $4.7 million and $2.9 million, respectively, classified in assets held for sale.  These assets were available and listed for sale.  These assets consisted of former Housing Segment property and buildings, including the former manufacturing facility in Zanesville, Ohio that was consolidated into a larger Indiana manufacturing plant, plus a warehouse and office building in Decatur, Indiana.  Additionally included is a former RV paint facility located in Elkhart, Indiana that the Company sold on December 5, 2007 for $2.9 million consisting of cash of $0.3 million and a $2.6 million secured note that was due in full December 2008.  Due to the default on the secured note, the property reverted back to the Company during the third quarter of 2009.

Index

4.     LONG-TERM ASSETS, Continued.

Joint Venture – Note Receivable

In December 2007, the Company entered into an agreement to produce ADA compliant low floor accessible buses for ARBOC Mobility, LLC, a marketer of specialized transit and shuttle buses designed for users with mobility challenges. This bus incorporates patent pending technologies provided by ARBOC Mobility. In connection with the agreement with ARBOC Mobility, LLC, the Company agreed to finance up to $1.0 million of start up cash requirements. As of September 30, 2009, the Company has a note receivable of $0.9 million due from ARBOC Mobility, LLC for start up cash requirements. The note is on a month-by-month basis and bears interest at the rate of 1% per month on the principal balance. The note is included in other receivables on the Consolidated Balance Sheet at a net amount of $0.4 million after write-down for the Company’s portion of joint venture losses to date. The Company has a 30% interest in this entity and therefore accounts for this investment on the equity basis. Related party transactions with ARBOC Mobility, LLC include sales of $7.0 million through September 30, 2009 and outstanding accounts receivable of approximately $1.2 million at September 30, 2009.

5.     ACCRUED EXPENSES AND OTHER LIABILITIES.

Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2009	December 31, 2008

Wages, salaries, bonuses and commissions and other compensation	$336	$5,022
Dealer incentives, including volume bonuses, dealer trips, interest reimbursement, co-op advertising and other rebates	164	989
Warranty	5,431	9,688
Insurance-products and general liability, workers compensation, group health and other	3,946	6,320
Customer deposits and unearned revenues	1,904	2,545
Interest	42	395
Sales and property taxes	939	920
Deferred gain on sale of real estate	-	814
Repurchase liability	1,344	2,671
Other current liabilities	1,720	1,763

Total	$15,826	$31,127

Changes in the Company's warranty liability during the three and nine-month periods ended September 30 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance of accrued warranty at beginning of period	$6,565	$6,511	$9,688	$8,123
Warranties issued during the period and changes in liability for pre-existing warranties	544	1,838	1,399	7,594
Settlements made during the period	(1,678)	(3,025)	(5,656)	(10,393)

Balance of accrued warranty at September 30	$5,431	$5,324	$5,431	$5,324

At September 30, 2009 warranty reserves include estimated amounts related to recreational vehicle warranty obligations retained by the Company after the sale of the recreational vehicle business in December 2008.  The indemnity escrow account created as a result of the recreational vehicle business asset sale, which at September 30, 2009 has a remaining balance of $6.0 million (see Note 11, Discontinued Operations and Note 12, Restricted Cash) is included in long-term restricted cash at September 30, 2009, and is subject to reduction to pay for the recreational vehicle warranty obligations retained by the Company.

Index

6.     COMPREHENSIVE INCOME (LOSS).

The changes in the components of comprehensive income (loss) for the three and nine months ended September 30 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(3,895)	$(14,463)	$1,170	$(16,099)
Unrealized gains on securities	(59)	-	-	-
Unrealized gains on cash flow hedges, net of taxes	9	12	22	16

Comprehensive income (loss)	$(3,945)	$(14,451)	$1,192	$(16,083)

As of September 30, 2009 and 2008, the accumulated other comprehensive income (loss), net of tax, relating to deferred losses on cash flow hedges was ($53,000) and ($32,000), respectively.

7.     EARNINGS PER SHARE AND COMMON STOCK MATTERS.

Basic earnings per share are based on the weighted average number of shares outstanding during the period. Diluted earnings per common share are based on the weighted average number of shares outstanding during the period, after consideration of the dilutive effect of stock options and awards and shares held in deferred compensation plans. Basic and diluted earnings per share for the three and nine-month period ended September 30 were calculated using the average shares as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss) available to common stockholders	$(3,895)	$(14,463)	$1,170	$(16,099)
Denominator:
Number of shares outstanding, end of period:
Weighted average number of common shares used in basic EPS	16,024	15,815	15,946	15,787
Effect of dilutive securities	-	-	19	-
Weighted average number of common shares used in dilutive EPS	16,024	15,815	15,965	15,787

For the quarters ending September 30, 2009 and 2008, 78,900 shares and 132,750 shares, respectively, of outstanding stock options were not included in the computation of diluted earnings per share because their exercise price was greater than the average market prices for the respective periods and their inclusion would have been antidilutive.

Share Repurchase Programs

Periodically, the Company has repurchased its common stock as authorized by the Board of Directors. Under the repurchase program, common shares are purchased from time to time, depending on market conditions and other factors, on the open market or through privately negotiated transactions. During August 2006, the Company announced that the Board of Directors had authorized a share repurchase of up to one million shares. During the first quarter of 2009, the Company repurchased 24,914 shares for a total cost, including commissions, of $46,993. No shares were repurchased during the second or third quarters of 2009. At September 30, 2009, there are 931,071 shares remaining authorized for repurchase by the Board of Directors.

8.     INCOME TAXES.

The Company accounts for income taxes based upon generally accepted accounting principles, and as such deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company continues to carry a full valuation allowance on all of its deferred tax assets.

Index

8.     INCOME TAXES, Continued.

As of the beginning of fiscal year 2009, the Company had unrecognized tax benefits of $3.5 million. There has been no significant change in the unrecognized tax benefits through September 30, 2009. If recognized, the effective tax rate would be affected by approximately $2.0 million of the unrecognized tax benefits.

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

Due to the Company’s cumulative losses in recent years, any taxable income generated for the nine-month period ended September 30, 2009 would be offset by net operating loss carryforwards reducing the effective tax rate to 0.6% for the three and nine-month periods ended September 30, 2009.  In 2008, valuation allowances of $5.9 million and $6.4 million were recognized to offset potential net operating loss tax benefits associated with losses for the three and nine-month periods ended September 30, 2008, respectively, essentially reducing the effective tax rate to zero for the respective periods.  The ability to use net operating loss carryforwards to offset future taxable income is dependent on a number of factors and complex regulations and is determined at the time of completion of the annual tax returns.

9.     COMMITMENTS AND CONTINGENCIES.

Obligation to Purchase Consigned Inventories

The Company obtains vehicle chassis for its bus products directly from an automobile manufacturer under a converter pool agreement. The agreement generally provides that the manufacturer will provide a supply of chassis at the Company's production facilities under the terms and conditions as set forth in the agreement. Chassis are accounted for as consigned inventory until assigned to a unit in the production process. At that point, the Company is obligated to purchase the chassis and it is recorded as inventory. At September 30, 2009 and December 31, 2008, chassis inventory, accounted for as consigned inventory, approximated $3.4 million and $1.9 million, respectively.

Repurchase Agreements

The Company was contingently liable at September 30, 2009 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's former independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. Although the estimated contingent liability without offsets for resale would be approximately $10.9 million at September 30, 2009 ($98 million at December 31, 2008), the risk of loss resulting from these agreements is spread over the Company's numerous former dealers and is further reduced by the resale value of the products repurchased. Further, as time goes on and the Company does not sell additional recreational vehicles, this contingent liability continually reduces because the period during which the Company is subject to buy-back claims is limited to a specific time period, starting from the date of original wholesale sale. Based on losses previously experienced under these obligations and current market conditions, the Company has established a reserve for estimated losses under repurchase agreements. At September 30, 2009 and December 31, 2008, $0.7 million and $2.5 million, respectively, were recorded as an accrual for estimated losses under repurchase agreements.

The Company was also contingently liable at September 30, 2009 to a financial institution on repurchase agreements in connection with financing provided by the institution to certain of the Company's independent home builders in connection with their purchase of the Company's housing products. This agreement provides for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a builder's default. Products repurchased from builders under this agreement are accounted for as a reduction in revenue and cost of sales at the time of repurchase. Although the estimated contingent liability without offsets for resale would be approximately $4.0 million at September 30, 2009 ($6.1 million at December 31, 2008), the risk of loss resulting from these agreements is spread over the Company's numerous builders and is further reduced by the resale value of the products repurchased. The Company has evaluated the potential for losses under this agreement and has recorded an accrual of $0.6 million as of September 30, 2009 and $0.1 million at December 31, 2008 for estimated losses under the repurchase agreement.

Index

9.     COMMITMENTS AND CONTINGENCIES, Continued.

Corporate Guarantees

The Company was contingently liable under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $1.6 million at September 30, 2009 and $6.3 million at December 31, 2008. The Company had an agreement with a financial institution to form a private-label financing program to provide wholesale inventory financing to the Company's former recreational vehicle dealers. The agreement provided for a preferred program that provided financing subject to the standard repurchase agreement described above. In addition, the agreement provided for a reserve pool whereby the financial institution made available an aggregate line of credit not to exceed $40 million that provided financing for dealers that may not otherwise qualify for credit approval under the preferred program. No dealer being provided financing from the reserve pool could receive an aggregate line of credit exceeding $5 million. In addition to the standard repurchase agreement described above, at September 30, 2009 the Company was contingently liable to the financial institutions up to a maximum of $2.0 million of aggregate losses, as defined by the agreement, incurred by the financial institutions on designated dealers with higher credit risks that were accepted into the reserve pool financing program. The Company has recorded a loss reserve of $0.1 million at September 30, 2009 and December 31, 2008 associated with these guarantees.

Financing Obligation

During the second quarter of 2004, the Company entered into an agreement to provide financing of up to $4.9 million to a developer for the construction of a hotel for which the Company was to provide modular units. As of September 30, 2009, the Company provided $2.3 million in financing to the developer under this arrangement. No funding has been provided since December 2005. The loans are collateralized by a first priority interest in all tangible and intangible property of the borrower. The developer was unable to obtain a building permit, so the Company is pursuing its legal remedies through litigation to recoup the financing extended to date. During the fourth quarter of 2006, the Company obtained title to the real estate that was partial collateral for this Note. In the event the sale of the property does not generate proceeds sufficient to cover the financing previously provided, the Company will continue pursuing its legal remedies to recover any shortfall. As of September 30, 2009, the Company has reserved an amount for which Management believes the Company may not recover, however, there is a potential for exposure in excess of the amount reserved.

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

The settlement with Crane Composites, Inc. resulted in income of $14.9 million net of contingent attorney fees recorded in the first quarter of 2009.  The parent Company acquired the claims that were subject to the settlement for fair value from its RV Group subsidiaries during the fourth quarter of 2008, prior to trial.  Because the settlement is related to damages originally incurred by the recreational vehicle business, accounting rules required the Company to record this income under discontinued operations, even though the settlement is owned by the parent Company and not the RV Group.

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

Index

10.  STOCK-BASED COMPENSATION.

The Company has not granted any stock option awards since 2003. Compensation expense related to the Company's Employee Stock Purchase Plan was not significant for the nine-month periods ended September 30, 2009 and 2008.

On March 4, 2009, the Company granted Restricted Stock Awards to certain key employees as a means of retaining and rewarding them for performance and to increase their ownership in the Company. The awards are governed by the Company’s 2000 Omnibus Stock Plan. Participants will earn the restricted shares awarded to them based on attainment of certain performance goals for the full calendar year 2009. If the Company meets the minimum or maximum target levels of pre-tax profits, the participants will earn corresponding levels of awards. To the extent the Company meets the performance goals for the full year, and the participant remains employed by the Company during the vesting period, the earned restricted shares will vest and be delivered to the participants over a three-year vesting period: one-third on January 1, 2010, one-third on January 1, 2011 and one-third on January 1, 2012. A total of 196,250 shares, assuming 100% of the performance goal is achieved, could be granted. As of September 30, 2009, the Company determined that it is not probable that the performance conditions associated with the restricted stock grants for the full calendar year 2009 will be achieved; therefore, no compensation expense related to these restricted stock awards was recorded.  Compensation expense related to prior year restricted stock grants was not material for the three and nine-month periods ended September 30, 2009 and 2008.

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

In accordance with generally accepted accounting principles, the recreational vehicle operations qualified as a separate component of the Company’s business and as a result, the operating results of the recreational vehicle business have been accounted for as a discontinued operation. Previously reported financial results for all periods presented have been adjusted to reflect this business as a discontinued operation. Interest expense was allocated between continuing operations and to discontinued operations based on the debt that could be identified as specifically attributable to those operations. Net sales of the recreational vehicle business for the quarter ended September 30, 2008 was $44.1 million, and the pre-tax loss for the quarter ended September 30, 2008, was $(10.7) million. Net sales of the recreational vehicle business for the nine-month period ended September 30, 2008 was $193.3 million, and the pre-tax loss for the nine-month period ended September 30, 2008, was $(16.5) million.

12.  RESTRICTED CASH.

The Company had $16.8 million and $18.9 million of restricted cash as of September 30, 2009 and December 31, 2008, respectively.

Restricted cash amounts are as follows (in thousands):
	September 30,	December 31,
	2009	2008
Cash collateral for letters of credit (1)	$9,667	$7,492
Indemnity escrow account (2)	6,000	10,000
Cash collateral for workers compensation trust accounts	1,102	1,429
Total restricted cash	$16,769	$18,921

(1) The amount classified as current assets is $3.8 million and $1.6 million as of September 30, 2009 and December 31, 2008, respectively.
(2) The indemnity escrow account is related to the agreement for the asset sale of the recreational vehicle business (see Note 11, Discontinued Operations).

Index

13.  DEBT.

On March 23, 2009, Coachmen Industries, Inc. and one of the Company’s directors entered into an agreement for a $2.3 million short-term note from the Company in exchange for cash. The note was collateralized by several properties and had an interest rate of 10% per annum. The terms of the note allowed the note holder to call for repayment at any time on or after April 20, 2009, and the note holder placed his demand for repayment on June 1, 2009.  As of June 4, 2009, the Company had paid the Note in full.

On April 9, 2009, Coachmen Industries, Inc. and Lake City Bank entered into an agreement for a $2 million three-year note in exchange for cash loaned to the Company by Lake City Bank.  The note is fully collateralized by certain properties, bears interest at the rate of 6.250% per annum, and has a maturity date of April 9, 2012.  At September 30, 2009, the amount outstanding was approximately $1.9 million.

On April 9, 2009, Coachmen Industries, Inc. gave a promissory note to Lake City Bank in connection with the bank’s provision of a $0.5 million working capital line of credit.  The note is fully collateralized by certain properties, and borrowings against this line will bear interest at a variable rate, with a minimum interest rate of 5% per annum.  This line of credit has a maturity date of March 31, 2012.  At September 30, 2009, there were no borrowings against this line of credit.

14.  FAIR VALUE MEASUREMENTS.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets or liabilities that have recurring measurements are shown below as of September 30, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in
		Active Markets	Significant	Significant
		For Identical	Other Observable	Unobservable
		Assets	Inputs	Inputs
	Total as of
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)

Interest Rate Swap (1)	$(58)	$-	$(58)	$-

Net	$(58)	$-	$(58)	$-

(1) Included in other long-term liabilities on consolidated balance sheet.

15.  SUBSEQUENT EVENTS.

In May 2009, the Financial Accounting Standards Board (FASB) established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has evaluated any subsequent events through the date of this filing. We do not believe there are any material subsequent events other than those discussed below which would require further disclosure.

On October 27, 2009, the Company completed a two-year $20.0 million loan agreement as borrowers with H.I.G. All American, LLC (H.I.G.) for $10.0 million of senior secured revolving notes and $10.0 million of convertible debt (Secured Subordinated Convertible Tranche B Notes).  This loan agreement is collateralized by substantially all of the assets of the Company. As part of the Secured Subordinated Convertible Tranche B Notes, the Company also issued to H.I.G. an aggregate of approximately 6.7 million Common Stock Purchase Warrants exercisable at a price of $0.00001 per share upon the occurrence of a triggering event (as defined in the agreement) and prior to the tenth anniversary from the date of the loan agreement.  The revolving notes bear interest at a rate equal to LIBOR plus 5%, payable in cash monthly.  The convertible debt bears interest at the rate of 20% per annum, payable in either cash semiannually or as PIK interest that accrues and increases the principal amount.  All principal and accrued interest on the Secured Subordinated Convertible Tranche B Notes is convertible into shares of the Company’s common stock at the election of H.I.G. and is exercisable at any time up until the end of the two-year term of the notes at the conversion price of $0.979 per share, the 90-day average stock price prior to the Letter of Intent.

Index

15.  SUBSEQUENT EVENTS, Continued.

The transaction will be recorded on a relative fair value basis. The Company will record a debt discount on the Secured Subordinated Convertible Tranche B Notes due to the issuance of the Common Stock Purchase Warrants as well as the existence of a beneficial conversion feature.  The fair value of the warrants and the beneficial conversion feature will be recorded as a reduction to the carrying amount of the convertible debt and as an increase in addition to paid-in capital. The amortization of these debt discounts will be reported as additional interest expense over the two-year term of the loan agreement.

Concurrent with the loan agreement with HIG, the interest rate swap agreement with a notional amount of $1.8 million that was used to convert the variable interest rates on an industrial development revenue bond to a fixed rate was terminated and paid.  Additionally, the associated industrial revenue bond of $1.8 million, plus another industrial revenue bond in the amount of $0.9 million are scheduled for repayment on November 1, 2009 utilizing restricted cash held for that purpose.

Based on outside analysis, it has been determined to be most advantageous to surrender the Company-owned life insurance policies effective October, 2009.  As a result, the Company will receive substantially all of the cash surrender value in cash, and eliminate the related borrowings and associated interest expense and future premium obligations on the policies.

The Company has also signed a contract for the sale of a former manufacturing facility in Zanesville, OH for $2.9 million. This transaction is scheduled to close late October or early November 2009 and will result in no material gain or loss on the sale.

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

	Three Months Ended
					Percentage Change
		Percentage		Percentage	2009
	September 30,	of	September 30,	of	to
	2009	Net Sales	2008	Net Sales	2008
Net sales:
Specialty vehicles	$3,948	24.6%	$803	2.5%	391.7%
Housing	12,126	75.4	30,763	97.5	(60.6)
Consolidated total	16,074	100.0	31,566	100.0	(49.1)

Gross profit:
Specialty vehicles	265	6.7	(79)	(9.8)	435.4
Housing	(1,202)	(9.9)	4,931	16.0	(124.4)
Other	(7)	n/m	-	n/m	n/m
Consolidated total	(944)	(5.9)	4,852	15.4	(119.5)

Operating expenses:
Selling	1,083	6.7	1,993	6.3	45.7
General and administrative	2,856	17.8	3,616	11.5	21.0
(Gain) loss on sale of assets, net	(8)	-	8	-	n/m
Impairment charges	-		3,448	10.9
Consolidated total	3,931	24.5	9,065	28.7	56.6

Nonoperating (income) expense	284	1.7	(417)	(1.3)	n/m

Loss from continuing operations before income taxes	(5,159)	(32.1)	(3,796)	(12.0)	(35.9)
Tax expense	34	(0.2)	-	-	-
Net loss from continuing operations	(5,193)	(32.3)	(3,796)	(12.0)	(36.8)

Discontinued operations:
Income (loss) from operations of discontinued entities (net of taxes)	1,298	8.1	(10,741)	(34.0)	112.1
Gain on sale of discontinued RV assets (net of taxes)	-	-	74	0.2	n/m
Income (loss) from discontinued operations	1,298	8.1	(10,667)	(33.8)	112.2

Net loss	$(3,895)	(24.2)%	$(14,463)	(45.8)%	73.1%

n/m - not meaningful

Index

	Nine Months Ended
					Percentage Change
		Percentage		Percentage	2009
	September 30,	of	September 30,	of	to
	2009	Net Sales	2008	Net Sales	2008
Net sales:
Specialty vehicles	$7,887	17.5%	$1,209	1.2%	552.3%
Housing	37,201	82.5	99,529	98.8	(62.6)
Consolidated total	45,088	100.0	100,738	100.0	(55.2)

Gross profit:
Specialty vehicles	(330)	(4.2)	(385)	(31.8)	14.3
Housing	(1,814)	(4.9)	17,729	17.8	(110.2)
Other	(24)	-	-	n/m	n/m
Consolidated total	(2,168)	(4.8)	17,344	17.2	(112.5)

Operating expenses:
Selling	2,717	6.0	5,466	5.4	50.3
General and administrative	8,978	19.9	8,435	8.4	(6.4)
(Gain) loss on sale of assets, net	(22)	-	(48)	-	n/m
Impairment charge	-		3,448	3.4
Consolidated total	11,673	25.9	17,301	17.2	32.5

Nonoperating expense	325	0.7	358	0.4	9.2

Income (loss) from continuing operations before income taxes	(14,166)	(31.4)	401	0.4	n/m
Tax credit	(19)	(0.1)	-	-	-
Net income (loss) from continuing operations	(14,147)	(31.3)	401	0.4	n/m

Discontinued operations:
Income (loss) from operations of discontinued entities (net of taxes)	382	0.8	(16,765)	(16.6)	n/m
Gain on sale of discontinued RV assets (net of taxes)	25	-	265	0.2	n/m
Income from legal settlement (net of tax)	14,910	33.1	-		n/m
Income (loss) from discontinued operations	15,317	33.9	(16,500)	(16.4)	192.8

Net income (loss)	$1,170	2.6%	$(16,099)	(16.0)%	107.3%

n/m - not meaningful

 The following table presents key items impacting the results of continuing operations for the periods presented (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Legal/Insurance expense recoveries	$-	$(388)	$(139)	$(2,428)
Impairment charges	-	3,448	-	3,448

Index

NET SALES

Consolidated net sales from continuing operations for the quarter ended September 30, 2009 were $16.1 million, a decrease of $15.5 million, or 49.1%, from the $31.6 million reported for the corresponding quarter last year. Net sales for the nine months ended September 30, 2009 were $45.1 million, representing a decrease of $55.7 million, or 55.2%, reported for the same period of 2008.

The Company’s Housing Segment experienced a net sales decrease for the quarter ended September 30, 2009 of 60.6%, from $30.8 million during the third quarter of 2008 to $12.1 million for the third quarter of 2009. Net sales for the nine months ended September 30, 2009 were $37.2 million, representing a decrease of $62.3 million, or 62.6%, from net sales of $99.5 million for the same period of 2008. While the Company made deliveries for the military housing project at Ft. Bliss during the latter part of the second quarter of 2009, during 2008 deliveries for the military housing project at Fort Carson in Colorado began early in 2008 and continued throughout the third quarter of 2008, significantly contributing approximately $41.5 million to net sales volume.  Sales volumes were much stronger in 2008, due mainly to the impact of major project revenues in the first nine months of 2008 offsetting the weakness in traditional single-family housing markets. The national housing market continues to be very depressed as evidenced by U.S. Census Bureau data showing single-family housing starts declining 37.4% year-to-date thru August 2009, following a full year 2008 decline of 40.5%. To mitigate these conditions, management is placing more emphasis on providing value to builders and consumers through the Housing Group’s products. Driven by consumer interest and high energy costs, the housing industry is beginning to recognize the increasing need for energy efficiency and the use of sustainable materials in the construction of new homes. The Company has taken a leadership position in this market transformation with the introduction of the “Green Catalog” and the Solar Village® product line. The Group allows consumers to choose which technologies and earth-friendly materials they want included in their new homes. The Group is working with design/build architectural firms that specialize in sustainable, innovative, high-quality modular architecture. The Housing Segment continues to work to mitigate the Group’s dependence on traditional scattered-lot single-family housing markets by increasing the expansion into multi-family residential structures by aggressively pursuing major project opportunities in the multi-family residential, military housing and commercial markets.

The Company’s Specialty Vehicle Segment, through a joint venture with ARBOC Mobility, manufactures a line of low floor ADA (Americans with Disabilities Act)-compliant buses under the Spirit of Mobility brand name. Net sales for the Specialty Vehicle Segment for the quarter ended September 30, 2009 were $3.9 million compared to $0.8 million for the third quarter of 2008.  Net sales for the nine months ended September 30, 2009 were $7.9 million compared to $1.2 million for the same period of 2008. The Company anticipates significant increases in revenue from the Specialty Vehicle Group continuing throughout 2009 and into 2010.

COST OF SALES

Cost of sales from continuing operations decreased 36.3%, or $9.7 million, for the three months ended September 30, 2009. As a percentage of net sales, cost of sales was 105.9% for the three-month period ended September 30, 2009 compared to 84.6% for the three months ended September 30, 2008. The corresponding gross margin declined to $(0.9) million or (5.9)% of net sales for the three-month period ended September 30, 2009 compared to a profit of $4.9 million or 15.4% for the three months ended September 30, 2008.

 Cost of sales for the nine months ended September 30, 2009 were $47.3 million, or 104.8% compared to $83.4 million or 82.8% of net sales for the same nine-month period in 2008. Gross profit was negatively impacted in the first nine months of 2009 as a result of decreased sales and corresponding production volume decrease (production volume decreased over 60% compared to the first nine months of 2008), resulting in lower utilization of the Company's manufacturing facilities yielding reduced operating leverage. During the first quarter of 2009, the Company announced it was temporarily suspending production at its housing production facility in North Carolina to increase capacity utilization at the Company’s other facilities.

OPERATING EXPENSES

As a percentage of net sales, operating expenses from continuing operations, which include selling, general and administrative expenses, were 24.5% and 17.8% for the three-month periods ended September 30, 2009 and 2008, respectively, and 25.9% and 13.8% for the nine-month periods ended September 30, 2009 and 2008, respectively.

Selling expenses were $1.1 million and 6.7% of net sales for the 2009 third quarter compared to $2.0 million and 6.3% of net sales for the three-month period ended September 30, 2008. For the nine-month period ended September 30, 2009, selling expenses were $2.7 million and 6.0% compared to $5.5 million and 5.4% for the same nine-month period in 2008. The $0.9 million and $2.8 million reductions in selling expenses for the three-month and nine-month periods of 2009 versus 2008 was primarily due to reduced payroll related costs and lower sales promotion expenses as a result of planned cut backs and the overall lower revenues.

General and administrative expenses were $2.9 million and 17.8% of net sales for the 2009 third quarter compared to $3.6 million and 11.5% of net sales for the 2008 corresponding quarter. General and administrative expenses for the nine months ended September 30, 2009 were $9.0 million or 19.9% of net sales compared to $8.4 million or 8.4% of net sales for the same nine-month period in 2008. The decrease of $0.7 million for the three-month period ended September 30, 2009 versus 2008 in general and administrative expenses was primarily the result of a reduction in payroll costs of $1.0 million, partially offset by insurance recoveries in the 2008 period. The $0.6 million increase in general and administrative expenses for the nine-month periods of 2009 versus 2008 were primarily the result of legal settlements and insurance recoveries of approximately $1.0 million in each of the first two quarters of 2008, plus insurance recoveries of $0.4 million in the third quarter, resulting in total recoveries during the nine months ended September 30, 2008 of over $2.4 million, which offset the reduction in payroll related costs of over $2.1 million in 2009.

Index

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

INTEREST EXPENSE

Interest expense was $0.9 million and $0.3 million for the three-month periods ended September 30, 2009 and 2008, respectively, and $2.4 million and $0.9 million for the nine-month periods ended September 30, 2009 and 2008, respectively. Interest expense increased due to higher borrowings during the first nine months of 2009 compared to 2008, primarily from borrowings on the cash surrender value of Company-owned life insurance policies.

INVESTMENT INCOME

There was net investment income of $0.6 and $1.2 million for the three and nine-month periods ended September 30, 2009 compared to $0.2 million and $0.7 million in the same periods of 2008. Investment income is principally attributable to earnings of the life insurance policies held.

OTHER INCOME, NET

Other income, net, represents income of $0.1 million and $0.9 million for the three and nine-month periods of 2009 and income of $0.5 million and $0.6 million for the same periods of the previous year. The increase in the first nine months of 2009 was primarily the result of proceeds from a Company-owned life insurance policy.

PRE-TAX INCOME (LOSS)

Pre-tax loss from continuing operations for the three and nine-month periods ended September 30, 2009 was $(5.2) million and $(14.2) million compared with pre-tax income (loss) of $(3.8) million and $0.4 million in the corresponding periods of 2008.

INCOME TAXES

Due to the Company’s cumulative losses in recent years, any taxable income generated for the nine-month period ended September 30, 2009 would be offset by net operating loss carryforwards reducing the effective tax rate to 0.6% for the three and nine-month periods ended September 30, 2009.  In 2008, valuation allowances of $5.9 million and $6.4 million were recognized to offset potential net operating loss tax benefits associated with losses for the three and nine-month periods ended September 30, 2008, respectively, essentially reducing the effective tax rate to zero for the respective periods (see Note 8 of Notes to Consolidated Financial Statements).

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

The settlement with Crane Composites, Inc. resulted in income of $14.9 million net of contingent attorney fees recorded in the first quarter of 2009.  The parent Company acquired the claims that were subject to the settlement for fair value from its RV Group subsidiaries during the fourth quarter of 2008, prior to trial.  Because the settlement is related to damages originally incurred by the recreational vehicle business, accounting rules required the Company to record this income under discontinued operations, even though the settlement is owned by the parent Company and not the RV Group.

Index

NET INCOME (LOSS)

Net loss from continuing operations for the three and nine-month periods ended September 30, 2009 was ($5.2) million (a loss of ($0.32) per diluted share) and $(14.1) million (a loss of $(0.89) per diluted share) compared to net income (loss) from continuing operations of $(3.8) million (a loss of $(0.24) per diluted share) and $0.4 million (a profit of $0.03 per diluted share) for 2008.

Net loss for the quarter ended September 30, 2009 was $(3.9) million (a loss of $(0.24) per diluted share) compared to net loss of $(14.5) million (a loss of $(0.92) per diluted share) for the third quarter of 2008. Net income for the nine months ended September 30, 2009 was $1.2 million (a profit of $0.07 per diluted share) compared to net loss of $(16.1) million (a loss of $(1.02) per diluted share) for the corresponding period of 2008.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company generally relies on funds from operations as its primary source of working capital and liquidity.

On April 9, 2009, Coachmen Industries, Inc. and Lake City Bank entered into an agreement for a $2 million three-year note in exchange for cash loaned to the Company by Lake City Bank.  The note is fully collateralized by certain properties, bears interest at the rate of 6.250% per annum, and has a maturity date of April 9, 2012.  At September 30, 2009, the amount outstanding was approximately $1.9 million.

On April 9, 2009, Coachmen Industries, Inc. gave a promissory note to Lake City Bank in connection with the bank’s provision of a $0.5 million working capital line of credit.  The note is fully collateralized by certain properties, and borrowings against this line will bear interest at a variable rate, with a minimum interest rate of 5% per annum.  This line of credit has a maturity date of March 31, 2012.  At September 30, 2009, there were no borrowings against this line of credit.

The Company has also borrowed against the cash surrender value of the Company's investment in life insurance contracts. As of September 30, 2009 and December 31, 2008, $51.6 million and $47.0 million, respectively, had been borrowed against the cash surrender value of Company-owned life insurance contracts. As of September 30, 2009, the cash surrender value of life insurance is approximately $55.0 million, with $51.6 million borrowed, resulting in a cash surrender value net of loans of $3.4 million. There is currently no significant capacity for additional borrowings against the cash surrender value.

Based on outside analysis, it has been determined to be most advantageous to surrender the Company-owned life insurance policies effective October, 2009.  As a result, the Company will receive substantially all of the cash surrender value in cash, and eliminate the related borrowings and associated interest expense and future premium obligations on the policies.

At September 30, 2009, working capital increased to $15.0 million from $4.7 million at December 31, 2008. The $24.4 million decrease in current liabilities at September 30, 2009 versus December 31, 2008 was primarily due to a decrease in accounts payable of $5.6 million, decreases in accrued expenses and other liabilities of $15.3 million (see Note 5, Accrued Expenses and Other Liabilities) and a net decrease in floorplan notes payable of $3.1 million. The $14.1 million decrease in current assets at September 30, 2009 versus December 31, 2008 was primarily due to the decrease in cash and cash equivalents of $10.9 million and inventories of $3.2 million.

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

On March 23, 2009, Coachmen Industries, Inc. and one of the Company’s directors entered into an agreement for a $2.3 million short-term note from the Company in exchange for cash. The note was collateralized by several properties and had an interest rate of 10% per annum. The terms of the note allowed the note holder to call for repayment at any time on or after April 20, 2009, and the note holder placed his demand for repayment on June 1, 2009.  As of June 4, 2009, the Company had paid the Note in full.

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

Index

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION, Continued

On October 27, 2009, the Company completed a two-year $20.0 million loan agreement as borrowers with H.I.G. All American, LLC (H.I.G.) for $10.0 million of senior secured revolving notes and $10.0 million of convertible debt (Secured Subordinated Convertible Tranche B Notes).  This loan agreement is collateralized by substantially all of the assets of the Company. As part of the Secured Subordinated Convertible Tranche B Notes, the Company also issued to H.I.G. an aggregate of approximately 6.7 million Common Stock Purchase Warrants exercisable at a price of $0.00001 per share upon the occurrence of a triggering event (as defined in the agreement) and prior to the tenth anniversary from the date of the loan agreement.  The revolving notes bear interest at a rate equal to LIBOR plus 5%, payable in cash monthly.  The convertible debt bears interest at the rate of 20% per annum, payable in either cash semiannually or as PIK interest that accrues and increases the principal amount.  All principal and accrued interest on the Secured Subordinated Convertible Tranche B Notes is convertible into shares of the Company’s common stock at the election of H.I.G. and is exercisable at any time up until the end of the two-year term of the notes at the conversion price of $0.979 per share, the 90-day average stock price prior to the transaction.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company's estimates. However, actual results may differ from these estimates under different assumptions or conditions. A summary of the Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company’s 10-K Report for the year ended December 31, 2008. During the first nine months of fiscal 2009, there was no material change in the accounting policies and assumptions previously disclosed.

Index

Forward-Looking Statements

This Form 10-Q Report contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management’s expectations and beliefs concerning future events. Forward-looking statements are subject to risks and uncertainties, and are dependent on various factors, many of which are outside the control of the Company. These uncertainties and other factors include, but are not limited to:

•	liquidity;
•	the ability of the management team to achieve desired results;
•	interest rates, which affect the affordability of the Company's products;
•	consumer confidence and the availability of consumer credit;
•	the availability and related costs of working capital and financing to the Company;
•	uncertainties regarding the length and depth of the recession and the timing and speed of recovery in the housing market;
•	the ability of the Company to bond major government contracts;
•	the ability to produce buses to meet demand;
•	the availability of chassis utilized for bus production;
•	the availability of financing to the Company’s customers;
•	the Company’s ability to introduce new homes and features that achieve consumer acceptance;
•	the margins associated with the mix of products the Company sells in a particular period;
•	the impact of sub-prime lending on the availability of credit for the broader housing market;
•	adverse weather conditions affecting home deliveries;
•	potential liabilities under repurchase agreements and guarantees;
•	tax law changes could make home ownership more expensive or less attractive;
•	legislation governing the relationships of the Company with its builders;
•	the price volatility of materials used in production and the ability to pass on rapidly increasing costs of product components and raw materials to end buyers;
•	the availability and cost of real estate for residential housing;
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

•	the collectibility of debt owed to the Company for sold assets;
•	the Company’s ability to increase gross margins which are critical whether or not there are increased sales;
•	the Company’s use of incentives at either the wholesale or retail level;
•	the dependence on key customers within certain product types;
•	the potential fluctuation in the Company’s operating results;
•	the addition or loss of builders;
•	the introduction and marketing of competitive product by others, including significant discounting offered by our competitors;
•	uncertainties regarding the impact of the disclosed restructuring steps;
•	the ability to sell excess properties held by the Company;
•	the ability to attract and retain qualified senior managers;
•	the ability to obtain government and other major projects.

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

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. During the first nine months of 2009, the Company has utilized borrowings against the cash surrender value of the Company's investment in life insurance contracts. As of September 30, 2009 and December 31, 2008, $51.6 million and $47.0 million, respectively, had been borrowed against the cash surrender value of Company-owned life insurance contracts.

At September 30, 2009, the Company had one interest rate swap agreement with a notional amount of $1.8 million that was used to convert the variable interest rates on an industrial development revenue bond to a fixed rate. In accordance with the terms of the swap agreement, the Company pays a 3.71% interest rate, and receives the Bond Market Association Index (BMA), calculated on the notional amount, with net receipts or payments being recognized as adjustments to interest expense. This swap agreement is designated as a cash flow hedge for accounting purposes and effectively converts a portion of the Company's variable-rate borrowing to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. The fair value of the Company's interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreements. A cumulative gain of approximately $22,000, net of taxes, attributable to changes in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive income (loss) for the nine-month period ended September 30, 2009. If in the future the interest rate swap agreements were determined to be ineffective or were terminated before the contractual termination dates, or if it became probable that the hedged variable cash flows associated with the variable-rate borrowings would stop, the Company would be required to reclassify into earnings all or a portion of the unrealized losses on cash flow hedges included in accumulated other comprehensive income (loss).

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

There have been no changes during the three or nine-month periods ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits

See Index to Exhibits incorporated by reference herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COACHMEN INDUSTRIES, INC.
(Registrant)

Date: October 29, 2009	By:	/s/ Richard M. Lavers
Richard M. Lavers, Chief Executive Officer

Date: October 29, 2009	By:	/s/ Colleen A. Zuhl
Colleen A. Zuhl, Chief Financial Officer

Date: October 29, 2009	By:	/s/ Stephen L. Patterson
Stephen L. Patterson, Corporate Controller

Index
INDEX TO EXHIBITS

Number Assigned In Regulation S-K, Item 601	Description of Exhibit

(3)(a)(i)	Articles of Incorporation of the Company as amended on May 30, 1995 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

(3)(a)(ii)	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4.2 to the Company's Form S-3 Registration Statement, File No. 333-14579).

(3)(b)	By-Laws as modified through October 27, 2009 (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K/A filed October 29, 2009).

4(a)
Loan Agreement dated October 27, 2009 for up to $20,000,000 in financing by Coachmen Industries, Inc. as borrower, payable to H.I.G. All American, LLC, an affiliate of H.I.G. Capital, LLC. on or before October 27, 2011 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed October 29, 2009).

4(b)
Amended and Restated Rights Agreement, dated as of October 23, 2009 and effective as of October 26, 2009, between Coachmen Industries, Inc. and Continental Stock Transfer & Trust as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed October 29, 2009)

4(c)
Senior Secured Revolving Note, dated October 27, 2009, for up to $10,000,000 in a revolving line of credit by Coachmen Industries, Inc. and several of its subsidiaries as Borrowers, payable to H.I.G. All American LLC, an affiliate of H.I.G. Capital, LLC, on or before October 27, 2011 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed October 29, 2009)

4(d)
 Secured Subordinated Convertible Tranche B Note, dated October 27, 2009, in the principal amount of $10,000,000 by Coachmen Industries, Inc. and several of its subsidiaries as Borrowers, payable to H.I.G. All American LLC, an affiliate of H.I.G. Capital, LLC, on or before October 27, 2011 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed October 29, 2009)

4(e)
Common Stock Purchase Warrant, dated October 27, 2009, for the purchase of 6,654.855 shares of Common Stock by Coachmen Industries, Inc. in favor of  H.I.G. All American LLC, an affiliate of H.I.G. Capital, LLC  (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K/A filed October 29, 2009)

4(f)
Registration Rights, dated October 27, 2009, by Coachmen Industries, Inc. and H.I.G. All American LLC, an affiliate of H.I.G. Capital, LLC  (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K/A filed October 29, 2009)

(10)(a)
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

10(f)
Director Indemnification Agreement, dated October 27, 2009, by and between Coachmen Industries, Inc., Matthew Sanford and Fabian de Armas (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed October 29, 2009

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.