Form 10-K
period 2009-12-31
COACHMEN INDUSTRIES INC
filed 2010-03-29
CIK 21212

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009.
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____.

Commission file number 1-7160

COACHMEN INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1101097
(State of incorporation or organization)	(IRS Employer Identification No.)

2831 Dexter Drive, Elkhart, Indiana 46514
(Current Address of principal executive offices) (Zip Code)

(574) 266-2500
(Registrant's current telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Without Par Value
(Title of each class)

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

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter) was $20.3 million (based upon the closing price on the New York Stock Exchange and that 95.6% of such shares are owned by non-affiliates).

As of February 28, 2010, 16,189,322 shares of the registrant's Common Stock were outstanding.

Documents Incorporated by Reference
Document	Parts of Form 10-K into which the Document is Incorporated
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2010	Part III

Part I

Item 1.                                Business

Coachmen Industries, Inc. (the "Company" or the "Registrant") was incorporated under the laws of the State of Indiana on December 31, 1964, as the successor to a proprietorship established earlier that year. All references to the Company include its wholly-owned subsidiaries and divisions. The Company is publicly held with stock quoted and traded on over-the-counter markets under the ticker symbol COHM.

The Company’s primary business segments are housing and specialty vehicles. The Housing Segment manufactures and distributes system-built modules for residential buildings. The Housing Group comprises one of the nation's largest and most recognized producers of system-built homes and residential structures through its All American Homes®, Mod-U-Kraf®, and All American Building Systems™ brands. The Specialty Vehicles Segment, through a joint venture with ARBOC Mobility,  manufactures a line of low floor ADA (Americans with Disabilities Act)-compliant buses under the Spirit of Mobility brand name.

On December 26, 2008, the Company completed the sale of substantially all of the assets of the Company’s RV Segment, consisting of its recreational vehicle manufacturing and sales business; therefore, these affected businesses are considered discontinued operations and have been reported as such in the accompanying financial statements.

During November 2009, the Company’s Board of Directors approved a name change from Coachmen Industries Inc. to All American Group.  While the name change must be put out to a shareholder vote pursuant to applicable corporate law, the Company intends to place a proposal seeking that approval on the ballot for its 2010 Annual Meeting, scheduled for April 29, 2010.  In the meantime, the Company has been operating under the assumed name, “All American Group”.

The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section of the Company's Internet website (http://www.allamericangroup.com) as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Housing Segment

Housing Segment Products

The Housing Segment consists of residential structures. The Company's housing subsidiaries (the All American Homes Group, All American Building Systems, LLC, and Mod-U-Kraf Homes, LLC) produce system-built modules for single-family residences, multi-family duplexes, apartments, condominiums, hotels and specialized structures for military use.

All American Homes® and Mod-U-Kraf Homes® design, manufacture and market system-built housing structures. All American Homes is one of the largest producers of system-built homes in the United States and has four operations strategically located in Colorado, Indiana, Iowa and North Carolina. Mod-U-Kraf operates from a plant in Virginia. The Company announced on March 10, 2009 the temporary curtailment of production at the North Carolina facility until backlogs warrant resuming production. Together these plants serve approximately 383 independent builders in 27 states. System-built homes are built to the same local building codes as site-built homes by skilled craftsmen in a factory environment unaffected by weather conditions during production. Production takes place on an assembly line, with components moving from workstation to workstation for framing, electrical, plumbing, drywall, roofing, and cabinet setting, among other operations. An average two-module home can be produced in just a few days. As nearly completed homes when they leave the plant, home modules are delivered to their final locations, typically in two to seven sections, and are crane set onto a waiting basement or crawl space foundation.

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

Due to transportation requirements, system-built structures are often built with more structural lumber than site-assembled structures. Faster construction times, as on-site and in-factory work proceed simultaneously, also allow our customers to occupy buildings much sooner when compared to site-built buildings.

Housing Segment Marketing

The Housing Group participates in the system-built or modular subset of the overall housing market. Housing is marketed directly to approximately 383 builders in 27 states who will sell, rent or lease the buildings to the end-user. The Housing Group regularly conducts builder meetings to review the latest in new design options and component upgrades. These meetings provide an opportunity for valuable builder input and suggestions at the planning stage. The system-built traditional homes business has historically been concentrated in the rural, scattered-lot markets in the geographic regions served. The Company has also launched initiatives to go direct in selected venues, with residential “home stores” offering turn-key houses to consumers. All American Home Stores are currently operating in Indiana, Ohio and Virginia.

 The Company has also successfully launched initiatives to supply product into additional markets, including various forms of single and multi-family residential products for more urban-suburban markets, group living facilities, military housing, motels/hotels and other residential structures. All American Building Systems is responsible for expanding sales into additional markets through channels outside the traditional builder/dealer network. Many of these markets are “large project” markets such as dormitories, military barracks and apartments that typically have a long incubation period, but can result in contracts of a substantial size. Major projects have become a core competency for the Company.

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

The overall strength of the economy and the availability and terms of financing used by builders, general contractors and end-users have a direct impact on the sales of the Housing Group. Consequently, increases in interest rates and the tightening of credit due to government action, economic conditions or other causes have adversely affected the Group's sales in the past and could do so in the future. The Housing Group continued to face a challenging housing market in 2009. The December figures on housing starts from the U.S. Census Bureau showed a 28.7% year-to-year decline in new single-family homes nationwide, following a 40.5% decline in 2008.

Systems-built homes are financed and mortgaged using the same criteria as “conventional construction” – sometimes with a construction loan pre-delivery. Builders often maintain relationships with local banking institutions. As a result of the tightening credit environment, during 2008 the Company entered into a joint venture with American Home Bank to create All American Choice Mortgage (“AACM”) to provide consumers with a one-stop financing source to obtain construction loan and permanent mortgage financing. There is no recourse to the Housing Group from any homes financed through AACM, and AACM provides a method for the Housing Group to offer incentives to the consumer.

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

The Housing Group competes for orders from its customers primarily on the basis of quality, design, timely delivery, engineering capability, reliability and price. The Company is particularly known for the superiority of its product within the modular segment. The Group believes that the principal basis on which it competes with on-site construction is the combination of: the timeliness of factory versus on-site construction, the cost of its products relative to on-site construction, the quality and appearance of its buildings, its ability to design and engineer buildings to meet unique customer requirements, green and sustainable building techniques, and reliability in terms of completion time. Manufacturing efficiencies, quantity purchasing and generally lower labor costs of factory construction, even with the added transportation expense, result in the cost of system-built buildings being equal to or lower than the cost of on-site construction of comparable quality. This process of manufacturing the building modules in a controlled environment, while the builder prepares the site, can significantly increase the quality of the end product and reduce the time to completion on a customer's project. However, competition has been especially fierce in the recession, with many competitors reducing margins in an attempt to salvage cash flow.

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

The Housing Segment is subject to the regulations promulgated by the Occupational Safety and Health Administration (“OSHA”). Our plants are periodically inspected by federal agencies concerned with health and safety in the work place.

We believe that our products and facilities comply in all material respects with applicable vehicle safety, environmental and OSHA regulations.

We do not believe that ongoing compliance with the regulations discussed above will have a material effect on our capital expenditures, earnings or competitive position.

Specialty Vehicle Segment

Specialty Vehicle Segment and Products

The Specialty Vehicle Segment currently consists of the manufacture of ADA compliant buses, although the Company intends to manufacture other specialty vehicles in the near future.  At December 31, 2009, this Segment consisted of All American Specialty Vehicles, LLC.

Through a joint venture with ARBOC Mobility, the Specialty Vehicle Segment currently manufactures a line of low floor ADA (Americans with Disabilities Act)-compliant buses under the Spirit of Mobility brand name. The buses are sold to ARBOC Mobility who in turn sells them to a network of 20 bus dealers covering the United States, with the exception of Missouri, and Canada.  The buses manufactured by the Company consist of small and mid-size products capable of seating 15 to 25 passengers. The products the Company manufactures are ideal for use as mass transit, airport shuttle and commercial ventures.

The Spirit of Mobility bus is a low-floor bus built on a conventional GM cutaway chassis. Our low-floor is a rear wheel drive bus without the use of an expensive dropbox. The manual wheelchair ramp allows for easy loading and unloading through the 39” clear door opening. The interior offers theater seating for better viewing for all riders. The patent pending Spirit of Mobility low-floor bus offers a full air-ride suspension with a standard kneeling feature that allows an entrance of less than 5” from the curb without deploying the ramp.

The bus production facility in Middlebury, Indiana produces buses on an assembly line basis. The vehicles are produced according to specific orders which are obtained through the joint venture and the network of approved dealers.

The chassis and some of the seating and other components used in the production of the buses are purchased in finished form.  The principal raw materials used in the manufacturing of our buses are fiberglass, steel, aluminum, plywood, and plastic. We purchase most of the raw materials and components from numerous suppliers, while the chassis is purchased from General Motors. We believe that, except for chassis, raw materials and components could be purchased from other sources, if necessary, with no material impact on our operations. While we do not expect the current condition of the U.S. economy and the auto industry, including the recent bankruptcy filings and reorganizations of General Motors, to have a significant impact on our supply of chassis going forward, if availability of the GM cutaway chassis is limited or interrupted for an extended period, this could have a material impact on the sales and earnings of the Specialty Vehicle Segment. The Company did experience production disruptions in 2009 because of interruption of the supply of chassis. Further, introduction of new products in the specialty vehicle field have been delayed in 2009 and 2010 due to the limited availability of chassis.

Specialty Vehicle Segment Marketing

Our joint venture partner, ARBOC Mobility, is responsible for the marketing of the Spirit of Mobility buses through a network of 20 independent dealers in the United States (except for Missouri) and Canada. AROBC Mobility has established minimum requirements for the independent dealers, including sales expectations. Terms of sale are typically cash on delivery.

Specialty Vehicle Segment Business Factors

Beginning on January 1, 2010 and continuing through December 31, 2010, the Company has the exclusive right to purchase the ownership interest of the other party to the joint venture (the ARBOC Group).  The valuation of each party’s ownership interest is  to be calculated using a discounted projected cash flow valuation agreed to by each party.  If no agreement is reached, then valuation experts will be utilized as specified in the joint venture agreement.

Effective January 1, 2011, the ARBOC Group has the right to sell their ownership interest to a third party, while the Company has a non-exclusive right to purchase their ownership interest and the right to match the offer of any third party that makes a bonafide offer to purchase the ownership interest of the ARBOC Group.

Specialty Vehicle Segment Competition and Regulation

The bus industry is highly competitive, and there are numerous competitors and potential competitors for small and mid-size buses, although none have the full complement of features that we offer. Initial capital requirements for entry into the manufacture of buses, particularly low-floor units, are moderate; however, the patent pending designs, codes, standards, testing and safety requirements should act as deterrents to potential competitors. Nonetheless, competitors have begun to reduce their prices in response to the introduction of the better featured ARBOC bus.

As 2009 represented our first full year of production of the Spirit of Mobility product line, market share statistics are not yet available for the units we produce. Our competitors offer lines of buses which compete with the Spirit of Mobility product. Price, quality and delivery are all key competitive factors, in addition to factors such as seating access, comfort and ease of use for passengers with disabilities, up time and maximum seat utilization.

As the manufacturer, the Specialty Vehicle Group is subject to the provisions of the National Traffic and Motor Vehicle Safety Act (“NTMVSA”) and the safety standards for buses and bus components which have been promulgated thereunder by the U.S. Department of Transportation. Because of sales in Canada, we are also governed by similar laws and regulations issued by the Canadian government.

State and Federal environmental laws also impact both the production and operation of the buses we manufacture. The Company has an Environmental Department dedicated to efforts to comply with applicable environmental regulations. To date, the Specialty Vehicle Segment has not experienced any material adverse effect from existing federal, state or local environmental regulations.  We rely upon certifications obtained by chassis manufacturers with respect to compliance by our vehicles with all applicable emission control standards.

Trademarks and Patents

ARBOC Mobility, LLC, has the exclusive license for certain patents necessary for the design and manufacture of the Spirit of Mobility products and has assigned its rights under the exclusive license to the Company to manufacture the products.  The Company has an exclusive long-term supply agreement with ARBOC Mobility to produce the products through December 2012.

The Company also has the exclusive right to use the licensed patents to make, use and sell other products (beyond buses) using the low floor technology until the expiration of all the applicable patents or the failure of the Company to maintain minimum royalty quotas.

General
(Applicable to all of the Company's principal markets)

Business Segments

The table below sets forth the composition of the Company's net sales from continuing operations for each of the last two years (dollar amounts in millions):

	2009		2008
	Amount	%	Amount	%
Housing	$47.1	77.7	$117.2	98.0

Specialty Vehicles	13.5	22.3	2.4	2.0

Total	$60.6	100.0	$119.6	100.0

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

Employees

At December 31, 2009, Coachmen employed 612 people, 172 of whom are salaried and involved in operations, engineering, purchasing, manufacturing, service and warranty, sales, distribution, marketing, human resources, accounting and administration. The Company provides group life, dental, vision services, hospitalization, and major medical plans under which the employee pays a portion of the cost. In addition, employees can participate in a 401(k) plan and a stock purchase plan. The Company considers its relations with employees to be good.

Research and Development

During 2009, the Company’s continuing operations spent approximately $1.4 million on research related to the development of new products and improvement of existing products. The amount spent in 2008 was approximately $2.2 million.

Item 1.A.                            Risk Factors

Not required as smaller reporting company.

Item 2.                                Properties

At December 31, 2009, the Company owns or leases 1,579,894 square feet of plant and office space, located on 392.9 acres, of which 1,287,156 square feet are used for manufacturing, 196,414 square feet are available for warehousing and distribution, and 96,324 square feet are offices. Included in these numbers are 129,753 square feet leased to others and 205,825 square feet available for sale or lease. The properties that are shown as available for sale or lease under the Housing Group are classified as real estate held for sale in the consolidated financial statements but the properties listed under Other as available for sale or lease is not classified as real estate held for sale in the consolidated financial statements as they do not meet the criteria for such classification according to generally accepted accounting principles. We believe that our present facilities, consisting primarily of steel clad, steel frame or wood frame construction and the machinery and equipment contained therein, are well maintained and in good condition.

The following table indicates the location, number and size of our properties by segment as of December 31, 2009:

Location	Acreage	No. of Buildings	Building Area (Sq. Ft.)

Properties Owned and Used by Registrant:
Housing Group
Milliken, Colorado	23.0	1	151,675
Decatur, Indiana	40.0	2	215,995
Dyersville, Iowa	20.0	1	168,277
Rutherfordton, North Carolina *	36.8	1	169,177
Rocky Mount, Virginia	44.7	6	137,693
Subtotal	164.5	11	842,817

Specialty Vehicles
Middlebury, Indiana	13.5	1	111,962
Subtotal	13.5	1	111,962
Other
Elkhart, Indiana	16.2	3	53,841
Fitzgerald, Georgia	12.6	2	103,600
Middlebury, Indiana	1.3	2	4,800
Subtotal	30.1	7	162,241
Total owned and used	208.10	19	1,117,020

Properties Leased by Registrant:
Other
Chino, California	4.7	3	84,296
Elkhart, Indiana	2.8	1	43,000
Total leased	7.5	4	127,296

Properties Owned by Registrant and Available for Sale or Lease:
Housing Group
Decatur, Indiana	3.3	2	86,310
Zanesville, Ohio	23.0	2	129,753
Subtotal	26.3	4	216,063
Other
Crooksville, Ohio	10.0	2	39,310
Elkhart, Indiana	6.1	2	80,205
Pigeon Forge, Tennessee	2.1	0	0
Middlebury, Indiana	132.8	0	0
Subtotal	151	4	119,515
Total owned and available for sale or lease	177.3	8	335,578

Total Company	392.9	31	1,579,894

 *The Company announced on March 10, 2009 the temporary curtailment of production at the North Carolina facility until backlogs warrant resuming production.

Item 3.                                Legal Proceedings

In February 2009, the Company received a favorable verdict against Crane Composites, Inc. f/k/a Kemlite for breach of contract and multiple warranty claims arising from the sale of defective sidewall material to Coachmen Industries, Inc. and subsidiaries. All of the counts alleged in the original complaint were found in favor of the Company. On April 17, 2009, the Company entered into a settlement agreement with Crane Composites, Inc., f/k/a Kemlite, with respect to this verdict rendered in favor of the Company and its subsidiaries, on the liability portion of this lawsuit.  Pursuant to the terms of the settlement, Crane Composites paid the Company a total of $17.75 million in three installments, with the first installment of $10 million paid on May 8, 2009, the second installment of $3.875 million on June 1, 2009 and the final installment of $3.875 million on July 1, 2009.

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

The following table sets forth the executive officers of the Company, as of December 31, 2009:

Name	Position

Richard M. Lavers	President and Chief Executive Officer

Colleen A. Zuhl	Chief Financial Officer

Rick J. Bedell	President, CBI dba Coachmen Housing Group

Leslie G. Thimlar	Vice President, Human Resources

W. Todd Woelfer	General Counsel

Richard M. Lavers (age 62) was named Chief Executive Officer of the Company in August 2006. He was elected to the Board in April 2007, and made President that same year. In 2005, he was first named Chief Administrative Officer and later Chief Financial Officer of the Company. Mr. Lavers assumed the position of Executive Vice President of the Company in May 2000 and served as General Counsel and Secretary of the Company from March 1999. He joined the Company in October 1997 as General Counsel. From 1994 through 1997, Mr. Lavers was Vice President, Secretary and General Counsel of RMT, Inc. and Heartland Environmental Holding Company. Mr. Lavers earned both his B.A. degree and his J.D. degree from the University of Michigan.

Colleen A. Zuhl (age 43) assumed the position of Chief Financial Officer in August 2006 and had previously served as the Company’s Vice President and Controller since joining the Company in April 2004. In December 2005, Mrs. Zuhl also assumed the duties of Chief Accounting Officer for the Company. From 1988 to 2004, Mrs. Zuhl was employed by Ernst & Young, LLP, most recently as a Senior Audit Manager. Mrs. Zuhl earned a B.S. degree from Hillsdale College.

Rick J. Bedell (age 57) rejoined the Company as the President of Consolidated Building Industries, LLC, dba The Coachmen Housing Group. Mr. Bedell was formerly the President of Miller Building Systems and served on its Board of Directors for four years. Prior to that, he was Executive Vice President/COO, while Miller was a publicly held company, with overall responsibility for sales, engineering, and plant operations since 1998. Prior to his promotion to Executive Vice President, Mr. Bedell served as Vice President of Operations in Miller’s Kansas facility from 1996 to 1998 and also in the California Division from 1989 to 1996. Before joining Miller Building Systems in 1989, Mr. Bedell’s career in the modular construction industry began in 1978, with PBS Building Systems followed by Modulaire Industries in capacities including field project management, sales management, and general management.

Leslie G. Thimlar (age 54) was appointed Vice President, Human Resources for Coachmen Industries in 2001. Prior to that, he was Assistant Vice President, Human Resources from 1996 through 2001 with responsibility for corporate human resource functions. From 1986 until 1996, Mr. Thimlar served as Vice President, Human Resources for Ancilla Health Care. He received his B.S. and M.P.A. degrees from Indiana University.

W. Todd Woelfer (age 42) was appointed General Counsel in May of 2007. Mr. Woelfer practices law as a partner at the firm of May Oberfell Lorber where he focuses on the representation of corporate clients, including Coachmen Industries. Mr. Woelfer earned both his B.S. in Business Administration and his J.D. degrees from Valparaiso University.

Part II

Item 5.                                Market for Registrant's Common Equity and Related Stockholder Matters

The following table discloses the high and low sales prices for Coachmen's common stock during the past two years, along with information on dividends declared per share during the same periods.  For the period April 9, 2009 through December 31, 2009, the Company’s stock was quoted and traded on over-the-counter markets under the ticker symbol COHM.  For the period January 1, 2008 through April 8, 2009, the Company’s stock was listed on the New York Stock Exchange under the ticker symbol COA.

	High & Low Sales Prices		Dividends Declared
	2009	2008	2009	2008

1st Quarter	$2.03 - 0.52	$6.01 - 2.75	$-	$-

2nd Quarter	1.45 - 0.25	3.78 - 2.11	-	-

3rd Quarter	1.55 - 1.02	2.64 - 1.65	-	-

4th Quarter	$1.55 - 1.00	$2.53 - 0.48	$-	$-

Holders of Record

The Company's common stock is currently traded on over-the-counter markets: stock symbol COHM. The number of shareholders of record as of January 31, 2010 was 1,769.

Market for the Company’s Common Stock

During April 2009, the Company received written notice from NYSE Regulation, Inc. that trading of the Company’s common stock on the New York Stock Exchange (“NYSE”) would be suspended before the NYSE opened on April 9, 2009 because it did not maintain an average global market capitalization of at least $15.0 million over a consecutive 30 trading day period.

As a result of the suspension by NYSE, since April 9, 2009 the Company’s stock has been quoted and traded on over-the-counter markets under the ticker symbol COHM.

Dividends

Future payment of dividends are prohibited under the Company’s convertible debt agreement.

Other Matters

See Note 9 Common Stock Matters and Earnings Per Share.

See Item 10 for the Equity Compensation Table.

The Company repurchased 24,914 shares of its stock during the first quarter of the fiscal year ended December 31, 2009.

The Company repurchased 30,815 shares of its stock during the fourth quarter of the fiscal year ended December 31, 2008.

Item 6.                                Selected Financial Data

Not required as smaller reporting company.

Item 7.                                Management's Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

This MD&A should be read in conjunction with the accompanying consolidated financial statements which have been prepared assuming that we will continue as a going concern, which is management’s intention.  Note 2 of the Notes to the Consolidated Financial Statements discuss management’s viability plans.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In order to supplement the Company’s single-family residential housing business, the Housing Segment continues to pursue opportunities for larger projects in multi-family residential and commercial markets. The results of the Company’s All American Building Systems (AABS) major projects efforts significantly contributed to revenues and earnings in 2008 and 2009, primarily through the production of military barracks. In 2008, AABS provided military housing at Ft. Carson in Colorado. This project resulted in revenues of over $40 million during 2008. During 2009, the Company provided military housing to Ft. Bliss, Texas which provided over $10.0 million in 2009 revenues.

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

In accordance with generally accepted accounting principles, the recreational vehicle operations qualified as a separate component of the Company’s business and as a result, the operating results of the recreational vehicle business have been accounted for as a discontinued operation. Financial results for all periods presented have been adjusted to reflect this business as a discontinued operation. Net sales of the recreational vehicle business for the year ended December 31, 2008 was $212.3 million, and the pre-tax (loss) for the year ended December 31, 2008 was $(50.3) million.

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

Housing Segment

The Housing Group continued to face a challenging housing market in 2009. The December figures on housing starts from the U.S. Census Bureau showed a 28.7% year-to-year decline in new single-family homes nationwide, following a 40.5% decline in 2008.

In the backdrop of such a difficult market, the Housing Group has seen weakness in its core Midwestern markets, as well as in the Southeast and Middle Atlantic regions, negatively impacting the Group’s operations in Indiana, Iowa, North Carolina and Virginia. All of the Group’s markets have experienced lower sales volumes, sharp discounts, larger incentives, and increased levels of new home inventories. As the downward pressure on new home sales persists, the Group will likely see the more aggressive discounts and incentives by home builders continue. To mitigate these conditions, management is placing more emphasis on providing value to builders and consumers through the Group’s products. Driven by consumer interest and increasing energy costs, the housing industry is recognizing the increasing need for energy efficiency and the use of sustainable materials in the construction of new homes. The Company has taken a leadership position in this market transformation with the introduction of the “Green Catalog” and the Solar Village® product line. All American has also made green affordable by offering a free Energy Savers Package on new homes.  This promotion launched in July 2009 and helped to save consumers up to 40% on their utility costs.

The Group is working with design/build architectural firms that specialize in sustainable, innovative, high-quality modular architecture. Off-site modular technology is a means to create beautiful, eco-friendly homes and buildings. The Group’s initiative in energy efficiency and sustainable construction resulted in the mkSolaire® home which is prominently displayed in the “Smart Home: Green & Wired” exhibit at the Museum of Science and Industry in Chicago. The Group was also selected by the U.S. Department of Energy to build the Living Zero Home.  This traveling home received national exposure and featured all of the latest green and energy efficient features.  These endeavors have put modular construction in a new light for the general public and fit well with our commitment to sustainable construction. Management’s overriding goal with these actions is to provide the Group’s builders with the products and tools they need to best meet the challenges of their markets.

Management continued to work to mitigate the Group’s dependence on traditional scattered-lot single-family housing markets by increasing the expansion into multi-family residential structures through All American Building Systems, or AABS. Many of these multi-family structures markets are “large project” markets such as dormitories, military barracks and apartments that typically have a long incubation period, but generally result in a significant contract. In 2008, the Company provided modules for barracks construction at Fort Carson in Colorado, while in 2009, the Company provided barracks for Ft. Bliss, Texas. AABS continues to pursue military opportunities with our partners, and AABS expects to make proposals for additional military housing contracts. The Company has delivered homes to the Gulf Coast region and our major projects sales group continues to pursue additional opportunities in the Gulf region. The Group has also targeted other “large projects” such as dormitories, condominiums and apartment complexes, and has secured several dormitory or apartment complex projects at the beginning of 2010.

Overall, both 2008 and 2009 were difficult years for the housing industry, but management has taken aggressive steps to reduce operating costs despite the challenging economic conditions. Management is also aggressively seeking new ways to strengthen the Group’s traditional markets while pursuing growth in new areas.

Specialty Vehicles

Through a joint venture with ARBOC Mobility, Coachmen Motor Works manufactures a line of low floor ADA compliant buses under the Spirit of Mobility brand name. This line of buses incorporates patent pending technologies provided by ARBOC Mobility. The vehicles are specially designed with a low-floor, “kneeling” air suspension chassis and ramp system. This product line represents a value breakthrough in low-floor bus technology, providing premium accessibility features at a cost that is less than competing low floor products, while fully endorsing the spirit of the Americans with Disabilities Act. These features allow easy access for all passengers, including those in wheel chairs, to enter and exit through the same entrance, without the need for a complex lift system. The easy access features also make it ideal for passengers pulling luggage or pushing children in strollers. These accessible transit and shuttle buses are designed for use by municipalities or in airports, hotels, retirement communities, assisted living centers, resorts and other venues where short haul transportation and accessibility are required.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Consolidated Statements of Operations and the percentage change in the dollar amount of each such item from that in the indicated previous year (in thousands):

		Percentage		Percentage	Percentage
		of		of	Change
	2009	Net Sales	2008	Net Sales	2009 to 2008
Net sales:
Housing	$47,130	77.7%	$117,191	98.0%	(59.8)%
Specialty Vehicles	13,493	22.3	2,406	2.0	460.8
	60,623	100.0	119,596	100.0	49.3

Gross profit (loss):
Housing	(1,275)	(2.1)	18,014	15.0	(107.0)
Specialty Vehicles	310	0.5	(635)	(0.5)	148.8
Other	(71)	(0.1)	-	-	n/m
	(1,036)	(1.7)	17,379	14.5	(106.0)

Operating expenses:
Selling	3,633	6.0	7,077	5.9	(48.7)
General and administrative	11,155	18.4	13,018	10.9	(14.3)
Impairments	-	-	18,605	15.6	n/m
Gain on sale of assets, net	(67)	(.1)	(44)	(0.1)	(52.3)
	14,721	24.3	38,656	32.3	(61.9)

Nonoperating (income) expense	4,826	8.0	(1,059)	(0.9)	(555.7)

Loss from continuing operations before income taxes	(20,583)	(34.0)	(20,218)	(16.9)	(1.8)
Tax expense (credit)	(346)	(0.6)	(1,539)	(1.3)	(77.5)
Loss from continuing operations	(20,237)	(33.4)	(18,679)	(15.6)	(8.3)

Discontinued operations:
Income (loss) from operations of discontinued entities (net of taxes)	597	1.0	(40,884)	(34.2)	101.5
Loss on sale of discontinued RV assets (net of taxes)	-	-	(9,439)	(7.9)	100.0
Income from legal settlement (net of taxes)	14,910	24.6	-	-	n/m
Income (loss) from discontinued operations	15,507	25.6	(50,323)	(42.1)	130.8

Net loss	$(4,730)	(7.8)%	$(69,002)	(57.7)%	93.1%

n/m - not meaningful

Note: The Results of Operations above have been restated to reflect discontinued operations and should be read in conjunction with Note 12, Restructuring Charges and Discontinued Operations, of the Notes to the Consolidated Financial Statements appearing in this report.

The following table presents key items impacting the results of operations for the periods presented (in thousands):

	2009	2008
(Gain) loss on sale of assets:
Continuing operations:
Other	$(67)	$(44)
Total	(67)	(44)

Discontinued operations (see Note 12):
RV Group	-	9,439
Total		9,439

Total (gain) loss on sale of assets	$(67)	$9,395

Impairments:
Real property	$-	$984
Note receivable / investments	-	4,628
Goodwill impairment charge	-	12,993
Total impairments	$-	$18,605

Legal settlements/expense recoveries – (income)
Continuing operations:
Legal expense recoveries (see Note 13)	$-	$(2,364)

Discontinued operations:
RV Group (see Note 12)	(14,910)	-

Total legal settlements/expense recoveries	$(14,910)	$(2,364)

Comparison of  2009 to 2008

NET SALES

Consolidated net sales from continuing operations decreased $59.0 million or 49.3% to $60.6 million in 2009 from $119.6 million in 2008. The Housing Segment had a net sales decrease in 2009 of $70.1 million, or 59.8%. The Segment’s results were impacted by the rapidly deepening recession and continuing weakness in its core Midwest, Southeast and Middle Atlantic housing markets. The most recent statistics on new home sales from the U.S. Census Bureau showed a 28.7% year-to-year decline in new single-family homes nationwide, a 25.6% decline in year over year comparison in the Midwest region, and a 28.5% decline in the South. This is consistent with the challenges faced by the Housing Group operations in Indiana, Iowa, North Carolina, Colorado and Virginia throughout 2009. The challenges created by the on going housing recession were partially mitigated by successful major projects multi-family living unit revenue, including apartments and town homes, motels, and military contracts.

GROSS PROFIT (LOSS)

Gross profit (loss) from continuing operations was ($1.0) million, or less than 0.1% of net sales, in 2009, compared to $17.4 million, or 14.5% of net sales, in 2008. Gross profit declined in 2009 as a result of decreased operating capacity at certain plants.

OPERATING EXPENSES

Operating expenses for continuing operations, consisting of selling and general and administrative expenses, were $14.8 million and $20.1 million, or as a percentage of net sales, 24.4% and 16.8% for 2009 and 2008. Selling expenses for 2009 were $3.6 million, or 6.0% of net sales, a 0.1 percentage point increase from the $7.1 million, or 5.9% of net sales, experienced in 2008. The $3.4 million decrease in selling expense was primarily the result of reductions in payroll and travel related expenses of $1.4 million as a result of headcount reductions and the overall lower revenues plus $1.8 million of reductions in sales promotion expenses. General and administrative expenses were $11.2 million in 2009, or 18.4% of net sales, compared with $13.0 million, or 10.9% of net sales, in 2008. The decrease of $1.9 million in general and administrative expenses was a result of a $3.5 million reduction in payroll and related fringe benefits offset by a $2.1 million increase in professional service expenses.  In 2008, the Company realized $2.4 million of legal settlements and insurance recoveries which artificially lowered general and administrative costs and professional service costs in particular.

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

At January 1, 2008, the Company had $13.0 million of goodwill, all attributable to the Housing reporting unit. The Company conducted its annual goodwill impairment test as required by generally accepted accounting principles, during the fourth quarter of 2008 and the results indicated that the goodwill was fully impaired. Accordingly, the Company recorded a non-cash goodwill impairment charge of $13.0 million in the quarter ended December 31, 2008.

GAIN ON THE SALE OF ASSETS, NET

For both the years ended December 31, 2009 and 2008, the gain on the sale of assets was approximately $0.1 million. Assets are continually analyzed and every effort is made to sell or dispose of properties that are determined to be excess or unproductive.

OPERATING LOSS

Operating loss from continuing operations in 2009 of $15.7 million decreased $5.6 million compared with the operating loss of $21.3 million in 2008. This decrease is a result of impairment charges of $18.6 million incurred in 2008, not being incurred in 2009, plus the decrease of $5.3 million in operating expenses in 2009 offset by an $18.3 million decrease in gross profits in 2009.

INTEREST EXPENSE

Interest expense from continuing operations for 2009 and 2008 was $7.3 million and $1.6 million, respectively. Interest expense increased significantly due to the HIG convertible debt transaction (see Note 7 of Notes to Consolidated Financial Statements).  This transaction resulted in $3.8 million in non-cash interest expense.  This included the difference between the deferred debt discount of $10.0 million and the fair value of the warrants and the beneficial conversion feature of $13.0 million, which resulted in $3.0 million being recorded as a non-cash interest expense, as well as the amortization of debt discount on the convertible notes which amounted to $0.8 million for the year ended December 31, 2009. Additionally, the higher amount of average outstanding balances of short-term borrowings including the borrowings on the cash surrender value of company-owned life insurance policies incurred by the Company. During 2009, the Company continued to borrow against the cash surrender value of its investment in life insurance contracts until the majority of the policies were surrendered in October 2009.

INVESTMENT INCOME

Investment income from continuing operations for 2009 and 2008 was $1.4 million and $1.1 million, respectively. Investment income is principally attributable to earnings of the life insurance policies held (see Note 1 of Notes to Consolidated Financial Statements).

PRE-TAX LOSS

Pre-tax loss from continuing operations for 2009 was $20.6 million compared with a pre-tax loss of $20.2 million for 2008.

INCOME TAXES

The provision for income taxes related to continuing operations was a credit of $0.3 million for 2009 and a credit of $1.5 million for 2008. Given the losses incurred by the Company over the recent years, a non-cash charge from continuing operations of $0.8 million and $5.4 million was recorded to establish a valuation allowance for the full value of its deferred tax assets as of December 31, 2009 and December 31, 2008, respectively (see Note 11 of Notes to Consolidated Financial Statements).

DISCONTINUED OPERATIONS

On December 26, 2008, the Company completed the sale of substantially all of the assets of the Company’s RV Segment, consisting of its recreational vehicle manufacturing and sales business, to Forest River, Inc. The closing consideration paid was approximately $40.6 million. Of the closing consideration, approximately $11.5 million was paid into two escrow accounts and is subject to reduction for indemnification and certain other claims including warranty. Of the $11.5 million escrow total, $10.0 million was paid into an indemnity escrow account and $1.5 million was paid into an accounts receivable escrow account. The $1.5 million accounts receivable escrow account is included in cash and cash equivalents on the 2008 consolidated balance sheet as it is scheduled to be payable and was paid to the Company within forty-five days of the sale closing. The $10.0 million indemnity escrow account, which is subject to reduction for warranty and other claims, is included in long-term restricted cash at December 31, 2008. The balance remaining in the indemnity escrow account will be payable to the Company two years after the sale closing, subject to pending claims, if any. Interim distributions from the indemnity escrow account to the Company are possible according to a predetermined formula at nine months and eighteen months after the sale date. Proceeds were applied in accordance with the terms of the purchase agreement and were reduced by $1.9 million to settle a contingent liability of approximately $11.0 million related to the Registrant’s bailment chassis pool with Ford Motor Company and by $2.0 million to purchase the required 5-year term of tail insurance. The net proceeds after the escrow, contingent liability settlement, purchase of insurance and closing costs were approximately $25.2 million. This transaction resulted in a pre-tax (loss) of $(7.9) million and $(0.9) million on the sale of inventory and fixed assets, respectively.

In accordance with generally accepted accounting principles, the recreational vehicle operations qualified as a separate component of the Company’s business and as a result, the operating results of the recreational vehicle business have been accounted for as a discontinued operation. Financial results for all periods presented have been adjusted to reflect this business as a discontinued operation. Net sales of the recreational vehicle business for the year ended December 31, 2008 was $212.3 million, and the pre-tax (loss) for the year ended December 31, 2008 was $(50.3) million.

The 2008 pre-tax loss of the discontinued recreational vehicle business was due to the downturn in the economy and the RV market, as the Company’s RV sales declined 42% in 2008 compared to 2007, resulting in reduced operating leverage despite numerous cost cutting and manufacturing consolidation efforts. The pre-tax loss on the sale of the recreational vehicle business assets of ($8.8) million also contributed to the increased loss.

NET LOSS

Net loss from continuing operations for the year ended December 31, 2009 was $(20.2) million (a loss of $1.26 per diluted share) compared to net loss from continuing operations of $(18.7) million (a loss of $1.18 per diluted share) for 2008. Net loss for the year ended December 31, 2009 was $(4.7) million (a loss of $0.29 per diluted share) compared to net loss of $(69.0) million (a loss of $4.37 per diluted share) for 2008.

Liquidity and Capital Resources

The Company generally relies on funds from operations and availability from various lines of credit as its primary sources of working capital and liquidity. Previously, the Company had maintained a $55.0 million line of credit to meet its seasonal working capital needs (see Note 6 of Notes to Consolidated Financial Statements). At December 31, 2008 this bank line of credit had been fully paid and was terminated by Bank of America except for outstanding letters of credit totaling $7.5 million that were fully backed by cash collateral which is reflected as restricted cash on the consolidated balance sheet. The combination of the new cash collateral requirements and the absence of any bank line severely constricted the Company’s capital resources in 2009. As of December 31, 2008, $47.0 million had been borrowed against the cash surrender value of Company-owned life insurance contracts. The Company has paid the premiums on these contracts in 2008 with borrowings against the cash surrender value of the contracts. As of December 31, 2008, the cash surrender value of life insurance was approximately $51.7 million, with $47.0 million borrowed, resulting in a cash surrender value net of loans of $4.7 million.  During 2009 the Company determined it to be most advantageous to surrender the majority of Company-owned life insurance policies effective October 2009.  As a result, the Company received the cash surrender value of the policies redeemed, and eliminated the related borrowings, associated interest expense and future premium obligations on the policies.  Cash of $2.7 million was received related to the surrendered policies in the fourth quarter of 2009.  At December 31, 2009 the carrying amount of the remaining life insurance policies, which equaled their fair value, was $0.5 million ($6.0 million less $5.5 million of policy loans).

On April 9, 2009, Coachmen Industries, Inc. and Lake City Bank entered into an agreement for a $2 million three-year note in exchange for cash loaned to the Company by Lake City Bank.  The note is fully collateralized by certain properties, bears interest at the rate of 6.250% per annum, and has a maturity date of April 9, 2012.  At December 31, 2009, the amount outstanding was approximately $1.9 million.

 On April 9, 2009, Coachmen Industries, Inc. gave a promissory note to Lake City Bank in connection with the bank’s provision of a $0.5 million working capital line of credit.  The note is fully collateralized by certain properties, and borrowings against this line will bear interest at a variable rate, with a minimum interest rate of 5% per annum.  This line of credit has a maturity date of March 31, 2012.  At December 31, 2009, there were no borrowings against this line of credit.

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

Both the Warrant and the Tranche B Note contain anti-dilution protection to the lender. In addition, the Tranche B Note has a price protection feature that reduces the conversion price if the 90-day average price of the Company’s common stock falls below $0.979 at any time prior to April 27, 2010. The conversion price of the Tranche B Note is also subject to reduction if the Company defaults on certain of its financial covenants contained in the Loan Agreement.

The Company recorded a debt discount on the convertible notes for the full $10.0 million due to the issuance of the Common Stock Purchase Warrants, as well as the existence of a beneficial conversion feature.  The fair value of the warrants and the beneficial conversion feature were determined to be $7.6 million and $5.4 million, respectively, and the resulting $13.0 million has been recorded as a long-term liability on the Consolidated Balance Sheet.  The Company recorded a debt discount on the convertible notes for the full $10.0 million due to the issuance of the warrants and beneficial conversion feature whose fair value exceeded the value of the debt. The difference between the deferred debt discount of $10.0 million and the fair value of the warrants and the beneficial conversion feature of $13.0 million resulted in $3.0 million being recorded as a non-cash interest expense.  Future changes in the fair value of the warrants and the beneficial conversion feature will result in additional adjustments to this liability and non-cash interest expense in future periods. The amortization of the $10.0 million in debt discounts will be reported as an increase in long-term debt and additional interest expense over the two-year term of the loan agreement.  Amortization of debt discount on the convertible notes amounted to $0.8 million for the year ended December 31, 2009. The remaining unamortized discount was $9.2 million at December 31, 2009.

On March 11, 2010, the Company learned that HIG All American, LLC (HIG), its lender, and the Company had differing interpretations of the definition of EBITDA for purposes of covenant calculations under the HIG All American Credit Agreement.  HIG views the Company's calculations prior to February of 2010 to have been erroneous and believes the Company breached its financial covenants in December of 2009. The Company disagrees. On March 25, 2010, the Company and HIG agreed to a term sheet whereby HIG agreed to waive the covenants for December 2009. The term sheet is subject to final documentation as an amendment to the Credit agreement. If the Company and HIG are unable to finalize the amendment, HIG would have the rights accorded to them under the terms of the loan agreement which include, among other rights, the right to declare the Company in default of the agreement and demand repayment of the $10 million note.

Subsequent to year-end, the Company failed to meet certain financial covenants of the HIG All American Credit Agreement. HIG did not declare the Company to be in default of any covenant and on March 25, 2010, the Company and HIG reached agreement (subject to final documentation) on revised covenants and other modifications, including the issue of additional warrants to HIG, to the credit agreement. As a result of the modifications, the Company will only have partial access to the $10 million revolving line of credit, for specified purposes, until the Company is in compliance with the original financial covenants of the loan agreement.

During 2009 operations used cash of $22.5 million as a result of reductions in accounts payable, accrued expenses and other liabilities.  Of the $22.5 million used in 2009, $13.9 million was used to satisfy liabilities from the discontinued recreational vehicle business. During 2008 operations used cash of $9.6 million as reductions in inventories due to the sale of the assets of the RV Group were offset by the net loss and reductions in accounts payable, accrued expenses and other liabilities.

Investing activities provided cash of $7.7 million in 2009, and $15.7 million in 2008.  In 2009, proceeds from death benefits and the surrender of life insurance policies provided $3.5 million while the release of restricted cash provided $4.3 million. In 2008 proceeds from sales of properties and assets of the recreational vehicle business provided cash of $25.6 million, offset by purchases of property and equipment and restricted cash held as collateral for letters of credit.

In 2009, financing activities provided cash flows of $5.4 million. During 2009, the Company entered into new debt arrangements with a bank and entered a convertible debt agreement with a third party.  In connection with the convertible debt agreement, the Company paid off certain other long-term debt arrangements totaling $2.9 million.  In 2008, financing activities provided cash flows of $8.1 million. Payments to pay off the line of credit were offset by borrowings against the cash value of life insurance policies.   For a more detailed analysis of the Company's cash flows for each of the last two years, see the Consolidated Statements of Cash Flows.

The Company's cash and cash equivalents at December 31, 2009 were $6.4 million or a decrease of $9.4 million from the $15.7 million in 2008.  As of December 31, 2009, the Company has $500,000 in availability under a line of credit with a bank.  In addition, the Company has $10 million of availability under the line of credit portion of the convertible debt agreement subject to the conditional availability of these funds. The Company anticipates that available funds, together with anticipated cash flows generated from future operations will be sufficient to fund future planned capital expenditures and other operating cash requirements through the end of 2010.

Any downturn in the U.S. economy, the failure of the economy to recover from the recession, a decline in consumer confidence and other factors may adversely impact the housing industries. This may have a negative impact on the Company's sales and also increases the Company's risk of loss under repurchase agreements with lenders to the Company's independent builders (see Note 13 of Notes to Consolidated Financial Statements). Increases in interest rates could also adversely affect the sale of single-family homes.

In 2009, working capital increased $26.8 million, to $31.5 million from $4.7 million. The $1.0 million increase in current assets at December 31, 2009 versus December 31, 2008 was primarily due to increases in current restricted cash balances, trade receivables, inventories and assets held for sale offset by the decrease in cash. Current liabilities at December 31, 2009 were $25.8 million lower than at December 31, 2008, primarily due to the decrease in accounts payable, and accrued expenses and other liabilities (see Note 8 of Notes to Consolidated Financial Statements) as well as the payment of RV floorplan notes payable.

The Company anticipates capital expenditures in 2010 of less than $2.0 million. The planned capital expenditures for 2010 will be for purchase or replacement of machinery and equipment and transportation equipment to be used in the ordinary course of business. The Company plans to finance these expenditures with funds generated from operating cash flows.

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

Long-Lived Assets - Long-lived assets held and used by the Company, including property, plant and equipment and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable (see Note 12 of Notes to Consolidated Financial Statements for impairments recorded in 2008, including impairments of intangible assets).

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Goodwill assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually in accordance with FASB generally accepted accounting principles. The Company reviews the carrying amounts of goodwill assets annually by segment to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon a discounted cash flow analysis, such assets are reduced by the estimated shortfall of fair value to recorded value. At January 1, 2008, the Company had $13.0 million of goodwill, all attributable to the Housing reporting unit. The Company conducted its annual goodwill impairment test as required by SFAS No. 142, during the fourth quarter of 2008 and the results indicated that the goodwill was impaired. Accordingly, the Company recorded a non-cash goodwill impairment charge of $13.0 million in the quarter ended December 31, 2008. The goodwill impairment charges in 2008 were recorded at the corporate level because this goodwill was carried at that level. The Company had no remaining goodwill as of December 31, 2008 or 2009.
Revenue Recognition - For the Housing Segment, the shipping terms are either FOB shipping point or FOB destination. For traditional home sales, shipping terms are generally FOB destination and title and risk of ownership are generally transferred when the Company completes installation of the product. For traditional home sales with FOB destination shipping terms, the Company generally recognizes the revenue at the time delivery and installation are completed. Revenue from final set-up procedures, which are perfunctory, is deferred and recognized when such set-up procedures are completed. Major project shipping terms are usually detailed in the contract, and title and risk of ownership are transferred per the contract. In the case of these major projects, the Company recognizes the revenue when title and risk of ownership are transferred according to the terms of the contract.

For the Specialty Vehicle Segment, the shipping terms are FOB shipping point and title and risk of ownership are transferred to the joint venture or independent dealers at that time. Accordingly, sales are recognized as revenue at the time the products are shipped.

Warranty Reserves - The Company provides customers of its products with a warranty covering defects in material or workmanship for periods generally ranging from one to two years in length and up to ten years on certain structural components. The Company records a liability based on its estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. General warranty reserves are estimated based upon past warranty claims and unit sales history and adjusted as required to reflect actual costs incurred, as information becomes available. Specific warranty reserves are based on specific identified issues with the amounts accrued based on the estimated cost to correct the problem. While the Company believes this method to be consistent and appropriate, changes in estimates could materially affect the Company’s recorded liability for loss. Warranty expense from continuing operations totaled $1.9 million and $3.7 million in 2009 and 2008, respectively. Accrued liabilities for warranty expense at December 31, 2009 and 2008 were $4.2 million and $9.7 million, respectively. The Company has retained the liability for the warranty on the recreational vehicles it sold prior to the asset sale of the recreational vehicle business, and the warranty payments are to be paid from the escrow account established as a result of the asset sale.

Litigation and Insurance Reserves - At December 31, 2009 the Company had reserves for certain other loss exposures, such as product liability, workers compensation and group health insurance ($3.1 million) and litigation ($0.1 million) (see Note 13 of Notes to Consolidated Financial Statements). The Company's litigation reserve is determined based on an individual case evaluation process and generally accepted accounting principles. The Company is self-insured for a portion of its product liability, workers compensation and certain other liability exposures. Depending on the nature of the claim and the date of occurrence, the Company's maximum exposure ranges from $250,000 to $500,000 per claim. The Company accrues an estimated liability based on historical losses, insurance coverage and the amount of outstanding claims. Management believes the liability recorded (see Note 8 of Notes to Consolidated Financial Statements) is adequate to cover the Company's self-insured risk. The Company's estimated loss reserves for product liability and workers compensation are determined using loss triangles established by the Company's management reflecting historical claims incurred by the Company. While the Company believes this method to be consistent and appropriate, changes in estimates based on historical trends could materially affect the Company's recorded liabilities for loss.

Income Taxes - Deferred tax assets and liabilities are established for the expected future tax consequences of events that have been included in the financial statements or tax returns using enacted tax rates in effect for the years in which the differences are expected to reverse and are subject to ongoing assessment of realizability. Deferred income tax expense (benefit) represents the change in net deferred tax assets and liabilities during the year. Deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carry forwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Primarily due to the Company’s losses from continuing operations over recent years, noncash charges from continuing operations of $0.8 million and $5.4 million were recorded as a valuation allowance for the full value of its deferred tax assets as of December 31, 2009 and 2008, respectively. Depending on future operating results it is possible the valuation allowance could be reversed which would increase deferred tax assets and the Company’s income tax benefit.

New and Pending Accounting Policies

(See Recent Accounting Pronouncements in Note 1 of Notes to Consolidated Financial Statements.)

Forward-Looking Statements

This Form 10-K Report contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management’s expectations and beliefs concerning future events. Forward-looking statements are subject to risks and uncertainties, and are dependent on various factors, many of which are outside the control of the Company. These uncertainties and other factors include, but are not limited to:

•	liquidity;
•	the ability of the management team to achieve desired results;
•	interest rates, which affect the affordability of the Company's products;
•	consumer confidence and the availability of consumer credit;
•	the availability and related costs of working capital and financing to the Company;
•	uncertainties regarding the length and depth of the recession and timing and speed of recovery in the housing market;
•	the ability of the Company to obtain adequate bid and performance bonds with reasonable collateral requirements;
•	the ability to produce buses to meet demand;
•	the availability of chassis utilized for bus production;
•	the availability of financing to the Company’s customers;
•	the Company’s ability to introduce new homes and features that achieve consumer acceptance;
•	the margins associated with the mix of products the Company sells in a particular period;
•	the impact of sub-prime lending on the availability of credit for the broader housing market;
•	adverse weather conditions affecting home deliveries;
•	potential liabilities under repurchase agreements and guarantees;
•	tax law changes could make home ownership more expensive or less attractive;
•	legislation governing the relationships of the Company with its builders;
•	the price volatility of materials used in production and the ability to pass on rapidly increasing costs of product components and raw materials to end buyers;
•	the availability and cost of real estate for residential housing;
•
the increased size and scope of work of major projects, as compared to the Company's traditional single-family homes business, with increased reliance on third parties for performance which could impact the Company;

•	the ability to perform in new market segments or geographic areas where it has limited experience;
•	the over supply of existing homes and the inventory of foreclosed properties within the Company’s markets;
•	the impact of home values on housing demand;
•	changing government regulations, including those covering accounting standards;
•	environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability;
•	changes in property taxes and energy costs;
•	changes in federal income tax laws and federal mortgage financing programs;
•	competition in the industries in which the Company operates;
•	further developments in the war on terrorism and related international crises;
•	uncertainties of matters in litigation and other risks and uncertainties;
•
the ability of the Company to generate taxable income in future years to utilize deferred tax assets and net operating loss carry forwards that may be available, and the tax interpretations as to their availability;

•	the Company’s ability to increase gross margins which are critical whether or not there are increased sales;
•	the Company’s use of incentives at either the wholesale or retail level;
•	the dependence on key customers within certain product types;
•	the potential fluctuation in the Company’s operating results;
•	the addition or loss of builders;
•	the introduction and marketing of competitive product by others, including significant price discounting offered by others;
•	uncertainties regarding the impact of the disclosed restructuring steps;
•	the ability to sell excess properties held by the Company;
•	the ability to attract and retain qualified senior managers;
•	the ability to obtain government and other major projects;
•	our ability to improve plant utilization and to achieve or maintain reductions in costs as a result of actions taken;
•	customer’s confidence in our viability as a continuing entity and our ability to continue to attract customers, particularly for major projects;
•	our ability to minimize contingent liabilities and other draws upon our liquidity;
•	changes in the fair value of warrants and beneficial conversion features;
•	the ability to meet financial covenants contained in the Company’s loan agreements.

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

At times, the Company's actual performance differs materially from its projections and estimates regarding the economy, the housing and specialty vehicle industries and other key performance indicators. Readers of this Report are cautioned that reliance on any forward-looking statements involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

Item 7A.                  Quantitative and Qualitative Disclosures about Market Risk

Not required as a smaller reporting company.

Item 8.                      Financial Statements and Supplementary Data

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Coachmen Industries, Inc.

We have audited the accompanying consolidated balance sheet of Coachmen Industries, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coachmen Industries, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and continues to operate in an industry where economic recovery has been very slow.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assessment of the effectiveness of Coachmen Industries, Inc. and subsidiaries internal control over financial reporting as of December 31, 2009, included in 9A(T) – Controls and Procedures and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen LLP

Elkhart, Indiana
March 29, 2010

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Coachmen Industries, Inc.

We have audited the accompanying consolidated balance sheets of Coachmen Industries, Inc. and subsidiaries (the Company) as of December 31, 2008 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coachmen Industries, Inc. and subsidiaries at December 31, 2008 and the consolidated results of their operations and their cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

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

Grand Rapids, Michigan
March 23, 2009

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
as of December 31
(in thousands)
	2009	2008
Assets
CURRENT ASSETS
Cash and cash equivalents	$6,352	$15,745
Restricted cash	10,191	1,600
Trade receivables, less allowance for doubtful receivables 2009- $1,234 and 2008- $1,676	3,163	1,837
Other receivables	1,426	4,666
Refundable income taxes	1,939	1,559
Inventories	21,566	19,910
Prepaid expenses and other	4,325	4,390
Assets held for sale	4,659	2,913

Total current assets	53,621	52,620

Property, plant and equipment, net	28,787	30,922
Cash value of life insurance, net of loans	515	4,710
Restricted cash	4,607	17,321
Other	2,519	1,831

TOTAL ASSETS	$90,049	$107,404

Liabilities and Shareholders' Equity

CURRENT LIABILITIES
Accounts payable, trade	$9,132	$11,414
Accrued income taxes	691	1,470
Accrued expenses and other liabilities	11,933	31,127
Floorplan notes payable	-	3,096
Current maturities of long-term debt	369	819

Total current liabilities	22,125	47,926

Long-term debt	2,828	2,190
Fair value of derivative instruments	13,030	-
Deferred income taxes	508	457
Postretirement deferred compensation benefits	2,753	3,104
Other	448	1,038
Total liabilities	41,692	54,715

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY
Common shares, without par value: authorized 60,000 shares; issued 2009- 21,257 shares and 2008- 21,236 shares	92,710	92,688
Additional paid-in capital	6,547	7,213
Accumulated other comprehensive loss	-	(75)
Retained earnings	6,195	10,925
Treasury shares, at cost, 2009 - 5,074 shares and 2008- 5,236 shares	(57,095)	(58,062)
Total shareholders' equity	48,357	52,689

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$90,049	$107,404

See Notes to Consolidated Financial Statements.

Index
Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
for the years ended December 31
(in thousands, except per share amounts)
	2009	2008
Net sales
Products	$56,521	$107,609
Delivery and set	4,102	11,987
	60,623	119,596
Cost of sales
Products	56,703	89,593
Delivery and set	4,956	12,624
	61,659	102,217

Gross profit (loss)	(1,036)	17,379

Operating expenses:
Selling	3,633	7,077
General and administrative	11,155	13,018
Impairments	-	18,605
Gain on sale of assets, net	(67)	(44)
	14,721	38,656

Operating loss	(15,757)	(21,277)

Nonoperating (income) expense:
Interest expense	7,256	1,635
Investment income	(1,422)	(1,094)
Other income, net	(1,008)	(1,600)
	4,826	(1,059)

Loss from continuing operations before income taxes	(20,583)	(20,218)

Income taxes (credits)	(346)	(1,539)

Net loss from continuing operations	(20,237)	(18,679)

Discontinued operations
Income (loss) from operations of discontinued entities (net of taxes (credits) of $0 and $947, respectively)	597	(40,884)
Loss on sale of assets of discontinued entities (net of taxes of $0)	-	(9,439)
Income from legal settlement (net of taxes of $0)	14,910	-
Income (loss) from discontinued operations	15,507	(50,323)

Net loss	$(4,730)	$(69,002)

Earnings (loss) per share - Basic
Continuing operations	$(1.26)	$(1.18)
Discontinued operations	0.97	(3.19)
Net loss per share	(0.29)	(4.37)
Earnings (loss) per share - Diluted
Continuing operations	(1.26)	(1.18)
Discontinued operations	0.97	(3.19)
Net loss per share	$(0.29)	$(4.37)

Number of common shares used in the computation of loss per share:
Basic	16,073	15,799
Diluted	16,073	15,799

See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
for the years ended December 31, 2009 and 2008
(in thousands, except per share amounts)

					Accumulated
				Additional	Other				Total
	Comprehensive	Common	Shares	Paid-In	Comprehensive	Retained	Treasury	Shares	Shareholders'
	Income (Loss)	Number	Amount	Capital	Income(Loss)	Earnings	Number	Amount	Equity
Balance at January 1, 2008		21,180	$92,552	$7,856	$(48)	$79,927	(5,402)	$(59,154)	$121,133
Comprehensive Loss – 2008
Net loss	$(69,002)	-	-	-	-	(69,002)	-	-	(69,002)
Net unrealized (loss) on cash flow hedges	(27)	-	-	-	(27)	-	-	-	(27)
Total comprehensive loss	$(69,029)
Shares repurchased for the treasury		-	-	-	-	-	(31)	(55)	(55)
Issuance of common shares under employee stock purchase plan		56	136	-	-	-	-	-	136
Issuance (cancellations) of common shares from treasury		-	-	(643)	-	-	197	1,147	504
Balance at December 31, 2008		21,236	$92,688	$7,213	$(75)	$10,925	(5,236)	$(58,062)	$52,689

Comprehensive Loss – 2009
Net loss	$(4,730)	-	-	-	-	(4,730)	-	-	(4,730)
Net realized gain on cash flow hedges	75	-	-	-	75	-	-	-	75
Total comprehensive loss	$(4,655)
Shares repurchased for the treasury		-	-	-	-	-	(25)	(47)	(47)
Issuance of common shares under employee stock purchase plan		21	22	-	-	-	-	-	22
Issuance (cancellations) of common shares from treasury		-	-	(666)	-	-	187	1,014	348
Balance at December 31, 2009		21,257	$92,710	$6,547	$-	$6,195	(5,074)	$(57,095)	$48,357

See Notes to Consolidated Financial Statements.

Index
Coachmen Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31
(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:	2009	2008
Net loss	$(4,730)	$(69,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,681	4,225
Amortization of discount on convertible debt	833	-
Fair value adjustment to derivative instruments	3,030	-
Provision for doubtful receivables	(407)	1,140
Provision for write-down of assets to net realizable value	-	1,505
Net realized/unrealized gain (loss) on cash flow hedges	75	(27)
Goodwill impairment charge	-	12,993
Impairment charges	-	6,264
Loss on sale of businesses	-	9,439
Gain on sale of properties and other assets, net	(104)	(44)
Increase in cash surrender value of life insurance policies	(766)	(90)
Deferred income tax provision (benefit)	51	(1,533)
Other	(592)	(3,993)
Changes in certain assets and liabilities, net of effects of acquisitions and dispositions:
Trade receivables	534	(116)
Inventories	(1,656)	35,819
Prepaid expenses and other	1,218	(777)
Accounts payable, trade	(2,282)	(3,628)
Income taxes - accrued and refundable	(1,159)	1,003
Accrued expenses and other liabilities	(19,194)	(2,786)
Net cash used in operating activities	(22,469)	(9,608)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of businesses	-	25,238
Proceeds from sale of properties and other assets	840	357
Proceeds from (investments in) marketable securities and cash surrender value	3,509	(667)
Purchases of property and equipment	(991)	(2,088)
Other	4,338	(7,154)
Net cash provided by investing activities	7,696	15,686

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	2,345	16,813
Payments of short-term borrowings	(5,441)	(37,906)
Proceeds from long-term debt	2,584	-
Payments of long-term debt	(3,229)	(853)
Proceeds from borrowings on cash value of life insurance policies	1,452	48,983
Repayment of borrowings on cash value of life insurance policies	-	(19,000)
Proceeds from issuance of convertible debt, net of financing costs	7,694	-
Issuance of common shares under stock incentive plans	22	136
Purchases of common shares for treasury	(47)	(55)
Net cash provided by financing activities	5,380	8,118
Increase (decrease) in cash and cash equivalents	(9,393)	14,196

CASH AND CASH EQUIVALENTS
Beginning of year	15,745	1,549
End of year	$6,352	$15,745
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$383	$599
Cash paid (refunded) during the year for income taxes	816	(35)
Operating cash received related to insurance settlement	(139)	(988)
Gain on sale of assets - Continuing operations	(104)	(44)
(Gain) loss on sale of assets - Discontinued operations	-	9,439
Cash received from legal settlement	$(14,910)	$-

See Notes to Consolidated Financial Statements.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES.

Nature of Operations - Coachmen Industries, Inc. and its subsidiaries (the "Company") manufacture system-built housing and specialty vehicles. The system-built products (single-family homes, multi-family dwellings, military housing, motels/hotels, group living facilities, and residential subdivisions) are sold to builders/dealers or directly to the end user for certain specialized structures. Through a joint venture, the Company also manufactures a line of low floor ADA-compliant buses.

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

For the Specialty Vehicle Segment, the shipping terms are FOB shipping point and title and risk of ownership are transferred to the joint venture or independent dealers at that time. Accordingly, sales are recognized as revenue at the time the products are shipped.

Cash Flows and Non-cash Activities - For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, cash investments and any highly liquid investments purchased with original maturities of three months or less.

Non-cash investing and financing activities are as follows (in thousands):
	2009	2008
Issuance (cancellations) of common shares, at market value, in lieu of cash compensation	$101	$234

Restricted Cash

The Company had $14.8 million and $18.9 million of restricted cash as of December 31, 2009 and 2008, respectively.

Restricted cash amounts are as follows (in thousands):

	December 31,	December 31,
	2009	2008
Cash collateral for letters of credit (1)	$8,550	$7,492
Indemnity escrow account (2)	5,147	10,000
Cash collateral for workers compensation trust accounts	1,101	1,429
Total restricted cash	$14,798	$18,921
(1) The amount classified as current assets is $5.0 million and $1.6 million as of December 31, 2009 and 2008, respectively.
(2) The indemnity escrow account is related to the agreement for the asset sale of the recreational vehicle business (see Note 12, Discontinued Operations).

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and trade receivables.

At December 31, 2009 and 2008, no cash and cash equivalents were invested in money market accounts or certificates of deposit.

At December 31, 2009 and 2008, restricted cash invested in money market accounts or certificates of deposit were $6.5 million and $0.0 million, respectively.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

The Company has a concentration of credit risk in the housing industry. A single major products customer accounted for approximately 16.9% of the Company’s consolidated net sales in 2009 and 58.5% of trade accounts receivable at December 31, 2009. This same major products customer accounted for approximately 38% of the Company’s consolidated net sales in 2008 and 5% of trade receivables at December 31, 2008.  The Company performs ongoing credit evaluations of its customers' financial conditions and sales to its traditional home builders are generally cash on delivery whereby the Company is paid upon delivery or shortly thereafter. Payments related to major projects are received in accordance with the terms of the contract. Payments related to buses are generally received within 30 days of delivery to the joint venture entity.  Future credit losses are provided for currently through the allowance for doubtful receivables, and actual credit losses are charged to the allowance when incurred.

Investment income from continuing operations consists of the following for the years ended December 31 (in thousands):

	2009	2008
Interest income	$345	$288
Increase in cash value of life insurance policies	999	1,255
Dividend income on preferred stocks	3	7
Net gain (loss) on investment in joint ventures	75	(456)

Total	$1,422	$1,094

Joint Venture - In December 2007, the Company entered into an agreement to produce ADA compliant low floor accessible buses for ARBOC Mobility LLC, a marketer of specialized transit and shuttle buses designed for users with mobility challenges. This bus incorporates patent pending technologies provided by ARBOC Mobility. In connection with the agreement with ARBOC Mobility LLC, the Company agreed to finance up to $1.0 million of start up cash requirements. As of December 31, 2009 and 2008, the Company had a note receivable of $0.9 million due from ARBOC Mobility LLC for start up cash requirements. The note is on a month-by-month basis and bears interest at the rate of 1% per month on the principal balance. The note is included in other receivables on the Consolidated Balance Sheet at a net amount of $0.5 million and $0.4 million at December 31, 2009 and 2008 respectively, after write-down for the Company’s portion of joint venture losses to date. The Company has a 30% interest in this entity and therefore accounts for this investment on the equity basis. Related party transactions with ARBOC Mobility LLC include sales of $12.5 million in 2009 and $2.4 million in 2008 and outstanding accounts receivable of approximately $1.7 million at December 31, 2009 and $1.0 million at December 31, 2008.

Deferred Financing Costs – The Company recognized deferred financing costs in connection with its convertible debt transaction.  These costs will be amortized over the term of the debt and represent fees paid in connection with the issuance of the debt.

Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value as of December 31, 2009 and 2008, because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of December 31, 2009 and 2008, based upon terms and conditions currently available to the Company in comparison to terms and conditions of the existing long-term debt. The Company also has investments in life insurance contracts. At December 31, 2008, the carrying amount of life insurance policies, which equaled their fair value, was $4.7 million ($51.7 million, less $47.0 million of policy loans).

Based on outside analysis, it was determined to be most advantageous to surrender the majority of Company-owned life insurance policies effective October 2009.  As a result, the Company received the cash surrender value of the policies redeemed, and eliminated the related borrowings, associated interest expense and future premium obligations on the policies.  Cash of $2.7 million was received related to the surrendered policies in the fourth quarter.  At December 31, 2009 the carrying amount of the remaining life insurance policies, which equaled their fair value, was $0.5 million ($6.0 million less $5.5 million of policy loans).

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

The Company accounts for all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has entered into various interest rate swap agreements to manage the economic risks associated with fluctuations in interest rates by converting a portion of the Company's variable rate debt to a fixed rate basis, thus reducing the impact of changes in interest rates on future interest expense. These financial instruments were designated as cash flow hedges, with changes in fair value being included as a component of other comprehensive income (loss) within shareholders' equity. Hedge effectiveness is evaluated by the hypothetical derivative method and any hedge ineffectiveness is reported as interest expense. Hedge ineffectiveness was not material in 2009 or 2008.  As of December 31, 2009 the Company had terminated all remaining interest rate swaps and the related variable rate debt instruments.

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

Long-Lived Assets - Long-lived assets held and used by the Company, including property, plant and equipment and intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable (see Note 12 for asset impairments recorded in 2008, including impairments of intangible assets).

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Goodwill assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually in accordance with generally accepted accounting principles. The Company reviews the carrying amounts of goodwill assets annually by segment to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon a discounted cash flow analysis, such assets are reduced by the estimated shortfall of fair value to recorded value. At January 1, 2008, the Company had $13.0 million of goodwill, all attributable to the Housing reporting unit. The Company conducted its annual goodwill impairment test during the fourth quarter of 2008 and the results indicated that the goodwill was fully impaired. Accordingly, the Company recorded a non-cash goodwill impairment charge of $13.0 million in the quarter ended December 31, 2008. The goodwill impairment charges in 2008 were recorded at the corporate level because this goodwill was carried at that level.   The Company had no remaining goodwill as of December 31, 2008 or 2009.

During 2008, the Company determined that certain notes receivable and equity investments amounting to $4.6 million were impaired based on our determination of the financial condition of the corresponding entity. The related expense is included in the Impairments line item on the consolidated statement of operations.

The Company’s review of its property plant and equipment resulted in an asset impairment charge of approximately $1.0 million in 2008 relating to a former Housing Group manufacturing plant that is currently listed for sale. During 2007, this production facility located in Zanesville, Ohio had been consolidated with a larger facility located in Decatur, Indiana in order to increase capacity utilization at the Indiana plant. This Zanesville, Ohio property and an unused warehouse located in Decatur, Indiana are listed for sale and are classified as real estate held for sale in the consolidated financial statements.

At December 31, 2009 and 2008, the Company had $4.7 million and $2.9 million, respectively, classified in assets held for sale.  These assets were available and listed for sale.  These assets consisted of former Housing Segment property and buildings, including the former manufacturing facility in Zanesville, Ohio that was consolidated into a larger Indiana manufacturing plant, plus a warehouse and office building in Decatur, Indiana.  Additionally, included in 2009 is a former RV paint facility located in Elkhart, Indiana that the Company sold on December 5, 2007 for $2.9 million consisting of cash of $0.3 million and a $2.6 million secured note that was due in full December 2008.  Due to the default on the secured note, the property reverted back to the Company during the third quarter of 2009.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

Warranty Expense - The Company provides to its customers a variety of warranties on its products ranging from 1 to 2 years in length and up to ten years on certain structural components. Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. General warranty reserves are based upon past warranty claims and sales history and adjusted as required to reflect actual costs incurred, as information becomes available. Specific warranty reserves are based on specific identified issues with the amounts accrued based on the estimated cost to correct the problem. Warranty expense from continuing operations totaled $1.9 million and $3.7 million in 2009 and 2008, respectively.

At December 31, 2009, warranty reserves include estimated amounts related to recreational vehicle warranty obligations retained by the Company. In December 2008, a $10.0 million indemnity escrow account was created as a result of the recreational vehicle business asset sale.  The escrow account, which was included in long-term restricted cash at December 31, 2008, was established to pay for the recreational vehicle warranty obligations retained by the Company.  At December 31, 2009, $5.1 million remained in the escrow account and was included in current restricted cash, to cover future recreational vehicle warranty obligations.

Changes in the Company's warranty liability during the years ended December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Balance of accrued warranty at January 1	$9,688	$8,123
Warranties issued during the period and changes in liability for pre-existing warranties	1,782	14,873
Settlements made during the period	(7,308)	(13,308)

Balance of accrued warranty at December 31	$4,162	$9,688

Stock-Based Compensation - The Company measures compensation cost for all stock-based awards at fair value on date of grant and recognize compensation expense over the period that the awards are expected to vest. Restricted stock and stock options issued under the Company’s equity plans, as well as, stock purchases under the employee stock purchase plan are subject to this accounting.

Stock options generally vest over a four-year service period. The Company has not granted any stock option awards since 2003. The remaining unvested stock options, net of forfeitures, at December 31, 2009 and 2008 were not significant.

Compensation expense related to the Company's Employee Stock Purchase Plan was not significant for the years ended December 31, 2009 and 2008.

Recent Accounting Pronouncements

In June 2009, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). SFAS No. 168 replaces the GAAP hierarchy with two levels: authoritative and nonauthoritative. The FASB Accounting Standards Codification (“Codification”) became the single source of authoritative nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”). The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative.

Following the Codification, FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on changes to the Codification.

GAAP is not intended to be changed as a result of the FASB’s Codification project, but it will change the way guidance is organized and presented. The Company has adopted the provisions of this guidance and as a result it will only affect the specific references to GAAP literature in the notes to our consolidated financial statements.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

1.	NATURE OF OPERATIONS AND ACCOUNTING POLICIES, Continued.

In December 2007, the FASB issued a new accounting standard related to business combinations. The new standard expands the definition of a business and a business combination; requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The new guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. In April 2009, the FASB issued new guidance which clarified the accounting for pre-acquisition contingencies. The Company adopted the new business combination guidance in the first quarter of fiscal 2009.  The adoption did not have an impact on the Company as it did not have any acquisitions.

In December 2007, the FASB issued a new accounting standard for noncontrolling interests in consolidated financial statements. The new standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, the guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The guidance is effective for fiscal years beginning after December 15, 2008, and was adopted by the Company in the first quarter of fiscal year 2009. The adoption of this guidance did not have a material effect on the consolidated results of operations or financial condition.

In June 2009, the FASB issued a new accounting standard related to the consolidation of variable interest entities. It eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This new standard also requires additional disclosures about an enterprise’s involvement in variable interest entities. The Company does not expect the adoption of this guidance in the first quarter of 2010 will have a material effect on the consolidated results of operations or financial condition.

In October, 2008, the FASB issued a new accounting standard which establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. The standard also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings.  The new accounting standard was adopted as of January 1, 2008 for the Company’s financial assets and liabilities. The adoption in the first quarter of fiscal year 2009 of this guidance related to nonfinancial assets and nonfinancial liabilities did not have a material effect on the consolidated results of operations or financial condition.

In March 2008 the FASB issued new guidance which amended and expanded the disclosure requirements of a previous FASB accounting standard, requiring enhanced disclosures about the Company’s derivative and hedging activities. The new guidance is effective for fiscal years beginning after December 15, 2008. The adoption of this guidance is disclosed in Note 7.

Research and Development Expenses - Research and development expenses charged to continuing operations were $1.4 million and $2.2 million for the years ended December 31, 2009 and 2008, respectively.

Shipping and Handling Costs - The Company records freight billed to customers as sales. The Company records delivery expenses as a component of cost of sales.

.

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

Volume-Based Sales and Dealer Incentives - The Company nets certain builder incentives, including volume-based bonuses, interest reimbursements and other rebates, against revenue in accordance with generally accepted accounting principles.

Income Taxes - The Company accounts for corporate income taxes in accordance with generally accepted accounting principles, which requires the Company to evaluate the need to establish a valuation allowance to reduce the carrying value of its deferred tax assets on the balance sheet. Deferred tax assets arise as a result of tax loss carryforwards and various differences between the book value of assets and the values used for income tax purposes. Generally accepted accounting principles state that a valuation allowance is generally required if a company has cumulative losses in recent years. Given the losses incurred by the Company over the last three years, noncash charges from continuing operations of $0.8 million and $5.4 million were recorded as a valuation allowance for the full value of its deferred tax assets as of December 31, 2009 and 2008, respectively.

2.	BASIS OF PRESENTATION.

Going Concern - The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which is management’s intention. The plan to do so contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have incurred significant losses from 2005 through 2009, attributable in 2005 through 2008 primarily to the RV Group operations and in 2009 attributable to the worst housing market since the Great Depression, characterized by lack of mortgage financing, foreclosures at historic levels, billowing home supply inventories, enormous drops in housing starts, and falling home prices.

Our previous independent registered public accounting firm included an explanatory paragraph in its audit report for our 2008 consolidated financial statements regarding our ability to continue as a going concern.  Our current independent registered public accounting firm included a similar paragraph in its report for our 2009 consolidated financial statements.

We have managed our liquidity during this time through a series of cost reduction initiatives, sales of assets, utilization of Company-owned life insurance policies, as well as with the liquidity provided by the convertible debt transaction with HIG All American, LLC (HIG) completed in the fall of 2009.

Our ability in 2008 and 2009 to obtain traditional bank financing or sell additional assets was extremely limited. Our lack of capital prevented the expansion of our home stores, delayed development of new products, and absorbed inordinate amounts of management attention in a necessary and constant search for equity or bank financing. Throughout 2009, the Company continued the search for capital in increasingly distressed housing markets, and finally in October, closed on the HIG transaction.

As of December 31, 2009, $14.8 million of the Company’s cash is held in various restricted cash accounts. The Company believes that $3 million of the restricted cash will be released in the first half of 2010, however, the exact timing of that anticipated release is uncertain. We also believe additional amounts currently restricted will be released, although the amount and timing of such releases is also currently uncertain.

We believe that, barring demands on our cash as a result of modified vendor payment terms or to support bonds or letters of credit, the Company will be able to meet its operating cash needs through currently available cash, the release of restricted cash and collection of various receivable balances.  An adequate level of unrestricted cash is required to provide the necessary working capital to operate our businesses until the economy recovers and our sales levels return to more historical volume levels.

The following is a summary of certain cost reduction and restructuring actions of the Viability Plan:

Manufacturing Operations – During 2009, we temporarily placed our North Carolina facility on an extended shutdown until a sustainable backlog can be obtained that would support the reopening of this facility. Until then, production to serve customers of the North Carolina plant has been shifted to our subsidiary in Virginia.

In addition, during 2009 and continuing into 2010, the other 4 housing facilities are placed on short-term shutdowns, generally 1 or 2 weeks per month, based on production needs. During these short-term shutdowns, in addition to the layoff of the hourly production personnel, the majority of the salaried employees are also placed on layoff to further reduce the Company’s overhead costs. Management will continue to evaluate the capacity needs of the Company and whether any additional extended shutdowns are warranted.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

2.	BASIS OF PRESENTATION, Continued.

Labor Costs – We have reduced salaried employment levels by 72 employees or 29% between January 1, 2009 and February 28, 2010.  Management will continue to review salaried employment levels and evaluate labor costs with the objective of lowering our costs while ensuring necessary functions are adequately staffed.

Asset Sales – We have been actively marketing certain assets for sale including a number of idled facilities or vacant land.

The success of our Viability Plan is conditioned upon maintaining a minimum level of financing for working capital needs. The success of our Viability Plan and our ability to meet our cash flow needs inherently depend on the economic conditions and the level of housing sales.

Like many companies weathering this current economic downturn, the Company’s access to sufficient operating capital is crucial to its efforts to maintain positive cash flow and return to profitability. There can be no assurance that the Company's efforts will be successful. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	SEGMENT INFORMATION.

The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's two reportable segments at December 31, 2009 are Specialty Vehicles and Housing. The Company evaluates the performance of its segments based primarily on net sales and pre-tax income and allocates resources to them based on performance. The accounting policies of the segment are the same as those described in Note 1 and there are no inter-segment revenues. The Company allocates certain corporate expenses to these segments based on three dimensions: revenues, subsidiary structure and number of employees. In addition, the data excludes the results of the discontinued operations (see Note 12). Differences between reported segment amounts and corresponding consolidated totals represent corporate and other income or expenses for administrative functions and income, costs or expenses relating to property and equipment that are not allocated to the segments.

As discussed in Note 12, the Company sold substantially all of the assets of its former RV Segment during 2008 and the operations of the RV Segment are included in discontinued operations in the consolidated statement of operations. Accordingly, the RV Segment is no longer deemed a reportable segment, and as such the segment information disclosed in the following tables exclude amounts pertaining to the Company’s former RV Segment.

The table below presents information about the segments used by the chief operating decision maker of the Company for the years ended December 31 (in thousands):

	2009	2008
Net sales
Housing	$47,130	$117,191
Specialty Vehicles	13,493	2,405

Total	$60,623	$119,596

Gross profit (loss)
Housing	$(1,275)	$18,014
Specialty Vehicles	310	(635)
Other reconciling items	(71)	-

Total	$(1,036)	$17,379

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

3.	SEGMENT INFORMATION, Continued.

	2009	2008
Operating expenses
Housing	$12,484	$16,551
Specialty Vehicles	1,147	1
Other reconciling items	1,090	22,104

Total	$14,721	$38,656

Operating income (loss)
Housing	$(13,759)	$1,463
Specialty Vehicles	(837)	(636)
Other reconciling items	(1,161)	(22,104)

Total	$(15,757)	$(21,277)

Pre-tax income (loss) from continuing operations
Housing	$(13,914)	$1,324
Specialty Vehicles	(856)	(636)
Other reconciling items	(5,813)	(20,906)

Total	$(20,583)	$(20,218)

Total assets
Housing	$42,461	$43,456
Specialty Vehicles	6,715	1,031
Corporate and other reconciling items	40,873	62,917

Total	$90,049	$107,404

The following specified amounts from continuing operations are included in the measure of segment pre-tax income or loss reviewed by the chief operating decision maker (in thousands):

	2009	2008
Interest expense
Housing	$171	$159
Specialty Vehicles	19	-
Corporate and other reconciling items	7,066	1,476

Total	$7,256	$1,635

Depreciation
Housing	$1,749	$2,000
Specialty Vehicles	166	9
Corporate and other reconciling items	488	312

Total	$2,403	$2,321

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

4.	INVENTORIES.

Inventories consist of the following (in thousands):

	December 31,	December 31,
	2009	2008
Raw materials
Housing	$3,691	$4,157
Specialty Vehicles	3,493	902
Other	14	-

Total	7,198	5,059

Work in process
Housing	1,554	2,392
Specialty Vehicles	1,780	385

Total	3,334	2,777

Improved lots
Housing	391	434

Total	391	434

Finished goods
Housing	10,160	10,816
Specialty Vehicles	483	824

Total	10,643	11,640

Total	$21,566	$19,910

5.	PROPERTY, PLANT AND EQUIPMENT.

Property, plant and equipment consist of the following (in thousands):

	2009	2008

Land and improvements	$7,549	$7,700
Buildings and improvements	31,777	32,849
Machinery and equipment	10,789	10,637
Transportation equipment	10,398	11,035
Office furniture and fixtures	14,138	13,992

Total	74,651	76,213
Less, accumulated depreciation	45,864	45,291

Property, plant and equipment, net	$28,787	$30,922

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

5.	PROPERTY, PLANT AND EQUIPMENT, Continued.

At December 31, 2009 and 2008, the Company had $4.7 million and $2.9 million, respectively, classified in assets held for sale.  These assets were available and listed for sale.  These assets consisted of former Housing Segment property and buildings, including the former manufacturing facility in Zanesville, Ohio that was consolidated into a larger Indiana manufacturing plant, plus a warehouse and office building in Decatur, Indiana.  Additionally, included in 2009 is a former RV paint facility located in Elkhart, Indiana that the Company sold on December 5, 2007 for $2.9 million consisting of cash of $0.3 million and a $2.6 million secured note that was due in full December 2008.  Due to the default on the secured note, the property reverted back to the Company during the third quarter of 2009.

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

On March 23, 2009, Coachmen Industries, Inc. and Robert J. Deputy, one of the Company’s directors, entered into an agreement for a $2.3 million short-term note from the Company in exchange for cash loaned to the Company by Mr. Deputy. The note was collateralized by two properties, bore interest at a rate of 10% per annum, and was on terms more favorable to the Company than those offered by alternative sources of financing in commercial markets.  The note holder placed a demand for repayment on June 1, 2009. The note was paid in full on June 4, 2009.

7.	LONG-TERM DEBT.

Long-term debt consists of the following (in thousands):

	2009	2008
H.I.G. Convertible Debt (Tranche B Notes), net of discount of $9,167	$833	$-
Note payable to Lake City Bank, interest at 6.25%, monthly principal and interest payment of $23,000, matures April 2012	1,899	-
Obligations under industrial development revenue bonds, variable rates (effective weighted-average interest rates of 1.3% at December 31, 2008), paid in full in November 2009	-	2,850
Other	465	159

Subtotal	3,197	3,009

Less, current maturities of long-term debt	369	819

Long-term debt	$2,828	$2,190

Principal maturities of long-term debt during the four fiscal years succeeding 2010 are as follows: 2011 - $1,160,000; 2012 - $1,622,000; 2013 - $46,000; 2014 - $0 and 2015 - $0.  Additionally, the $9,167,000 debt discount on the convertible debt will mature in 2011, if not converted.

In connection with the industrial development revenue bond obligations, the Company obtained, as a credit enhancement for the bondholders, irrevocable letters of credit in favor of the bond trustees. Under the industrial revenue bond for the Mod-U-Kraf Homes manufacturing facility in Virginia, the issuer of the letter of credit holds a first lien and security interest on that facility.

On April 9, 2009, Coachmen Industries, Inc. and Lake City Bank entered into an agreement for a $2 million three-year note in exchange for cash loaned to the Company by Lake City Bank.  The note is fully collateralized by certain properties, bears interest at the rate of 6.250% per annum, and has a maturity date of April 9, 2012.  At December 31, 2009, the amount outstanding was approximately $1.9 million.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

7.	LONG-TERM DEBT, Continued.

On April 9, 2009, Coachmen Industries, Inc. gave a promissory note to Lake City Bank in connection with the bank’s provision of a $0.5 million working capital line of credit.  The note is fully collateralized by certain properties, and borrowings against this line will bear interest at a variable rate, with a minimum interest rate of 5% per annum.  This line of credit has a maturity date of March 31, 2012.  At December 31, 2009, there were no borrowings against this line of credit.

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

Both the Warrant and the Tranche B Note contain anti-dilution protection to the lender. In addition, the Tranche B Note has a price protection feature that reduces the conversion price if the 90-day average price of the Company’s common stock falls below $0.979 at any time prior to April 27, 2010. The conversion price of the Tranche B Note is also subject to reduction if the Company defaults on certain of its financial covenants contained in the Loan Agreement.

On March 11, 2010, the Company learned that HIG All American, LLC (HIG), its lender, and the Company had differing interpretations of the definition of EBITDA for purposes of covenant calculations under the HIG All American Credit Agreement. HIG views the Company's calculations prior to February of 2010 to have been erroneous and believes the Company breached its financial covenants in December of 2009. The Company disagrees. On March 25, 2010, the Company and HIG agreed to a term sheet whereby HIG agreed to waive the covenants for December 2009. The term sheet is subject to final documentation as an amendment to the Credit agreement. If the Company and HIG are unable to finalize the amendment, HIG would have the rights accorded to them under the terms of the loan agreement which include, among other rights, the right to declare the Company in default of the agreement and demand repayment of the $10 million note.

The Company recorded a debt discount on the convertible notes for the full $10.0 million due to the issuance of the Common Stock Purchase Warrants, as well as the existence of a beneficial conversion feature.  The fair value of the warrants and the beneficial conversion feature were determined to be $7.3 million and $5.4 million, respectively, and the resulting $12.7 million has been recorded as a long-term liability on the Consolidated Balance Sheet.  The Company recorded a debt discount on the convertible notes for the full $10.0 million due to the issuance of the warrants and beneficial conversion feature whose fair value exceeded the value of the debt. The difference between the deferred debt discount of $10.0 million and the fair value of the warrants and the beneficial conversion feature of $12.7 million resulted in $2.7 million being recorded as a non-cash interest expense.  At December 31, 2009, the fair value adjustment to the warrants and the beneficial conversion feature resulted in an additional $0.3 million being recorded as a liability and an additional non-cash interest expense. Future changes in the fair value of the warrants and the beneficial conversion feature will result in additional adjustments to this liability and non-cash interest expense in future periods. The amortization of the $10.0 million in debt discounts will be reported as an increase in long-term debt and additional interest expense over the two-year term of the loan agreement.  Amortization of debt discount on the convertible notes amounted to $0.8 million for the year ended December 31, 2009. The remaining unamortized discount was $9.2 million at December 31, 2009.

The Company incurred and recognized deferred financing costs of $2.3 million in connection with its loan agreement with H.I.G. These costs will be amortized over the term of the debt and represent fees paid in connection with the issuance of this debt.

In January of 2003, the Company entered into various interest rate swap agreements that became effective beginning in October of 2003. These swap agreements were designated as cash flow hedges under generally accepted accounting principles and were used to manage the economic risks associated with fluctuations in interest rates by converting a portion of the Company's variable-rate debt to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. Hedge effectiveness is evaluated by the hypothetical derivative method. Any hedge ineffectiveness is reported within the interest expense caption of the statements of income. Hedge ineffectiveness was not material in 2009 or 2008. The fair value of the Company's interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

7.
LONG-TERM DEBT, Continued.

At December 31, 2008, the Company had one remaining interest rate swap agreement with a notional amount of $1.8 million that was used to convert the variable interest rates on certain industrial development revenue bonds to fixed rates. In accordance with the terms of the swap agreement, the Company pays a 3.71% interest rate, and receives the Bond Market Association Index (BMA), calculated on the notional amount, with net receipts or payments being recognized as adjustments to interest expense. The Company recorded a liability for the potential early settlements of these swap agreements in the amount of $75,000 at December 31, 2008. This exposure represents the fair value of the swap instruments and has been recorded in the balance sheets in accordance with generally accepted accounting principles as a noncurrent liability. The effective portion of the cash flow hedge has been recorded, net of taxes, as a reduction of shareholders' equity as a component of accumulated other comprehensive loss.

Concurrent with the loan agreement with HIG, the interest rate swap agreement with a notional amount of $1.8 million that was used to convert the variable interest rates on an industrial development revenue bond to a fixed rate was terminated and paid.  Additionally, the associated industrial revenue bond of $1.8 million, plus another industrial revenue bond in the amount of $0.9 million were paid in full on November 1, 2009 utilizing restricted cash held for that purpose.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES.

Accrued expenses and other liabilities at year-end consist of the following (in thousands):

	2009	2008
Wages, salaries, bonuses, commissions and other compensation	$226	$5,022
Dealer incentives, including volume bonuses, dealer trips, interest reimbursement, co-op advertising and other rebates	173	989
Warranty	4,162	9,688
Insurance-products and general liability, workers compensation, group health and other	3,105	6,320
Customer deposits and unearned revenues	1,391	2,545
Interest	400	395
Sales and property taxes	778	920
Deferred gain on sale of real estate	-	814
Repurchase liability	339	2,671
Other current liabilities	1,359	1,763

Total	$11,933	$31,127

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.	COMMON STOCK MATTERS AND EARNINGS PER SHARE.

Stock Option Plan

The Company has stock option plans, including the 2000 Omnibus Stock Incentive Program (the "2000 Plan"), which was approved by the shareholders on May 4, 2000. The 2000 Plan provides for 1.0 million common shares to be reserved for grants under the Company's stock option and award plans. The Company's stock option plan provides for the granting of options to directors, officers and eligible key employees to purchase common shares. The 2000 Plan permits the issuance of either incentive stock options or nonqualified stock options. Stock Appreciation Rights ("SAR's") may be granted in tandem with stock options or independently of and without relation to options. There were no SAR's outstanding at December 31, 2009 or 2008. The option price for incentive stock options shall be an amount of not less than 100% of the fair market value per share on the date of grant and the option price for nonqualified stock options shall be an amount of not less than 90% of the fair market value per share on the date the option is granted. No such options may be exercised during the first year after grant, and are exercisable cumulatively in four installments of 25% each year thereafter. Outstanding options have terms of ten years.

The following table summarizes stock option activity (number of shares in thousands):
	Number of Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2008	134	$12.20
Granted	-	-
Canceled	(1)	15.78
Exercised	-	-

Outstanding, December 31, 2008	133	12.18
Granted	-	-
Canceled	(54)	12.10
Exercised	-	-

Outstanding, December 31, 2009	79	$12.24

Options outstanding at December 31, 2009 are exercisable at prices ranging from $10.00 to $18.68 per share and have a weighted-average remaining contractual life of 1.5 years. The following table summarizes information about stock options outstanding and exercisable at December 31, 2009 (in thousands):

Options Outstanding and Exercisable

Range of Exercise	Number Outstanding at	Weighted-Average Remaining	Weighted-Average
Price	December 31, 2009	Contractual Life	Exercise Price
$10.00 - $12.00	52	1.1	$10.19
$12.01 - $17.00	22	2.4	$15.62
$17.01 - $18.68	5	2.3	$18.68

	79

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.	COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.

There were no options granted during 2009 or 2008. As of December 31, 2009 and 2008, 1.0 and 1.2 million shares, respectively, were reserved for the granting of future stock options and awards.

Stock Award Programs

The 2000 Plan also permits the granting of restricted and unrestricted stock awards to the Company's key employees and non-employee directors. In accordance with the provisions of the 2000 Plan, the Board of Directors may grant shares of stock to eligible participants for services to the Company. Restricted shares vest over a period of time as determined by the Board of Directors and are granted at no cost to the recipient. For restricted shares that are not subject to pre-established Company performance objectives, compensation expense is recognized over the vesting period at an amount equal to the fair market value of the shares on the grant date. Compensation expense for discretionary unrestricted stock awards is recognized at date of grant. There were 6,000 and 26,811, restricted non-contingent stock awards granted at a weighted-average per share grant-date fair value of $0.85 and $3.70 in 2009 and 2008, respectively. Compensation expense of $278,908 and $281,262, was recognized in the years ended December 31, 2009 and 2008, respectively related to restricted shares granted.

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

On November 25, 2008, the Compensation Committee of Coachmen’s Board of Directors granted restricted Coachmen common shares to certain executive officers. A total of 114,000 shares were granted. The grants were conditioned on the closing of the Asset Sale of the recreational vehicle business to Forest River, Inc. (see Note 12) and will vest at the earliest of (i) two years from the date of issuance, provided the employee remains continuously employed by Coachmen, (ii) death, (iii) disability, or (iv) a change of control.  On October 27, 2009, in connection with the series of transactions that occurred on that date with H.I.G. All American, LLC, the restricted shares became vested as the result of a change in control under the terms of the grants.

On March 4, 2009, the Company granted Restricted Stock Awards to certain key employees as a means of retaining and rewarding them for performance and to increase their ownership in the Company. The awards are governed by the Company’s 2000 Omnibus Stock Plan. Participants will earn the restricted shares awarded to them based on attainment of certain performance goals for the full calendar year 2009. If the Company meets the minimum or maximum target levels of pre-tax profits, the participants will earn corresponding levels of awards. To the extent the Company meets the performance goals for the full year, and the participant remains employed by the Company during the vesting period, the earned restricted shares will vest and be delivered to the participants over a three-year vesting period: one-third on January 1, 2010, one-third on January 1, 2011 and one-third on January 1, 2012. A total of 196,250 shares, assuming 100% of the performance goal is achieved, could be granted. As of December 31, 2009, the Company determined that the performance conditions associated with the restricted stock grants for the full calendar year 2009 were not achieved; therefore, no compensation expense related to these restricted stock awards was recorded.  Compensation expense related to prior year restricted stock grants was not material for the years ended December 31, 2009 and 2008.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.	COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.

The following table summarizes the activity of the Performance Based Restricted Stock Awards program (in thousands):
Number of Shares
Nonvested at January 1, 2008	-
Granted	351,375
Forfeited	(205,187)

Nonvested at December 31, 2008	146,188
Granted	196,250
Earned	(114,729)
Forfeited	(209,791)

Nonvested at December 31, 2009	17,918

The following table summarizes, by plan year, the number of contingent shares awarded, earned, forfeited and the remaining contingent shares outstanding as of December 31, 2009:

	Plan Year
	2009	2008
Contingent shares awarded	196,250	351,375
Shares earned	-	114,729
Shares forfeited	196,250	218,728

Contingent shares outstanding as of December 31,2009	-	17,918

Stock Purchase Plan

The Company has an employee stock purchase plan under which a total of 800,000 shares of the Company's common stock are reserved for purchase by full-time employees through weekly payroll deductions. Shares of the Company's common stock are purchased quarterly by the employees at a price equal to 90% of the market price. The market price is based on the market price at the end of the quarter. As of December 31, 2009, there were 38 employees actively participating in the plan. Since its inception, a total of 536,097 shares have been purchased by employees under the plan. The Company sold to employees 16,000 and 58,000 shares at weighted average fair values of $1.03 and $2.34 in 2009 and 2008, respectively. Certain restrictions in the plan limit the amount of payroll deductions an employee may make in any one quarter. There are also limitations as to the amount of ownership in the Company an employee may acquire under the plan.  Compensation expense related to the Company’s Employee Stock Purchase Plan was not significant for the years ended December 31, 2009 or 2008.

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

	2009	2008
Numerator:
Net loss available to common stockholders	$(4,730)	$(69,002)

Denominator:
Number of shares outstanding, end of period:
Weighted-average number of common shares used in Basic EPS	16,073	15,799
Stock options and awards	-	-

Weighted-average number of common shares used in Diluted EPS	16,073	15,799

As the Company reported a net loss for the years ended December 31, 2009 and 2008, the dilutive effect of stock options and awards did not enter into the computation of diluted earnings per share because their inclusion would have been antidilutive.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

9.	COMMON STOCK MATTERS AND EARNINGS PER SHARE, Continued.

The Company’s dilutive potential common shares at December 31, 2009 were 6,654,855 shares consisting of warrants issued in connection with the H.I.G. loan agreement (see Note 7).

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

On October 27, 2009, the Company’s Board of Directors amended Section 1(a) of the Shareholder Rights Plan, to declare that neither H.I.G. All American, LLC, nor its affiliates, successors, assignees, or transferees would be deemed an “Acquiring Person” as defined in the Shareholder Rights Plan.

On February 1, 2010, all rights granted to shareholders pursuant to the Company’s Shareholder Rights expired according to the terms thereof.

Share Repurchase Programs

Periodically, the Company has repurchased its common stock as authorized by the Board of Directors. Under the repurchase program, common shares are purchased from time to time, depending on market conditions and other factors, on the open market or through privately negotiated transactions. During August 2006, the Company announced that the Board of Directors had authorized a share repurchase of up to one million shares. During the fourth quarter of 2008, the Company repurchased 30,815 shares for a total cost, including commissions, of $54,595.  During the first quarter of 2009, the Company repurchased 24,914 shares for a total cost, including commissions, of $46,993.  No shares were repurchased during the second, third or fourth quarters of 2009.  At December 31, 2009, there are 931,071 shares remaining authorized for repurchase by the Board of Directors.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

10.    COMPENSATION AND BENEFIT PLANS.

Incentive Compensation

The Company has incentive compensation plans for its officers and other key personnel. The amounts charged to expense for the years ended December 31, 2009 and 2008 was $0 for both years.

Deferred Compensation

The Company had established a deferred compensation plan for executives and other key employees. The plan provides for benefit payments upon termination of employment, retirement, disability, or death. The Company recognizes the cost of this plan over the projected service lives of the participating employees based on the present value of the estimated future payment to be made. The deferred compensation obligations, which aggregated $2.7 million and $3.1 million at December 31, 2009 and 2008, respectively, are included in other non-current liabilities, with the current portion ($0.4 million and $2.9 million at December 31, 2009 and 2008, respectively) included in other current liabilities.

In connection with the acquisition of Mod-U-Kraf Homes in 2000, the Company assumed obligations under existing deferred compensation agreements. The remaining liability recognized in the consolidated balance sheet aggregated $32,000 and $34,000 at December 31, 2009 and 2008, respectively.

The Company had established a supplemental deferred compensation plan (Mirror Plan) for key employees as determined by the Board of Directors. The plan allowed participants to defer compensation only after they have deferred the maximum allowable amount under the Company's 401(k) Plan. The participants selected certain mutual fund investments and Company stock whose performance is tracked by the Company. The Company matches a certain level of participant contributions that vests over a five-year period. Under the plan, the investments are not funded directly, including the matching contributions and investments in Company stock. Instead, the plan administrator tracks the performance of investments in mutual funds and Company stock as directed by the participant and a liability to the participants is recorded by the Corporation based on the performance of the phantom investments. Participant benefits are limited to the value of the vested benefits recorded on their behalf.

The Company had also established a supplemental deferred compensation plan (Executive Savings Plan) for certain key executive management as determined by the Board of Directors. This plan allowed participants to defer compensation without regard to participation in the Company's 401(k) plan. The participants select certain mutual funds investments and Company stock whose performance is tracked by the Company. In addition, the Company matches a certain level of participant contributions that vests after a five-year period. Under the plan, the investments are not funded directly, including the matching contributions and investments in Company stock. Instead, the plan administrator tracks the performance of investments in mutual funds and Company stock as directed by the participant and a liability to the participants is recorded by the Corporation based on the performance of the phantom investments. Participant benefits are limited to the value of the vested benefits recorded on their behalf. Liabilities recorded on the consolidated balance sheets related to these plans as of December 31, 2009 and 2008 are $0.1 million and $1.4 million, respectively.

On November 19, 2008, the Company’s Board of Directors adopted amendments to the Company’s deferred compensation plans, which were contingent on the sale of the Company’s recreational vehicle assets to Forest River, Inc. on or before December 31, 2008 (see Note 12). These amendments collectively froze all future contributions to the Plans as of December 31, 2008; vested all participants in their account balances as of December 31, 2008; and provided that the balance of participant accounts in the Plans were to be paid to the participants in a single lump sum no later than January 15, 2009, unless the participant’s Payment Event or Termination of Service occurred on or before December 31, 2008.  Payments to participants in 2009 as a result of the Board adopted amendments totaled $2.8 million.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

10.   COMPENSATION AND BENEFIT PLANS, Continued.

Employee Benefit Plans

The Company sponsors a retirement plan (the "Plan"), under Section 401(k) of the Internal Revenue Code (IRS) that covers all eligible employees. The Plan is a defined contribution plan and allows employees to make voluntary contributions up to 20% of annual compensation. Effective January 1, 2005, the Plan was amended to allow for voluntary contributions of up to 50% of annual compensation, not to exceed IRS limits. Under the Plan, the Company may make discretionary matching contributions on up to 6% of participants' compensation, however the Company ceased matching contributions in 2008. Expenses under the Plan aggregated $0 million, and $0.4 million for the years ended December 31, 2009 and 2008, respectively.

11.   INCOME TAXES.

Income taxes (benefit) attributable to continuing operations are summarized as follows for the years ended December 31 (in thousands):

	2009	2008
Federal:
Current	$(459)	$(36)
Deferred	51	(1,533)
	(408)	(1,569)
State:
Current	62	30
Deferred	-	-
	62	30

Total	$(346)	$(1,539)

The following is a reconciliation of the provision for income taxes attributable to continuing operations computed at the federal statutory rate (35% for all years presented) to the reported provision for income taxes (in thousands):

	2009	2008

Computed federal income tax at federal statutory rate	$(7,083)	$(7,076)
Changes resulting from:
Decrease (increase) in cash surrender value of life insurance contracts	(498)	985
Redemption of life insurance contracts	5,159	-
Amortization of HIG Beneficial Ownership	168	-
Current year state income taxes, net of federal income tax benefit	40	19
Valuation allowance for NOL, AMT, deferred tax assets and general business credits	1,830	5,403
Recognition of deferred tax liability related to goodwill impairment	-	(898)
Other, net	38	28

Total	$(346)	$(1,539)

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

11.   INCOME TAXES, Continued.

The Company accounts for corporate income taxes in accordance with generally accepted accounting principles, which requires the Company to evaluate the need to establish a valuation allowance to reduce the carrying value of its deferred tax assets on the balance sheet. Deferred tax assets arise as a result of tax loss carryforwards and various differences between the book value of assets and the values used for income tax purposes. Generally accepted accounting principles state that a valuation allowance is generally required if a company has cumulative losses in recent years. Given the losses incurred by the Company over the last three years, noncash charges from continuing operations of $1.8 million and $5.4 million were recorded as a valuation allowance for the full value of its deferred tax assets as of December 31, 2009 and 2008, respectively. At December 31, 2009 the Company had a tax benefit of $38.3 million related to Federal net operating loss carryforwards which may be utilized to offset future taxable income, and if not utilized, $7.5 million will expire in 2026, $14.0 million will expire in 2027, $15.9 million will expire in 2028 and $0.9 million will expire in 2029. Further, at December 31, 2009 the Company had state tax benefits of certain state net operating loss carryforwards in states that do not permit carrybacks of net operating losses. These state net operating loss carryforwards begin to expire in certain states after 5 years. At December 31, 2009, the cumulative benefit of certain state net operating loss carryforwards approximated $3.8 million, which have been included as part of the valuation allowance referred to above.  The ability to use net operating loss carryforwards to offset future taxable income is dependent on a number of factors and complex regulations and is determined at the time of completion of the annual tax returns.

The components of the net deferred tax assets (liabilities) are as follows (in thousands):

	2009	2008
Current deferred tax asset (liability):
Accrued warranty expense	$1,582	$3,098
Accrued self-insurance	1,180	1,769
Inventories	445	445
Receivables	469	511
Prepaid insurance	(289)	(372)
Litigation reserve	21	103
Other	250	1,241
Valuation allowance	(3,658)	(6,795)

Net current deferred tax asset	$-	$-

Noncurrent deferred tax asset (liability):
Deferred compensation	$1,179	$2,786
Property and equipment and other real estate	(436)	(414)
Notes receivable	402	402
Federal net operating loss carryforwards	38,301	37,087
Impairments	7,697	7,890
Alternative minimum tax credit carryover	127	586
Federal and state research and development credit carryover	1,738	1,738
State net operating loss carryforwards	3,856	3,780
Other	1,079	662
Valuation allowance	(54,451)	(54,974)

Net noncurrent deferred tax liability	$(508)	$(457)

The valuation allowance decreased by $3,660 and increased by $23,746 for the years ended December 31, 2009 and 2008, respectively.

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

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

11.   INCOME TAXES, Continued.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The implementation of FIN 48 did not have a significant impact on the Company’s financial position or results of operations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at January 1, 2008	$2,416
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	1,090
Reductions for tax positions of prior years	-
Settlements	-

Balance at December 31, 2008	$3,506
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years
Reductions for tax positions of prior years	-
Settlements	(1,470)

Balance at December 31, 2009	$2,036

Recognition of unrecognized tax benefits that if recognized would affect the effective tax rate by approximately $2.0 million at December 31, 2009. The Company recognizes interest and penalties related to unrecognized tax benefits through interest and operating expenses, respectively. The amounts accrued for interest and penalties as of December 31, 2009 were not considered to be significant.  The above amount has been reduced to zero on the balance sheet via the deferred tax valuation allowance.

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

 In accordance with generally accepted accounting principles, the recreational vehicle operations qualified as a separate component of the Company’s business and as a result, the operating results of the recreational vehicle business have been accounted for as a discontinued operation. Financial results for all periods presented have been adjusted to reflect this business as a discontinued operation. Interest expense was allocated between continuing operations and to discontinued operations based on the debt that could be identified as specifically attributable to those operations. Interest expense allocated to discontinued operations for the recreational vehicle business for the year ended December 31, 2008 was $2.4 million. Net sales of the recreational vehicle business for the year ended December 31, 2008 was $212.3 million and the pre-tax (loss) for the year ended December 31, 2008 was $(50.3) million.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

12.   RESTRUCTURING CHARGES AND DISCONTINUED OPERATIONS, Continued.

In connection with the sale of the assets of the RV business, a liability of $1.6 million was established at December 31, 2008 for existing but unused facilities subject to operating leases that were part of the activities which were exited and is included in the Impairments line of the consolidated financial statements.

During the fourth quarter of 2008, the Company sold a former RV production facility for $1.8 million, resulting in a pre-tax (loss) of approximately $(0.8) million, which are reflected in discontinued operations in the statement of operations.

The following table shows an analysis of assets and liabilities of discontinued operations as of December 31 ($ in thousands):

	2009	2008
Current assets	$74	$827
Properties and equipment	-	2,102

Total assets of discontinued operations	$74	$2,929

Current liabilities	$3,878	$18,791
Long-term liabilities	671	986

Total liabilities of discontinued operations	$4,549	$19,777

Goodwill Impairment

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of acquired businesses. Goodwill assets deemed to have indefinite lives are not amortized, but are subject to impairment tests at least annually in accordance with generally accepted accounting standards. The Company reviews the carrying amounts of goodwill assets annually by segment to determine if such assets may be impaired. If the carrying amounts of these assets are not recoverable based upon a discounted cash flow analysis, such assets are reduced by the estimated shortfall of fair value to recorded value. At January 1, 2008, the Company had $13.0 million of goodwill, all attributable to the Housing reporting unit. The Company conducted its annual goodwill impairment test during the fourth quarter of 2008 and the results indicated that the goodwill was fully impaired. Accordingly, the Company recorded a non-cash goodwill impairment charge of $13.0 million in the quarter ended December 31, 2008. The goodwill impairment charges in 2008 were recorded at the corporate level because this goodwill was carried at that level. The Company had no remaining goodwill as of December 31, 2008 or 2009.

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

Future minimum annual operating lease commitments at December 31, 2009 aggregated $1.2 million and are payable during the next 3 years as follows: 2010 - $0.6 million, 2011 - $0.5 million, 2012 - $0.1 million. Total rental expense for the years ended December 31, 2009 and 2008 aggregated $0.6 million ($0.4 million of which was related to continuing operations) and $2.1 million, respectively. In connection with the sale of the assets of the RV business, a liability of $1.6 million was established for existing but unused facilities subject to operating leases that were part of the activities which were exited.  At December 31, 2009, $0.9 million of the $1.2 million lease commitment is related to the former RV operations.

Obligation to Purchase Consigned Inventories

The Company obtains vehicle chassis for its bus products directly from an automobile manufacturer under a converter pool agreement. The agreement generally provides that the manufacturer will provide a supply of chassis at the Company's production facility under the terms and conditions as set forth in the agreement. Chassis received under the converter pool agreement are accounted for as consigned inventory until assigned to a unit in the production process. At that point, the Company is obligated to purchase the chassis and it is recorded as inventory. At December 31, 2009 and 2008, chassis inventory, accounted for as consigned inventory, approximated $3.0 million and $1.9 million, respectively.

Repurchase Agreements

The Company was contingently liable at December 31, 2009 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's former independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provide for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. Although the estimated maximum contingent liability, without offsets for resale, would be approximately $0.4 million at December 31, 2009 ($98 million at December 31, 2008), the risk of loss resulting from these agreements is spread over the Company's numerous former dealers and is further reduced by the resale value of the products repurchased. Further, as time goes on and the Company does not sell additional recreational vehicles, this contingent liability continually reduces because the period during which the Company is subject to buy-back claims is limited to a specific time period, starting from the date of original wholesale sale. The maximum estimated contingent liability reduced by 92% in 2009. Based on losses previously experienced under these obligations and current market conditions, the Company has established a reserve for estimated losses under repurchase agreements. At December 31, 2009 and 2008, $0.2 million and $2.5 million, respectively, were recorded as an accrual for estimated losses under repurchase agreements.

The Company was also contingently liable at December 31, 2009 to a financial institution on repurchase agreements in connection with financing provided by the institution to certain of the Company's independent home builders in connection with their purchase of the Company's housing products. This agreement provides for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a builder's default. Products repurchased from builders under this agreement are accounted for as a reduction in revenue and cost of sales at the time of repurchase. Although the estimated maximum contingent liability, without offsets for resale, would be approximately $4.0 million at December 31, 2009 ($6.1 million at December 31, 2008), the risk of loss resulting from these agreements is spread over the Company's numerous builders and is further reduced by the resale value of the products repurchased. The Company has evaluated the potential for losses under this agreement and has recorded an accrual of $0.1 million at December 31, 2009 and 2008 for estimated losses under the repurchase agreements.

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

13.   COMMITMENTS AND CONTINGENCIES, Continued.

Corporate Guarantees

The Company was contingently liable under guarantees to financial institutions of their loans to independent recreational vehicle dealers for amounts totaling approximately $1.5 million at December 31, 2009 and $6.3 million at December 31, 2008. The Company had an agreement with a financial institution to form a private-label financing program to provide wholesale inventory financing to the Company's former recreational vehicle dealers. The agreement provided for a preferred program that provided financing subject to the standard repurchase agreement described above. In addition, the agreement provided for a reserve pool whereby the financial institution made available an aggregate line of credit not to exceed $40 million that provided financing for dealers that may not otherwise qualify for credit approval under the preferred program. No dealer being provided financing from the reserve pool could receive an aggregate line of credit exceeding $5 million. In addition to the standard repurchase agreement described above, as of December 31, 2009 the Company was contingently liable to the financial institutions up to a maximum of $2.0 million of aggregate losses, as defined by the agreement, incurred by the financial institutions on designated dealers with higher credit risks that were accepted into the reserve pool financing program. The Company has recorded a loss reserve of less than $0.1 million at December 31, 2009 and $0.1 million at December 31, 2008, associated with these guarantees.

Financing Obligation

During the second quarter of 2004, the Company entered into an agreement to provide financing of up to $4.9 million to a developer for the construction of a hotel for which the Company was to provide modular units. The Company had provided $2.3 million in financing to the developer under this arrangement. No funding has been provided since December 2005. The loans are collateralized by a first priority interest in all tangible and intangible property of the borrower. The developer was unable to obtain a building permit, so the Company is pursuing its legal remedies through litigation to recoup the financing extended to date. During the fourth quarter of 2006, the Company obtained title to the real estate that was partial collateral for this note. In the event the sale of the property does not generate proceeds sufficient to cover the financing previously provided, the Company will continue pursuing its legal remedies to recover any shortfall. As of December 31, 2009, the Company has reserved an amount that Management believes the Company may not recover; however, there is a potential for exposure in excess of the amount reserved.

Change of Control Agreements

On February 3, 2000, the Company entered into Change of Control Agreements with key executives. The Agreements have subsequently been amended, and the number of participants reduced. Under the terms of these agreements, in the event of a change in control of the Company, as defined, the Company would be obligated to pay these key executives for severance and other benefits. These agreements had aggregated obligations of approximately $2.5 million and $4.6 million based on salaries and benefits at December 31, 2009 and 2008, respectively. In addition, in the event of a change of control of the Company, all outstanding stock options and SAR's shall become immediately exercisable, restrictions are removed from restricted stock, and all stock awards shall immediately be deemed fully achieved.

Also on February 3, 2000, the Company established a rabbi trust, which in the event of a change of control, as defined, will be funded to cover the Company's obligations under its Change of Control Agreements and its deferred compensation plan.

On October 27, 2009, in exchange for the payment of $500, the key executives who have Change of Control Agreements with the Company agreed to waive the terms of those Agreements with respect to any “change in control,” as that term is defined in the Agreements, in connection with the series of transactions that occurred on that date with H.I.G. All American, LLC.

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

Index

Coachmen Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements, Continued

13.   COMMITMENTS AND CONTINGENCIES, Continued.

Litigation

In February 2009 the Company received a favorable verdict against Crane Composites, Inc. f/k/a Kemlite for breach of contract and multiple warranty claims arising from the sale of defective sidewall material to Coachmen Industries, Inc. and subsidiaries. All of the counts alleged in the original complaint were found in favor of the Company. On April 17, 2009, the Company entered into a settlement agreement with Crane Composites, Inc., f/k/a Kemlite, with respect to this verdict rendered in favor of the Company and its subsidiaries, on the liability portion of this lawsuit.  Pursuant to the terms of the settlement, Crane Composites paid the Company a total of $17.75 million in three installments, with the first installment of $10 million paid on May 8, 2009, the second installment of $3.875 million on June 1, 2009 and the final installment of $3.875 million on July 1, 2009.

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

14.   SUBSEQUENT EVENTS.

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

Subsequent to year-end, the Company failed to meet certain financial covenants of the HIG All American Credit Agreement. HIG did not declare the Company to be in default of any covenant and on March 25, 2010, the Company and HIG reached agreement (subject to final documentation) on revised covenants and other modifications, including the issue of additional warrants to HIG, to the credit agreement. If the Company and HIG are unable to finalize the amendment, HIG would have the rights accorded to them under the terms of the loan agreement which include, among other rights, the right to declare the Company in default of the agreement and demand repayment of the $10 million note. As a result of the modifications, the Company will only have partial access to the $10 million revolving line of credit, for specified purposes, until the Company is in compliance with the original financial covenants of the loan agreement.

Index

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 22, 2009, the Audit Committee of the Board of Directors of Coachmen Industries, Inc. (the "Company") appointed McGladrey & Pullen, LLP ("McGladrey") to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

The decision to change independent registered accounting firms was made by the Company’s Audit Committee following the solicitation of proposals from a number of other registered public accounting firms, including the Company’s incumbent independent registered public accounting firm of Ernst & Young LLP.

The decision to appoint McGladrey was made following a thorough review of the proposals submitted, including the price and services to be provided. The Audit Committee also gave significant consideration to changes in the condition of the overall economic environment and the industries in which the Company operates.

During the Company’s two most recent fiscal years ended December 31, 2008 and 2007, neither the Company nor anyone on its behalf consulted with McGladrey regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided that McGladrey concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

On July 22, 2009, the Audit Committee notified Ernst & Young LLP (“E&Y”) that they no longer will be engaged as the Company’s independent registered public accounting firm effective as of that date. The audit reports of E&Y on the Company’s consolidated financial statements for each of the two most recent fiscal years ended December 31, 2008 and 2007, did not contain any adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope, or accounting principles, except that the E&Y audit report on the Company’s 2008 consolidated financial statements contained a "going concern" explanatory paragraph. This explanatory paragraph addressed the Company’s recurring losses from operations and lack of liquidity, thus raising substantial doubt regarding the Company's ability to continue as a going concern based on the information available on the date of the report, which was March 23, 2009. During the Company's two most recent fiscal years ended December 31, 2008 and 2007, and in the subsequent interim period through the date of their dismissal, there were no disagreements with E&Y, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to E&Y’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

The Company provided E&Y with a copy of the above disclosures. E&Y also filed with the Securities and Exchange Commission a letter stating that E&Y agrees with the statements set forth above related to E&Y.

Item 9A.                    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has conducted an evaluation, as of December 31, 2009, of the Company's disclosure controls and procedures; as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Index

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2009 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

Part III.

Item 10.                     Directors and Executive Officers of the Registrant

(a) Identification of Directors

Information regarding the Registrant's directors is contained under the caption "Election of Directors" in the Company's Proxy Statement dated April 1, 2010 and is incorporated herein by reference.

(b) Executive Officers of the Company

See "Executive Officers of the Registrant" contained herein.

(c) Beneficial Ownership Reporting Compliance

Information for "Section 16(a) Beneficial Ownership Reporting Compliance" is contained under that caption in the Company's Proxy Statement dated April 1, 2010 and is incorporated herein by reference.

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

(e) Audit Committee and Financial Expert of the Audit Committee

Information regarding the Registrant's Audit Committee, including the committee members designated as Financial Experts is contained under the caption "Audit Committee" in the Company's Proxy Statement dated April 1, 2010 and is incorporated herein by reference.

(f) Nominations for Director

Information regarding the Registrant's procedures for nominations for director is contained under the caption "Nomination for Director" in the Company's Proxy Statement dated April 1, 2010 and is incorporated herein by reference.

Item 11.                   Executive Compensation

Information for Item 11 is contained under the headings "Summary Compensation Table," "Outstanding Equity Awards at December 31, 2009," and "Outside Director Compensation" in the Company's Proxy Statement dated April 1, 2010 and is incorporated herein by reference.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management

Information for Item 12 is contained under the captions "Directors' and Officers' Stock Ownership" and "Stock Ownership Information" in the Company's Proxy Statement dated April 1, 2010 and is incorporated herein by reference.

Index

The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2009:

Equity Compensation Plan Information

Plan Category	# of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	# of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	78,900	$12.24	1,039,038

Equity compensation plans not approved by shareholders	-	-	-

Total	78,900	$12.24	1,039,038

Item 13.                    Certain Relationships and Related Transactions

Information for Item 13 is contained under the heading "Determination of Independence of Directors" in the Company’s Proxy Statement dated April 1, 2010 and is incorporated herein by reference.

Item 14.                    Principal Accountant Fees and Services

Information regarding the Principal Accountant Fees and Services is contained under the caption "Independent Registered Public Accounting Firm" in the Company's Proxy Statement dated April 1, 2010 and is incorporated herein by reference.

Part IV.

Item 15.                    Exhibits and Financial Statement Schedule

(a)  The following Financial Statements and Financial Statement Schedule are included in Item 8 herein.

1. Financial Statements

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009 and 2008
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

Not required as a smaller reporting company.

3. Exhibits

See Index to Exhibits.

Index

SCHEDULE II

Not required as a smaller reporting company.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COACHMEN INDUSTRIES, INC.

Date: March 29, 2010

/s/ R. M. Lavers
R. M. Lavers
(Chief Executive Officer)

/s/ C. A. Zuhl
C. A. Zuhl
(Chief Financial Officer)

/s/ S. L. Patterson
S. L. Patterson
(Corporate Controller)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 29, 2010.

/s/ G. B. Bloom	/s/ D. W. Hudler
G. B. Bloom	D. W. Hudler
(Director)	(Director)

/s/ R. J. Deputy	/s/ W. P. Johnson
R. J. Deputy	W. P. Johnson
(Director)	(Director, Chairman of the Board)

/s/ J. A. Goebel	/s/ E. W. Miller
J. A. Goebel	E. W. Miller
(Director)	(Director)

/s/ M. S. Sanford	/s/ F. de Armas
M.S. Sanford	F. de Armas
(Director)	(Director)

Index

INDEX TO EXHIBITS

Number Assigned In Regulation S-K, Item 601	Description of Exhibit

(3)(a)(i)	Articles of Incorporation of the Company as amended on May 30, 1995 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

(3)(a)(ii)	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4.2 to the Company's Form S-3 Registration Statement, File No. 333-14579).

(3)(b)	By-Laws as modified through October 27, 2009 (incorporated by reference to Exhibit 3(ii) to the Company's Current Report on Form 8-K/A filed October 29, 2009).

(4)(a)	Amended and Restated Rights Agreement dated as of October 23, 2009 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K/A filed October 29, 2009).

(4)(b)
Demand Promissory Note, dated March 23, 2009, in the original principal amount of $2,344,801.71 by Coachmen Industries, Inc. as maker and endorser, payable to Robert J. Deputy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2009).

(4)(c)
Promissory Note dated April 9, 2009 in the original principal amount of $2,000,000 by Coachmen Industries, Inc. as maker and endorser, payable to Lake City Bank on or before April 9, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 9, 2009).

(4)(d)
Promissory Note dated April 9, 2009 in the maximum principal amount of $500,000 by Coachmen Industries, Inc. as maker and endorser, payable to Lake City Bank on or before March 31, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 9, 2009).

(4)(e)
Loan Agreement dated as of October 27, 2009 among Coachmen Industries, Inc., and H.I.G. All American, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed October 29, 2009).

(4)(f)
Senior Secured Revolving Note dated as of October 27, 2009 among Coachmen Industries, Inc., and H.I.G. All American, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed October 29, 2009).

(4)(g)
Secured Subordinated Convertible Tranche B Note dated as of October 27, 2009 among Coachmen Industries, Inc., and H.I.G. All American, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K/A filed October 29, 2009).

(4)(h)
Common Stock Purchase Warrant dated as of October 27, 2009 among Coachmen Industries, Inc., and H.I.G. All American, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K/A filed October 29, 2009).

(4)(i)
Registration Rights Agreement dated as of October 27, 2009 among Coachmen Industries, Inc., and H.I.G. All American, LLC (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K/A filed October 29, 2009).

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

(10)(i)
Form of the 2006 Restricted Stock Award Agreement and listing of the maximum number of shares each Executive Officer may earn under the Agreements (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

(10)(j)
Program Agreement and related Repurchase Agreement dated as of May 10, 2004 between Textron Financial Corporation and certain subsidiaries of Coachmen Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

*(10)(k)
Summary of Life Insurance and Long Term Disability Benefits for Executives (incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

*(10)(l)	Description of Non-management Director Compensation (incorporated by reference to Exhibit 10(r) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

(10)(m)	Mentor Protégé Agreement between Coachmen Industries, Inc. and The Warrior Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 19, 2005).

(10)(n)
Severance and Early Retirement Agreement and General Release of All Claims dated October 23, 2006 among Coachmen Industries, Inc. and Claire C. Skinner (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

(10)(o)
Form of the 2006 Restricted Stock Award Agreement and listing of the maximum number of shares each Executive Officer may earn under the Agreements (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

(10)(p)
2007 Restricted Stock Award Agreement under the 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

(10)(q)
Standard Purchase Agreement dated October 26, 2006, between All American Building Systems and the Warrior Group, Inc. (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

(10)(r)
Standard Purchase Agreement dated December 20, 2007 between All American Building Systems and the Warrior Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 25, 2008).

(10)(s)
Standard Purchase Agreement dated December 20, 2007 between All American Building Systems and the Warrior Group, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 25, 2008).

(10)(t)
Asset Purchase Agreement dated November 20, 2008 between Coachmen Industries, Inc. and several of its subsidiaries and Forest River, Inc. (incorporated by reference to Exhibit 2 to the Company’s Current Report of Form 8-K filed November 24, 2008).

(10)(u)
Promissory Note dated February 26, 2009 in the original principal amount of $2,719,454.29 by Coachmen Industries, Inc. and its subsidiaries payable to Forest River, Inc. (incorporate by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2009).

(10)(v)	Agreement with ARBOC Mobility, LLC (incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

(10)(w)
Purchase Agreement dated March 1, 2010 between All American Building Systems and Radford Place Apartments, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed March 2, 2010).

(11)	No Exhibit - See Consolidated Statements of Operations and Note 9 of Notes to Consolidated Financial Statements, contained herein.

(14)	Code of Ethics (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

(16)	Letter from Ernst & Young dated July 27, 2009 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed July 27, 2009).

(21)	Registrant and Subsidiaries of the Registrant.

(23.1)	Consent of McGladrey & Pullen LLP.

(23.2)	Consent of Ernst & Young LLP.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

* Management Contract or Compensatory Plan.