Form 10-Q
period 2010-03-31
ALL AMERICAN GROUP INC
filed 2010-05-07
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.
OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____.

Commission file number 1-7160

ALL AMERICAN GROUP, INC.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of Common Stock, without par value, outstanding as of the close of business on April 30, 2010:  16,192,016

Index

All American Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2010	2009
Assets	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$5,133	$6,352
Restricted cash	9,685	10,191
Trade receivables, less allowance for doubtful receivables 2010 - $503 and 2009 - $1,234	5,235	3,163
Other receivables	2,162	1,426
Refundable income taxes	2,250	1,939
Inventories	18,198	21,566
Prepaid expenses and other	4,199	4,325
Assets held for sale	4,659	4,659

Total current assets	51,521	53,621

Property, plant and equipment, net	28,134	28,787
Cash value of life insurance, net of loans	72	515
Restricted cash	4,608	4,607
Other	2,239	2,519

TOTAL ASSETS	$86,574	$90,049

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
Accounts payable, trade	$8,762	$9,132
Accrued income taxes	456	691
Accrued expenses and other liabilities	10,969	11,933
Current maturities of long-term debt	362	369

Total current liabilities	20,549	22,125

Long-term debt	5,341	2,828
Fair value of derivative instruments	16,481	13,030
Deferred income taxes	508	508
Postretirement deferred compensation benefits	2,599	2,753
Other	354	448

Total liabilities	45,832	41,692

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY
Common shares, without par value: authorized 60,000 shares; issued 2010 – 21,260 shares and 2009 - 21,257 shares	92,707	92,710
Additional paid-in capital	6,607	6,547
Retained earnings	(1,521)	6,195
Treasury shares, at cost, 2010 – 5,068 shares and 2009 - 5,074 shares	(57,051)	(57,095)
Total shareholders’ equity	40,742	48,357

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$86,574	$90,049

See Notes to Consolidated Financial Statements.

Index

All American Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Net sales
Products	$20,110	$10,444
Delivery and set	1,364	836
	21,474	11,280
Cost of sales
Products	18,947	12,252
Delivery and set	1,361	1,104
	20,308	13,356

Gross profit (loss)	1,166	(2,076)

Operating expenses:
Selling	1,135	637
General and administrative	2,454	3,589
(Gain) loss on sale of assets, net	(8)	1
	3,581	4,227
Operating loss	(2,415)	(6,303)
Nonoperating (income) expense:
Interest expense	5,562	865
Investment income	(463)	(247)
Other income, net	(106)	(801)
	4,993	(183)
Loss from continuing operations before income taxes	(7,408)	(6,120)
Income taxes (credit)	-	-
Net loss from continuing operations	(7,408)	(6,120)

Discontinued operations:
Loss from operations of discontinued entities (net of taxes (credits) of $0)	(308)	(289)
Income from legal settlement (net of taxes of $188)	-	14,722
Income (loss) from discontinued operations	(308)	14,433

Net income (loss)	$(7,716)	$8,313

Earnings (loss) per share – Basic and Diluted
Continuing operations	$(0.46)	$(0.39)
Discontinued operations	(0.02)	0.92
Net income (loss) per share	$(0.48)	$0.53

Number of common shares used in the computation of earnings (loss) per share:
Basic	16,142	15,807
Diluted	16,142	15,807

See Notes to Consolidated Financial Statements.

Index

All American Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,716)	$8,313
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,021	666
Provision for doubtful receivables, net of recoveries	(150)	(65)
Amortization of discount on convertible debt	1,250	-
Fair value adjustment to derivative instruments	3,450	-
PIK interest	850	-
Net realized/unrealized gain on cash flow hedges	-	3
(Gain)/loss on sale of properties and other assets, net	(8)	1
Increase in cash surrender value of life insurance policies	(2)	(64)
Other	(143)	(35)
Changes in certain assets and liabilities:
Accounts receivable	(2,658)	(15,535)
Inventories	3,368	(287)
Prepaid expenses and other	(312)	874
Accounts payable, trade	(370)	(2,776)
Income taxes - accrued and refundable	(546)	252
Accrued expenses and other liabilities	(964)	(7,728)
Net cash used in operating activities	(2,930)	(16,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of properties and other assets	298	2
Investments in life insurance policies	445	771
Purchases of property and equipment	(218)	(462)
Restricted cash and other	783	2,112
Net cash provided by investing activities	1,308	2,423

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	-	2,345
Payments of short-term borrowings	-	(3,096)
Proceeds from borrowings on cash value of life insurance policies	-	1,452
Proceeds fom long-term debt	500	-
Payments of long-term debt	(94)	(19)
Other	(3)	7
Purchases of common shares for treasury	-	(47)
Net cash provided by financing activities	403	642

Decrease in cash and cash equivalents	(1,219)	(13,316)

CASH AND CASH EQUIVALENTS:
Beginning of period	6,352	15,745
End of period	$5,133	$2,429

See Notes to Consolidated Financial Statements.

Index

All American Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.     BASIS OF PRESENTATION.

The condensed consolidated financial statements have been prepared by All American Group, Inc. (“the Company”), without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes the disclosures made in this document are adequate so as not to make the information presented misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, and read in conjunction with these notes, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the Company as of March 31, 2010, and the results of its operations and cash flows for the interim periods presented. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009.

Index

2.     SEGMENT INFORMATION.

The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's two reportable segments are Specialty Vehicles and Housing. The Company evaluates the performance of its segments based primarily on net sales and pre-tax income and allocates resources to them based on performance. There are no inter-segment revenues. The Company allocates certain corporate expenses to these segments based on three dimensions: revenues, subsidiary structure and number of employees. Differences between reported segment amounts and corresponding consolidated totals represent corporate income or expenses for administrative functions and income, debt expenses, costs or expenses relating to property and equipment that are not allocated to segments.

The table below presents information about the segments, used by the chief operating decision maker of the Company for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2010	2009
Net sales
Specialty vehicles	$7,273	$1,071
Housing	14,201	10,209
Consolidated total	$21,474	$11,280

Gross profit
Specialty vehicles	$890	$(433)
Housing	276	(1,634)
Other	-	(9)
Consolidated total	$1,166	$(2,076)

Operating expenses
Specialty vehicles	$404	$286
Housing	2,940	2,846
Other reconciling items	237	1,095
Consolidated total	$3,581	$4,227

Operating income (loss)
Specialty vehicles	$487	$(719)
Housing	(2,664)	(4,479)
Other reconciling items	(238)	(1,105)
Consolidated total	$(2,415)	$(6,303)

	March 31,	December 31,
	2010	2009
Total assets
Specialty vehicles	$10,403	$6,715
Housing	39,621	42,461
Other reconciling items	36,550	40,873
Consolidated total	$86,574	$90,049

 Index

3.     INVENTORIES.

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials
Specialty vehicles	$2,573	$3,493
Housing	3,213	3,691
Other	-	14
Consolidated total	5,786	7,198

Work in process
Specialty vehicles	1,399	1,780
Housing	1,409	1,554
Consolidated total	2,808	3,334

Improved lots
Housing	391	391
Consolidated total	391	391

Finished goods
Specialty vehicles	262	483
Housing	8,951	10,160
Consolidated total	9,213	10,643

Consolidated total	$18,198	$21,566

4.     LONG-TERM ASSETS.

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31, 2010	December 31, 2009

Land and improvements	$7,293	$7,549
Buildings and improvements	31,782	31,777
Machinery and equipment	10,862	10,789
Transportation equipment	10,308	10,398
Office furniture and fixtures	14,260	14,138

Total	74,505	74,651
Less, accumulated depreciation	46,371	45,864

Property, plant and equipment, net	$28,134	$28,787

At March 31, 2010, and December 31, 2009, the Company had $4.7 million classified in assets held for sale.  These assets were available and listed for sale.  These assets consisted of former Housing Segment property and buildings, including the former manufacturing facility in Zanesville, Ohio that was consolidated into a larger Indiana manufacturing plant, plus a warehouse and office building in Decatur, Indiana.  Additionally included is a former RV paint facility located in Elkhart, Indiana that the Company sold on December 5, 2007 for $2.9 million consisting of cash of $0.3 million and a $2.6 million secured note that was due in full December 2008.  Due to the default on the secured note, the property reverted back to the Company during the third quarter of 2009.

Index

4.     LONG-TERM ASSETS, Continued.

Joint Venture – Note Receivable

In December 2007, the Company entered into an agreement to produce ADA compliant low floor accessible buses for ARBOC Mobility, LLC, a marketer of specialized transit and shuttle buses designed for users with mobility challenges. This bus incorporates patent pending technologies provided by ARBOC Mobility. In connection with the agreement with ARBOC Mobility, LLC, the Company agreed to finance up to $1.0 million of start up cash requirements. As of March 31, 2010, the Company has a note receivable of $0.9 million due from ARBOC Mobility, LLC for start up cash requirements. The note is on a month-by-month basis and bears interest at the rate of 1% per month on the principal balance. The note is included in other receivables on the Consolidated Balance Sheet at a net amount of $0.6 million after write-down for the Company’s portion of joint venture losses to date. The Company has a 30% interest in this entity and therefore accounts for this investment on the equity basis. Related party transactions with ARBOC Mobility, LLC include sales of $6.9 million in the first quarter of 2010 and of $0.6 million in the first quarter of 2009. Outstanding accounts receivable were approximately $4.9 million at March 31, 2010 and approximately $1.7 million at December 31, 2009.

5.     ACCRUED EXPENSES AND OTHER LIABILITIES.

Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2010	December 31, 2009

Wages, salaries, bonuses and commissions and other compensation	$541	$226
Dealer incentives, including volume bonuses, dealer trips, interest reimbursement, co-op advertising and other rebates	152	173
Warranty	3,444	4,162
Insurance-products and general liability, workers compensation, group health and other	2,805	3,105
Customer deposits and unearned revenues	1,849	1,391
Interest	82	400
Sales and property taxes	784	778
Other current liabilities	1,312	1,698

Total	$10,969	$11,933

Changes in the Company's warranty liability during the three-month periods ended March 31 were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Balance of accrued warranty at beginning of period	$4,162	$9,688
Warranties issued during the period and changes in liability for pre-existing warranties	842	789
Settlements made during the period	(1,560)	(2,154)

Balance of accrued warranty at March 31	$3,444	$8,323

At March 31, 2010 warranty reserves include estimated amounts related to recreational vehicle warranty obligations retained by the Company after the sale of the recreational vehicle business in December 2008.  The $10.0 million indemnity escrow account created as a result of the recreational vehicle business asset sale, which at March 31, 2010 has a balance of $4.6 million (see Note 11, Restricted Cash) is included in restricted cash at March 31, 2010, and  is subject to reduction to pay for the recreational vehicle warranty obligations retained by the Company.

Index

6.     COMPREHENSIVE INCOME (LOSS).

The changes in the components of comprehensive income (loss) for the three months ended March 31 are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Net income (loss)	$(7,716)	$8,313
Unrealized gains on cash flow hedges, net of taxes	-	3

Comprehensive income (loss)	$(7,716)	$8,316

At March 31, 2009 the accumulated other comprehensive income, net of tax, relating to deferred losses on cash flow hedges was ($72,000). In October 2009, the interest rate swap agreement with a notional amount of $1.8 million that was used to convert the variable interest rates on an industrial development revenue bond to a fixed rate was terminated and paid.

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

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income (loss) available to common stockholders	$(7,716)	$8,313
Denominator:
Number of shares outstanding, end of period:
Weighted average number of common shares used in basic EPS	16,142	15,807
Effect of dilutive securities	-	-
Weighted average number of common shares used in diluted EPS	16,142	15,807

For the quarters ending March 31, 2010 and 2009, 78,900 and 132,850 shares, respectively, of outstanding stock options were not included in the computation of diluted earnings per share because their exercise price was greater than the average market prices for the respective periods and their inclusion would have been antidilutive.

Share Repurchase Programs

Periodically, the Company has repurchased its common stock as authorized by the Board of Directors. Under the repurchase program, common shares are purchased from time to time, depending on market conditions and other factors, on the open market or through privately negotiated transactions. During August 2006, the Company announced that the Board of Directors had authorized a share repurchase of up to one million shares. During the first quarter of 2009, the Company repurchased 24,914 shares for a total cost, including commissions, of $46,993. At March 31, 2010, there are 931,071 shares remaining authorized for repurchase by the Board of Directors

Index

8.     INCOME TAXES.

As of the beginning of fiscal year 2010, the Company had unrecognized tax benefits of $2.0 million including interest and penalties. During the 1st quarter of 2010, the Company reached a settlement with the IRS with respect to its appeal of the disallowance of Federal Research & Expenditure tax credits for the years 1999 to 2004. As a result of this settlement, unrecognized tax benefits were reduced $1.7 million leaving the Company with $0.3 million of unrecognized tax benefits as of March 31, 2010.

The Company is subject to periodic audits by U.S. federal and state taxing authorities.  In 2006, the Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns specifically for the purpose of reviewing claims for Research and Expenditure credits for the years 1999 through 2004. The audit of these claims has been concluded and a settlement was concluded during the first quarter. The settlement of this audit resulted in $0.3 million in interest income being recorded in the first quarter of 2010.

For the majority of tax jurisdictions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004.

In the first quarter of 2010, a valuation allowance of $0.1 million was recognized to offset potential net operating loss tax benefits associated with losses for the three-month period ended March 31, 2010 essentially reducing the effective tax rate to zero.  In the first quarter of 2009, due to the Company’s cumulative losses in recent years, net operating loss carryforwards were utilized to offset the current taxable income, reducing the effective tax rate to 2.2% for the first quarter of 2009. The ability to use net operating loss carryforwards to offset future taxable income is dependent on a number of factors and complex regulations and is determined at the time of completion of the annual tax returns.

9.     COMMITMENTS AND CONTINGENCIES.

Obligation to Purchase Consigned Inventories

The Company obtains certain of its vehicle chassis for its bus products directly from an automobile manufacturer under a converter pool agreement. The agreement generally provides that the manufacturer will provide a supply of chassis at the Company's production facilities under the terms and conditions as set forth in the agreement. These chassis are accounted for as consigned inventory until assigned to a unit in the production process. At that point, the Company is obligated to purchase the chassis and it is recorded as inventory. At March 31, 2010 and December 31, 2009, chassis inventory, accounted for as consigned inventory, approximated $2.9 million and $3.0 million, respectively.

Repurchase Agreements

The Company was contingently liable at December 31, 2009 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's former independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provided for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The estimated maximum contingent liability, without offsets for resale, was approximately $0.4 million at December 31, 2009. The Company was subject to buy-back claims for a limited specific time period, starting from the date of original wholesale sale. This specified time period has expired, and at March 31, 2010, the Company is no longer liable for these repurchase claims.  Based on losses previously experienced under these obligations, the Company had established a reserve for estimated losses under repurchase agreements. At December 31, 2009, $0.2 million was recorded as an accrual for estimated losses under repurchase agreements.

The Company was also contingently liable at March 31, 2010 to a financial institution on repurchase agreements in connection with financing provided by the institution to certain of the Company's independent home builders in connection with their purchase of the Company's housing products. This agreement provides for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a builder's default. Products repurchased from builders under this agreement are accounted for as a reduction in revenue and cost of sales at the time of repurchase. Although the estimated contingent liability without offsets for resale would be approximately $3.9 million at March 31, 2010 ($4.0 million at December 31, 2009), the risk of loss resulting from these agreements is spread over the Company's numerous builders and is further reduced by the resale value of the products repurchased. The Company has evaluated the potential for losses under this agreement and has recorded an accrual of $0.1 million as of March 31, 2010 and December 31, 2009 for estimated losses under the repurchase agreement.

Index

9.     COMMITMENTS AND CONTINGENCIES, Continued.

Corporate Guarantees

The Company was contingently liable under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $1.3 million at March 31, 2010 and $1.5 million at December 31, 2009. The Company had an agreement with a financial institution to form a private-label financing program to provide wholesale inventory financing to the Company's former recreational vehicle dealers. The agreement provided for a preferred program that provided financing subject to the standard repurchase agreement described above. In addition, the agreement provided for a reserve pool whereby the financial institution made available an aggregate line of credit not to exceed $40 million that provided financing for dealers that may not otherwise qualify for credit approval under the preferred program. No dealer being provided financing from the reserve pool could receive an aggregate line of credit exceeding $5 million. In addition to the standard repurchase agreement described above, at March 31, 2010 the Company was contingently liable to the financial institutions up to a maximum of $2.0 million of aggregate losses, as defined by the agreement, incurred by the financial institutions on designated dealers with higher credit risks that were accepted into the reserve pool financing program. The Company has recorded a loss reserve of $0.1 million at March 31, 2010 and December 31, 2009 associated with these guarantees.

Financing Obligation

During the second quarter of 2004, the Company entered into an agreement to provide financing of up to $4.9 million to a developer for the construction of a hotel for which the Company was to provide modular units. As of March 31, 2009, the Company provided $2.3 million in financing to the developer under this arrangement. No funding has been provided since December 2005. The loans are collateralized by a first priority interest in all tangible and intangible property of the borrower. The developer was unable to obtain a building permit, so the Company is pursuing its legal remedies through litigation to recoup the financing extended to date. During the fourth quarter of 2006, the Company obtained title to the real estate that was partial collateral for this Note. In the event the sale of the property does not generate proceeds sufficient to cover the financing previously provided, the Company will continue pursuing its legal remedies to recover any shortfall. As of March 31, 2010, the Company has reserved an amount for which Management believes the Company may not recover, however, there is a potential for exposure in excess of the amount reserved.

Litigation

In February 2009 the Company received a favorable verdict against Crane Composites, Inc. f/k/a Kemlite for breach of contract and multiple warranty claims arising from the sale of defective sidewall material to All American Group, Inc. and subsidiaries. All of the counts alleged in the original complaint were found in favor of the Company. On April 17, 2009, the Company entered into a settlement agreement with Crane Composites, Inc., f/k/a Kemlite, with respect to this verdict rendered in favor of the Company and its subsidiaries, on the liability portion of this lawsuit.  Pursuant to the terms of the settlement, Crane Composites paid the Company a total of $17.75 million in three installments, with the first installment of $10 million paid on May 8, 2009, the second installment of $3.875 million on June 1, 2009 and the final installment of $3.875 million on July 1, 2009.

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

Index

10.   STOCK-BASED COMPENSATION.

The Company has not granted any stock option awards since 2003. Compensation expense related to the Company's Employee Stock Purchase Plan was not significant for the first quarter of 2010.  Compensation expense related to prior year restricted stock grants was not material for the three-month periods ended March 31, 2010 and 2009.

11.   RESTRICTED CASH.

The Company had $14.3 million and $14.8 million of restricted cash as of March 31, 2010 and December 31, 2009, respectively.

Restricted cash amounts are as follows (in thousands):

	March 31,	December 31,
	2010	2009
Cash collateral for letters of credit (1)	$8,555	$8,550
Indemnity escrow account (2)	4,575	5,147
Cash collateral for workers compensation trust accounts	1,100	1,101
Other	63	-
Total restricted cash	$14,293	$14,798

(1)	The amount classified as current assets is $5.0 million as of March 31, 2010 and December 31, 2009.
(2)	The indemnity escrow account is related to the agreement for the asset sale of the recreational vehicle business.

12.  DEBT.

On April 9, 2009, All American Group, Inc. and Lake City Bank entered into an agreement for a $2 million three-year note in exchange for cash loaned to the Company by Lake City Bank.  The note is fully collateralized by certain properties, bears interest at the rate of 6.250% per annum, and has a maturity date of April 9, 2012.  At March 31, 2010 and December 31, 2009, the amount outstanding was approximately $1.9 million.

On April 9, 2009, All American Group, Inc. gave a promissory note to Lake City Bank in connection with the bank’s provision of a $0.5 million working capital line of credit.  The note is fully collateralized by certain properties, and borrowings against this line will bear interest at a variable rate, with a minimum interest rate of 5% per annum.  This line of credit has a maturity date of March 31, 2012.  At March 31, 2010, $0.5 million was outstanding on this line, and at December 31, 2009, there were no borrowings against this line of credit.

On October 27, 2009, the Company completed a two-year $20.0 million loan agreement as borrowers with H.I.G. All American, LLC (H.I.G.) for $10.0 million of senior secured revolving notes and $10.0 million of convertible debt (Secured Subordinated Convertible Tranche B Notes).  This loan agreement is collateralized by substantially all of the assets of the Company. As part of the Secured Subordinated Convertible Tranche B Notes, the Company also issued to H.I.G. an aggregate of approximately 6.7 million Common Stock Purchase Warrants exercisable at a price of $0.00001 per share upon the occurrence of a triggering event (as defined in the agreement) and prior to the tenth anniversary from the date of the loan agreement.  The revolving notes bear interest at a rate equal to LIBOR plus 5%, payable in cash monthly.  The convertible debt bears interest at the rate of 20% per annum, payable in either cash semiannually or as PIK interest that accrues and increases the principal amount.  All principal and accrued interest on the Secured Subordinated Convertible Tranche B Notes is convertible into shares of the Company’s common stock at the election of H.I.G. and is exercisable at any time up until the end of the two-year term of the notes at the conversion price of $0.979 per share, the 90-day average stock price prior to the Letter of Intent. The warrants and Tranche B Note both contain anti-dilution protection in the event the Company issues in excess of 16,403,409 shares of its common stock.

Index

The Company recorded a debt discount on the convertible notes for the full $10.0 million due to the issuance of the Common Stock Purchase Warrants, as well as the existence of a beneficial conversion feature.  The interest due to H.I.G on the convertible debt on the March 30, 2010 due date was $0.9 million, and was added to the Note balance as PIK interest.  As a result, at March 31, 2010, the Tranche B Note can be converted into 11,082,737 shares and the Warrant can be exercised for 6,871,536 shares, due to the anti-dilution protection.

The fair value of the warrants and the beneficial conversion feature were $9.5 million and $7.0 million, respectively, at March 31, 2010, and $7.6 million and $5.4 million, respectively, at December 31, 2009 and are recorded as a long-term liability on the Consolidated Balance Sheet. At March 31, 2010, the fair value adjustment to the warrants and the beneficial conversion feature and the additional shares resulting from the PIK interest resulted in an additional $3.5 million being recorded as a liability and an additional non-cash interest expense as a result of the increase in the Company’s stock price since December 31, 2009. The Company recorded a debt discount on the convertible notes for the full $10.0 million due to the issuance of the warrants and beneficial conversion feature whose fair value exceeded the value of the debt. The amortization of the $10.0 million in debt discounts will be reported as an increase in long-term debt and additional interest expense over the two-year term of the loan agreement. Amortization of debt discount on the convertible notes amounted to $1.3 million for the quarter ended March 31, 2010. The remaining unamortized discount was $7.9 million at March 31, 2010.

During the first quarter of 2010, the Company failed to meet certain financial covenants of the H.I.G. All American Credit Agreement. H.I.G. did not declare the Company to be in default of any covenant and on April 5, 2010, the Company and H.I.G. All American, LLC (H.I.G.) entered into the First Amendment to the Loan Agreement (the “First Amendment”). In the First Amendment, H.I.G. waived specified Events of Default that had occurred under the Loan Agreement dated October 27, 2009 between the Company and H.I.G prior to April 5, 2010.

First Amendment to the Loan Agreement

The Company and H.I.G. All American, LLC (H.I.G.) entered into the First Amendment to the Loan Agreement (the “First Amendment”) on April 5, 2010. The Company issued a new warrant to purchase up to 9,557,939 shares of the Company’s common stock (the “New Warrant”) exercisable at a price $0.00001 per share as consideration to H.I.G. for entering into the First Amendment. The warrant originally issued pursuant to the Loan Agreement (the “Original Warrant”) and the Tranche B Note were amended and restated to reflect the anti-dilution adjustments that occurred as a result of the issuance of the New Warrant. The Original Warrant, as amended, now can be exercised for 10,925,926 shares, and the Tranche B Note now can be converted into 17,728,758 shares (including PIK interest due March 30, 2010). The amended and restated Original Warrant, the New Warrant and the amended and restated Tranche B Note all contain anti-dilution protection in the event the Company issues in excess of 16,403,409 shares of its common stock. The outstanding principal of the amended and restated Tranche B Note (including PIK interest) is convertible into shares of the Company’s common stock at an initial conversion price of $0.612 per share.

The additional 6.6 million shares that the Tranche B Note can be converted into along with the additional warrants to purchase 13.6 million shares have a fair value of approximately $26.8 million.

The First Amendment revised covenants and contains other modifications to the credit agreement. As a result of the modifications, the Company will only have partial access to the $10 million revolving line of credit, for specified purposes, until the Company is in compliance with the original financial covenants of the loan agreement.

13.   SUBSEQUENT EVENTS.

We do not believe there are any material subsequent events which would require further disclosure other than on April 5, 2010, the Company and H.I.G. All American, LLC (H.I.G.) entered into the First Amendment to the Loan Agreement as discussed in Note 12, Debt.

Index

All American Group, Inc. and Subsidiaries
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

	Three		Three		Percentage
	Months		Months		Change
	Ended	Percentage	Ended	Percentage	2010
	March 31,	of	March 31,	of	to
	2010	Net Sales	2009	Net Sales	2009
Net sales:
Specialty vehicles	$7,273	33.9%	$1,071	9.5%	579.1%
Housing	14,201	66.1	10,209	90.5	39.1
Consolidated total	21,474	100.0	11,280	100.0	90.4

Gross profit:
Specialty vehicles	890	12.2	(433)	(40.4)	305.5
Housing	276	1.9	(1,634)	(16.0)	116.9
Other	-	-	(9)	-	100.0
Consolidated total	1,166	5.4	(2,076)	(18.4)	156.2

Operating expenses:
Selling	1,135	5.3	637	5.7	78.2
General and administrative	2,454	11.4	3,589	31.8	(31.6)
(Gain) loss on sale of assets, net	(8)	-	1	-	n/m
Consolidated total	3,581	16.7	4,227	37.5	(15.3)

Nonoperating (income) expense	4,993	23.3	(183)	(1.6)	n/m

Loss from continuing operations before income taxes	(7,408)	(34.5)	(6,120)	(54.3)	(21.0)
Tax expense (credit)	-	-	-	-	-
Net loss from continuing operations	(7,408)	(34.5)	(6,120)	(54.3)	(21.0)

Discontinued operations:
Loss from operations of discontinued entities (net of taxes)	(308)	(1.4)	(289)	(2.5)	(6.6)
Income from legal settlement (net of tax)	-	-	14,722	130.5	n/m
Income (loss) from discontinued operations	(308)	(1.4)	14,433	128.0	(102.1)

Net income (loss)	$(7,716)	(35.9)%	$8,313	73.7%	(192.8)%

n/m - not meaningful

Index

NET SALES

Consolidated net sales from continuing operations for the quarter ended March 31, 2010 were $21.5 million, an increase of $10.2 million, or 90.4%, from the $11.3 million reported for the corresponding quarter last year.

The Company’s Housing Segment experienced a net sales increase for the quarter ended March 31, 2010 of 39.1%, from $10.2 million during the first quarter of 2009 to $14.2 million for the first quarter of 2010, due mainly to the impact of major project revenues in the first quarter of 2010 offsetting the continued weakness in traditional single-family housing markets. The challenges created by the ongoing housing recession were partially mitigated by successful major projects multi-family living unit revenue, which increased 310% compared to the first quarter of 2009.

The Company’s Specialty Vehicle Segment, through a joint venture with ARBOC Mobility, manufactures a line of low floor ADA (Americans with Disabilities Act)-compliant buses under the Spirit of Mobility brand name. Net sales for the Specialty Vehicle Segment for the quarter ended March 31, 2010 were $7.3 million compared to $1.1 million for the first quarter of 2009. The significant increase is a result of the market's enthusiasm for the special features available only on the ARBOC Mobility product offering.

COST OF SALES

As a percentage of net sales, cost of sales was 94.6% for the three-month period ended March 31, 2010 compared to 118.4% for the three months ended March 31, 2009. Cost of sales from continuing operations increased 52.0%, or $7.0 million, for the three months ended March 31, 2010 compared to the comparable period in 2009. The corresponding gross profit increased to $1.2 million or 5.4% of net sales for the three-month period ended March 31, 2010 compared to a loss of $(2.1) million or (18.4)% of net sales for the three months ended March 31, 2009. Gross profit was positively impacted in the first quarter of 2010 by increased sales and a corresponding production volume increase (production volume increased over 100% compared to the first quarter of 2009), resulting in improved utilization of the Company's manufacturing facilities yielding improvement in operating leverage.

OPERATING EXPENSES

As a percentage of net sales, operating expenses from continuing operations, which include selling, general and administrative expenses, were 16.7% and 37.5% for the three-month periods ended March 31, 2010 and 2009, respectively.

Selling expenses were $1.1 million and 5.3% of net sales for the 2010 quarter compared to $0.6 million and 5.7% of net sales for the three-month period ended March 31, 2009. The $0.5 million increase in selling expenses for the three-month period of 2010 versus 2009 was primarily due to increased sales promotion expenses attributable to the increase in sales revenue.

General and administrative expenses were $2.5 million and 11.4% of net sales for the 2010 quarter compared to $3.6 million and 31.8% for the 2009 corresponding quarter. The decrease of $1.1 million in general and administrative expenses for the three-month period of 2010 versus 2009 was primarily the result of reduced payroll related expenses and professional services  including legal fees such as for the Crane Composites trial that were incurred in the first quarter of 2009.

INTEREST EXPENSE

Interest expense was $5.6 million and $0.9 million for the three-month periods ended March 31, 2010 and 2009, respectively. Interest expense increased significantly due to non-cash interest charges of $4.8 million related to the H.I.G. convertible debt transaction (see Note 12 Debt).  This increase consisted of a fair value adjustment to warrants and the beneficial conversion feature and the addition of PIK interest amounting to $3.5 million and amortization of debt discount on the convertible notes amounting to $1.3 million for the quarter ended March 31, 2010.

INVESTMENT INCOME

There was a net investment income of $0.5 million and $0.2 million, respectively, for the quarters ended March 31, 2010 and 2009. The $0.3 million increase was attributable to interest income related to a tax refund claim.

OTHER INCOME, NET

Other income, net, represents income of $0.1 million for the first quarter of 2010 and $0.8 million in the first quarter of 2009. The higher amount in the first quarter of 2009 was primarily the result of income on Company-owned life insurance policies which have since largely been redeemed.

Index

PRE-TAX INCOME (LOSS)

Pre-tax loss from continuing operations for the first quarter of 2010 was $(7.4) million compared with a pre-tax loss of $(6.1) million in the first quarter of 2009.

INCOME TAXES

Due to the Company’s cumulative losses in recent years, no tax benefit from continuing operations was recognized in the quarters ending March 31, 2010 and 2009. (see Note 8 of Notes to Consolidated Financial Statements).

DISCONTINUED OPERATIONS

In February 2009 the Company received a favorable verdict against Crane Composites, Inc. f/k/a Kemlite for breach of contract and multiple warranty claims arising from the sale of defective sidewall material to All American Group, Inc. subsidiaries. All of the counts alleged in the original complaint were found in favor of the Company. On April 17, 2009, the Company entered into a settlement agreement with Crane Composites, Inc., f/k/a Kemlite, with respect to this verdict rendered in favor of the Company and its subsidiaries, on the liability portion of this lawsuit.  Pursuant to the terms of the settlement, Crane Composites paid the Company a total of $17.75 million in three installments, with the first installment of $10 million paid on May 8, 2009, the second installment of $3.875 million on June 1, 2009 and the final installment of $3.875 million on July 1, 2009.

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

NET INCOME (LOSS)

Net loss from continuing operations for the quarter ended March 31, 2010 was ($7.4) million (a loss of ($0.46) per diluted share) compared to net loss from continuing operations of ($6.1) million (a loss of ($0.39) per diluted share) for 2009. Net loss for the quarter ended March 31, 2010 was $(7.7) million (a loss of $(0.48) per diluted share) compared to net income of $8.3 million (a profit of $0.53 per diluted share) for 2009.

Index

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company generally relies on funds from operations and availability from various lines of credit, previously including cash surrender value of life insurance policies, as its primary sources of working capital and liquidity. During 2009 the Company determined it to be most advantageous to surrender the majority of Company-owned life insurance policies effective October 2009.   As a result, the Company received the cash surrender value of the policies redeemed, and eliminated the related borrowings, associated interest expense and future premium obligations on the policies.  At December 31, 2009 the carrying amount of the remaining life insurance policies, which equaled their fair value, was $0.5 million ($6.0 million less $5.5 million of policy loans).  Additional Company-owned life insurance policies were surrendered during January 2010, resulting in the Company receiving $0.4 million cash in the first quarter of 2010. At March 31, 2010, the value of the remaining life insurance policies, which equaled their fair value, was $0.1 million.

At March 31, 2010, working capital decreased to $31.0 million from $31.5 million at December 31, 2009. The $2.1 million decrease in current assets at March 31, 2010 versus December 31, 2009 was primarily due to decrease in inventories and cash offset by an increase in receivables. The $1.6 million decrease in current liabilities at March 31, 2010 versus December 31, 2009 was primarily due to a decrease in accounts payable and accrued income taxes.

On April 9, 2009, All American Group, Inc. and Lake City Bank entered into an agreement for a $2 million three-year note in exchange for cash loaned to the Company by Lake City Bank.  The note is fully collateralized by certain properties, bears interest at the rate of 6.250% per annum, and has a maturity date of April 9, 2012.  At March 31, 2010 and December 31, 2009, the amount outstanding was approximately $1.9 million.

On April 9, 2009, All American Group, Inc. gave a promissory note to Lake City Bank in connection with the bank’s provision of a $0.5 million working capital line of credit.  The note is fully collateralized by certain properties, and borrowings against this line will bear interest at a variable rate, with a minimum interest rate of 5% per annum.  This line of credit has a maturity date of March 31, 2012.  At March 31, 2010, $0.5 million was outstanding on this line, and at December 31, 2009, there were no borrowings against this line of credit.

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

The Company recorded a debt discount on the convertible notes for the full $10.0 million due to the issuance of the Common Stock Purchase Warrants, as well as the existence of a beneficial conversion feature.  The interest due to H.I.G on the convertible debt on the March 30, 2010 due date was $0.9 million, and was added to the Note balance as PIK interest.  As a result, at March 31, 2010, the Tranche B Note can be converted into 11,082,737 shares and the Warrant can be exercised for 6,871,536 shares, due to the anti-dilution protection.

The fair value of the warrants and the beneficial conversion feature were $9.5 million and $7.0 million, respectively, at March 31, 2010, and $7.6 million and $5.4 million, respectively, at December 31, 2009 and are recorded as a long-term liability on the Consolidated Balance Sheet. At March 31, 2010, the fair value adjustment to the warrants and the beneficial conversion feature and the additional shares resulting from the PIK interest resulted in an additional $3.5 million being recorded as a liability and an additional non-cash interest expense as a result of the increase in the Company’s stock price since December 31, 2009. The Company recorded a debt discount on the convertible notes for the full $10.0 million due to the issuance of the warrants and beneficial conversion feature whose fair value exceeded the value of the debt. The amortization of the $10.0 million in debt discounts will be reported as an increase in long-term debt and additional interest expense over the two-year term of the loan agreement. Amortization of debt discount on the convertible notes amounted to $1.3 million for the quarter ended March 31, 2010. The remaining unamortized discount was $7.9 million at March 31, 2010.

During the first quarter of 2010, the Company failed to meet certain financial covenants of the H.I.G. All American Credit Agreement. H.I.G. did not declare the Company to be in default of any covenant and on April 5, 2010, the Company and H.I.G. All American, LLC (H.I.G.) entered into the First Amendment to the Loan Agreement (the “First Amendment”). In the First Amendment, H.I.G. waived specified Events of Default that had occurred under the Loan Agreement dated October 27, 2009 between the Company and H.I.G prior to April 5, 2010.

Index

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION, Continued

The Company and H.I.G. All American, LLC (H.I.G.) entered into the First Amendment to the Loan Agreement (the “First Amendment”) on April 5, 2010. The Company issued a new warrant to purchase up to 9,557,939 shares of the Company’s common stock (the “New Warrant”) exercisable at a price $0.00001 per share as consideration to H.I.G. for entering into the First Amendment. The warrant originally issued pursuant to the Loan Agreement (the “Original Warrant”) and the Tranche B Note were amended and restated to reflect the anti-dilution adjustments that occurred as a result of the issuance of the New Warrant. The Original Warrant, as amended, now can be exercised for 10,925,926 shares, and the Tranche B Note now can be converted into 17,728,758 shares (including PIK interest due March 30, 2010). The amended and restated Original Warrant, the New Warrant and the amended and restated Tranche B Note all contain anti-dilution protection in the event the Company issues in excess of 16,403,409 shares of its common stock. The outstanding principal of the amended and restated Tranche B Note (including PIK interest) is convertible into shares of the Company’s common stock at an initial conversion price of $0.612 per share.

The additional 6.6 million shares that the Tranche B Note can be converted into along with the additional warrants to purchase 13.6 million shares have a fair value of approximately $26.8 million.

The First Amendment revised covenants and contains other modifications to the credit agreement. As a result of the modifications, the Company will only have partial access to the $10 million revolving line of credit, for specified purposes, until the Company is in compliance with the original financial covenants of the loan agreement.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company's estimates. However, actual results may differ from these estimates under different assumptions or conditions. A summary of the Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company’s 10-K Report for the year ended December 31, 2009. During the first three months of fiscal 2010, there was no material change in the accounting policies and assumptions previously disclosed.

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

At March 31, 2009, the Company had one interest rate swap agreement with a notional amount of $1.8 million that was used to convert the variable interest rates on an industrial development revenue bond to a fixed rate. In accordance with the terms of the swap agreement, the Company pays a 3.71% interest rate, and receives the Bond Market Association Index (BMA), calculated on the notional amount, with net receipts or payments being recognized as adjustments to interest expense. This swap agreement is designated as a cash flow hedge for accounting purposes and effectively converts a portion of the Company's variable-rate borrowing to a fixed-rate basis through November of 2011, thus reducing the impact of changes in interest rates on future interest expense. The fair value of the Company's interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreements. A cumulative gain of approximately $3,000, net of taxes, attributable to changes in the fair value of interest rate swap agreements was recorded as a component of accumulated other comprehensive income (loss) for the quarter ended March 31, 2009. In October 2009, the interest rate swap agreement with a notional amount of $1.8 million that was used to convert the variable interest rates on an industrial development revenue bond to a fixed rate was terminated and paid.  Additionally, the associated industrial revenue bond of $1.8 million, plus another industrial revenue bond in the amount of $0.9 million were paid in full on November 1, 2009 utilizing restricted cash held for that purpose.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

During the first quarter of 2010, the Company implemented a new business and financial system that replaced our previous business and financial system. We have updated our control documentation to reflect the new system and the related impact on our business processes, and we believe that we have designed adequate controls into and around the new system. These controls are essentially unchanged and are effective.

There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), other than the new business and financial system described above during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 6. Exhibits

See Index to Exhibits incorporated by reference herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALL AMERICAN GROUP, INC.
(Registrant)

Date: May 7, 2010	By:	/s/ Richard M. Lavers
Richard M. Lavers, Chief Executive Officer

Date: May 7, 2010	By:	/s/ Colleen A. Zuhl
Colleen A. Zuhl, Chief Financial Officer

Date: May 7, 2010	By:	/s/ Stephen L. Patterson
Stephen L. Patterson, Corporate Controller

Index
 INDEX TO EXHIBITS

Number Assigned In Regulation S-K, Item 601	Description of Exhibit

(3)(a)(i)	Articles of Incorporation of the Company as amended on May 30, 1995 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

(3)(a)(ii)	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4.2 to the Company's Form S-3 Registration Statement, File No. 333-14579).

(3)(b)	By-Laws as modified through October 27,2009 (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K/A filed October 29, 2009).

(10)(a)
First Amendment to Loan Agreement dated April 5, 2010 among Coachmen Industries, Inc. and H.I.G. All American, LLC, (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 9, 2010).

(10)(b)
Amended and Restated Secured Subordinated Convertible Tranche B Note, dated April 5, 2010, by and among Coachmen Industries, Inc. and H.I.G. All American, LLC, (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed April 9, 2010).

(10)(c)
Amended and Restated Warrant dated April 5, 2010, among Coachmen Industries, Inc. and H.I.G. All American, LLC, (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed April 9, 2010).

(10)(d)
First Amendment to Registration Rights Agreement, dated April 5, 2010, among Coachmen Industries, Inc. and H.I.G. All American, LLC, (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed April 9, 2010).

(10)(e)
Common Stock Purchase Warrant dated April 5, 2010, among Coachmen Industries, Inc. and H.I.G. All American, LLC, (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed April 9, 2010).

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.