Form 10-Q
period 2010-06-30
ALL AMERICAN GROUP INC
filed 2010-08-25
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010.
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

Number of shares of Common Stock, without par value, outstanding as of the close of business on July 31, 2010: 16,200,134

Index

All American Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2010	2009
Assets	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,585	$6,352
Restricted cash	8,340	10,191
Trade receivables, less allowance for doubtful receivables 2010 - $316 and 2009 - $1,234	4,185	3,163
Other receivables	1,725	1,426
Refundable income taxes	2,272	1,939
Inventories	20,008	21,566
Prepaid expenses and other	2,538	4,325
Assets held for sale	4,659	4,659

Total current assets	47,312	53,621

Property, plant and equipment, net	27,768	28,787
Cash value of life insurance, net of loans	72	515
Restricted cash	4,599	4,607
Other	1,559	2,519

TOTAL ASSETS	$81,310	$90,049

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES
Accounts payable, trade	$8,975	$9,132
Accrued income taxes	444	691
Accrued expenses and other liabilities	11,151	11,933
Fair value of derivative instruments	12,926	-
Current maturities of long-term debt	9,102	369

Total current liabilities	42,598	22,125

Long-term debt	2,328	2,828
Fair value of derivative instruments	-	13,030
Deferred income taxes	508	508
Postretirement deferred compensation benefits	2,476	2,753
Other	194	448

Total liabilities	48,104	41,692

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY
Common shares, without par value: authorized 60,000 shares; issued 2010 – 21,262 shares and 2009 – 21,257 shares	92,715	92,710
Additional paid-in capital	6,618	6,547
Retained earnings (deficit)	(9,108)	6,195
Treasury shares, at cost, 2010 – 5,062 shares and 2009 – 5,074 shares	(57,019)	(57,095)
Total shareholders’ equity	33,206	48,357

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$81,310	$90,049

See Notes to Consolidated Financial Statements.

Index

All American Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales
Products	$18,741	$16,350	$38,852	$26,795
Delivery and set	902	1,384	2,265	2,220
	19,643	17,734	41,117	29,015
Cost of sales
Products	17,980	15,255	36,927	27,508
Delivery and set	906	1,626	2,267	2,730
	18,886	16,881	39,194	30,238

Gross profit (loss)	757	853	1,923	(1,223)

Operating expenses:
Selling	1,273	997	2,407	1,635
General and administrative	2,298	2,534	4,752	6,122
Gain on sale of assets, net	(4)	(15)	(11)	(14)
	3,567	3,516	7,148	7,743
Operating loss	(2,810)	(2,663)	(5,225)	(8,966)
Nonoperating (income) expense:
Interest expense (income)	(2,516)	595	3,046	1,460
Debt extinguishment loss	7,289		7,289
Investment income	(70)	(323)	(533)	(570)
Other income, net	(139)	(49)	(245)	(850)
	4,564	223	9,557	40
Loss from continuing operations before income taxes	(7,374)	(2,886)	(14,782)	(9,006)
Income taxes, credit	-	(53)	-	(53)
Net loss from continuing operations	(7,374)	(2,833)	(14,782)	(8,953)

Discontinued operations:
Loss from operations of discontinued entities	(212)	(440)	(520)	(729)
Gain on sale of assets of discontinued entities	-	25	-	25
Income from legal settlement (net of taxes of $188)	-	-	-	14,722
Income (loss) from discontinued operations	(212)	(415)	(520)	14,018

Net income (loss)	$(7,586)	$(3,248)	$(15,302)	$5,065

Earnings (loss) per share – Basic and Diluted
Continuing operations	$(0.46)	$(0.18)	$(0.92)	$(0.56)
Discontinued operations	(0.01)	(0.03)	(0.03)	0.88
Net income (loss) per share	$(0.47)	$(0.21)	$(0.95)	$0.32

Number of common shares used in the computation of earnings (loss) per share:
Basic	16,194	15,819	16,192	15,883
Diluted	16,194	15,819	16,192	15,883

See Notes to Consolidated Financial Statements.

Index

All American Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,302)	$5,065
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,762	1,325
Provision for doubtful receivables, net of recoveries	(445)	(276)
Amortization of discount on convertible debt	1,643	-
Fair value adjustment to derivative instruments	(105)	-
PIK interest	850	-
Debt extinguishment loss	7,289	-
Net realized and unrealized losses on derivatives	-	72
Gain on sale of properties and other assets, net	(11)	(39)
Increase in cash surrender value of life insurance policies	(2)	(1,317)
Other	(384)	(47)
Changes in certain assets and liabilities:
Accounts receivable	(876)	(9,336)
Inventories	1,558	407
Prepaid expenses and other	(677)	1,159
Accounts payable, trade	(157)	(1,772)
Income taxes – accrued and refundable	(580)	(248)
Accrued expenses and other liabilities	(782)	(11,343)
Net cash used in operating activities	(6,219)	(16,350)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of properties and other assets	302	704
Surrender of life insurance policies	445	771
Purchases of property and equipment	(430)	(576)
Release of restricted cash and other	2,815	3,281
Net cash provided by investing activities	3,132	4,180

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	-	2,345
Payments of short-term borrowings	-	(5,441)
Proceeds from long-term debt	500	2,000
Payments of long-term debt	(185)	(210)
Proceeds from borrowings on cash value of life insurance policies	-	1,452
Issuance of common shares under stock incentive plans	5	10
Purchases of common shares for treasury	-	(47)
Net cash provided by financing activities	320	109

Decrease in cash and cash equivalents	(2,767)	(12,061)

CASH AND CASH EQUIVALENTS:
Beginning of period	6,352	15,745
End of period	$3,585	$3,684

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, taken as a whole, and read in conjunction with these notes, contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the Company as of June 30, 2010, and the results of its operations and cash flows for the interim periods presented. Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009.

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

The table below presents information about the segments, used by the chief operating decision maker of the Company for the three and six-month periods ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales
Specialty vehicles	$5,402	$2,867	$12,675	$3,939
Housing	14,241	14,867	28,442	25,076
Consolidated total	$19,643	$17,734	$41,117	$29,015

Gross profit
Specialty vehicles	$599	$(162)	$1,489	$(595)
Housing	158	1,021	434	(613)
Other reconciling items	-	(6)	-	(15)
Consolidated total	$757	$853	$1,923	$(1,223)

Operating expenses
Specialty vehicles	$389	$288	$792	$573
Housing	3,099	3,198	6,040	6,044
Other reconciling items	79	30	316	1,126
Consolidated total	$3,567	$3,516	$7,148	$7,743

Operating income (loss)
Specialty vehicles	$211	$(450)	$697	$(1,168)
Housing	(2,942)	(2,177)	(5,606)	(6,656)
Other reconciling items	(79)	(36)	(316)	(1,142)
Consolidated total	$(2,810)	$(2,663)	$(5,225)	$(8,966)

	June 30,	December 31,
	2010	2009
Total assets
Specialty vehicles	$9,624	$6,715
Housing	40,218	42,461
Corporate and Other reconciling items	31,468	40,873
Consolidated total	$81,310	$90,049

Index

3.     INVENTORIES.

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials
Specialty vehicles	$2,821	$3,493
Housing	3,296	3,691
Other	-	14
Consolidated total	6,117	7,198

Work in process
Specialty vehicles	1,871	1,780
Housing	2,409	1,554
Consolidated total	4,280	3,334

Improved lots
Housing	391	391
Consolidated total	391	391

Finished goods
Specialty vehicles	415	483
Housing	8,805	10,160
Consolidated total	9,220	10,643

Consolidated total	$20,008	$21,566

4.     LONG-TERM ASSETS.

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	June 30, 2010	December 31, 2009

Land and improvements	$7,310	$7,549
Buildings and improvements	31,780	31,777
Machinery and equipment	10,943	10,789
Transportation equipment	10,256	10,398
Office furniture and fixtures	14,336	14,138

Total	74,625	74,651
Less, accumulated depreciation	46,857	45,864

Property, plant and equipment, net	$27,768	$28,787

At June 30, 2010, and December 31, 2009, the Company had $4.7 million classified in assets held for sale.  These assets were available and listed for sale.  These assets consisted of former Housing Segment property and buildings, including the former manufacturing facility in Zanesville, Ohio that was consolidated into a larger Indiana manufacturing plant, plus a warehouse and office building in Decatur, Indiana.  Additionally included is a former RV paint facility located in Elkhart, Indiana that the Company sold on December 5, 2007 for $2.9 million consisting of cash of $0.3 million and a $2.6 million secured note that was due in full December 2008.  Due to the default on the secured note, the property reverted back to the Company during the third quarter of 2009.

Index

4.     LONG-TERM ASSETS, Continued.

Joint Venture – Note Receivable

In December 2007, the Company entered into an agreement to produce ADA compliant low floor accessible buses for ARBOC Mobility, LLC, a marketer of specialized transit and shuttle buses designed for users with mobility challenges. This bus incorporates patent pending technologies provided by ARBOC Mobility. In connection with the agreement with ARBOC Mobility, LLC, the Company agreed to finance up to $1.0 million of start up cash requirements. As of June 30, 2010, the Company has a note receivable of $0.9 million due from ARBOC Mobility, LLC for start up cash requirements. The note is on a month-by-month basis and bears interest at the rate of 1% per month on the principal balance. The note is included in other receivables on the Consolidated Balance Sheet at a net amount of $0.5 million after write-down for the Company’s portion of joint venture losses to date. The Company has a 30% interest in this entity and therefore accounts for this investment on the equity basis. Related party transactions with ARBOC Mobility, LLC include sales of $6.9 million and $5.1 million, respectively, in the first and second quarters of 2010 and of $0.6 million and $2.6 million in the first and second quarters of 2009. Outstanding accounts receivable were approximately $2.8 million at June 30, 2010 and approximately $1.7 million at December 31, 2009

5.     ACCRUED EXPENSES AND OTHER LIABILITIES.

Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2010	December 31, 2009

Wages, salaries, bonuses and commissions and other compensation	$539	$226
Warranty	2,619	4,162
Insurance-products and general liability, workers compensation, group health and other	2,223	3,105
Customer deposits and unearned revenues	2,472	1,391
Interest	605	400
Sales and property taxes	784	778
Other current liabilities	1,909	1,871

Total	$11,151	$11,933

Changes in the Company's warranty liability during the three and six-month periods ended June 30 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Balance of accrued warranty at beginning of period	$3,444	$8,323	$4,162	$9,688
Warranties issued during the period and changes in liability for pre-existing warranties	730	66	1,572	855
Settlements made during the period	(1,555)	(1,824)	(3,115)	(3,978)

Balance of accrued warranty at June 30	$2,619	$6,565	$2,619	$6,565

At June 30, 2010 warranty reserves include estimated amounts related to recreational vehicle warranty obligations retained by the Company after the sale of the recreational vehicle business in December 2008.  The $10.0 million indemnity escrow account created as a result of the recreational vehicle business asset sale, which at June 30, 2010 has a balance of $3.1 million (see Note 11, Restricted Cash) is included in restricted cash at June 30, 2010, and  is subject to reduction to pay for the recreational vehicle warranty obligations retained by the Company.

Index

6.     COMPREHENSIVE INCOME (LOSS).

The changes in the components of comprehensive income (loss) for the three and six months ended June 30 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net loss	$(7,586)	$(3,248)	$(15,302)	$5,065
Unrealized gains on securities	-	59	-	59
Unrealized gains on cash flow hedges, net of taxes	-	10	-	13

Comprehensive loss	$(7,586)	$(3,179)	$(15,302)	$5,137

As of June 30, 2009 the accumulated other comprehensive income, net of tax, relating to deferred losses on cash flow hedges was ($62,000). In October 2009, the interest rate swap agreement with a notional amount of $1.8 million that was used to convert the variable interest rates on an industrial development revenue bond to a fixed rate was terminated and paid.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) available to common stockholders	$(7,586)	$(3,248)	$(15,302)	$5,065
Denominator:
Number of shares outstanding, end of period:
Weighted average number of common shares used in basic EPS	16,194	15,819	16,192	15,883
Effect of dilutive securities	-	-	-	-
Weighted average number of common shares used in dilutive EPS	16,194	15,819	16,192	15,883

For the quarters ending June 30, 2010 and 2009, 78,900 shares of outstanding stock options were not included in the computation of diluted earnings per share because their exercise price was greater than the average market prices for the respective periods and their inclusion would have been antidilutive.

Share Repurchase Programs

Periodically, the Company has repurchased its common stock as authorized by the Board of Directors. Under the repurchase program, common shares are purchased from time to time, depending on market conditions and other factors, on the open market or through privately negotiated transactions. During August 2006, the Company announced that the Board of Directors had authorized a share repurchase of up to one million shares. During the first quarter of 2009, the Company repurchased 24,914 shares for a total cost, including commissions, of $46,993. At June 30, 2010, there are 931,071 shares remaining authorized for repurchase by the Board of Directors

Index

8.     INCOME TAXES.

As of the beginning of fiscal year 2010, the Company had unrecognized tax benefits of $2.0 million including interest and penalties. During the 1st quarter of 2010, the Company reached a settlement with the IRS with respect to its appeal of the disallowance of Federal Research & Expenditure tax credits for the years 1999 to 2004. As a result of this settlement, unrecognized tax benefits were reduced $1.7 million leaving the Company with $0.3 million of unrecognized tax benefits as of June 30, 2010.

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

In the three and six-month periods ending June 30, 2010, a valuation allowance of $0.4 million and $0.5 million, respectively, was recognized to offset potential net operating loss tax benefits associated with losses for the three and six-month periods ended June 30, 2010 essentially reducing the effective tax rate to zero.  Due to the Company’s cumulative losses in recent years, net operating loss carryforwards were utilized to offset taxable income for the six-month period ended June 30, 2009 reducing the effective tax rate to 3.3% for the three and six-month periods ended June 30, 2009.   The ability to use net operating loss carryforwards to offset future taxable income is dependent on a number of factors and complex regulations and is determined at the time of completion of the annual tax returns.

9.     COMMITMENTS AND CONTINGENCIES.

Obligation to Purchase Consigned Inventories

The Company obtains certain of its vehicle chassis for its bus products directly from an automobile manufacturer under a converter pool agreement. The agreement generally provides that the manufacturer will provide a supply of chassis at the Company's production facilities under the terms and conditions as set forth in the agreement. These chassis are accounted for as consigned inventory until assigned to a unit in the production process. At that point, the Company is obligated to purchase the chassis and it is recorded as inventory. At June 30, 2010 and December 31, 2009, chassis inventory, accounted for as consigned inventory, approximated $3.0 million.

Repurchase Agreements

The Company was contingently liable at December 31, 2009 to banks and other financial institutions on repurchase agreements in connection with financing provided by such institutions to most of the Company's former independent dealers in connection with their purchase of the Company's recreational vehicle products. These agreements provided for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a dealer's default. The estimated maximum contingent liability, without offsets for resale, was approximately $0.4 million at December 31, 2009. The Company was subject to buy-back claims for a limited specific time period, starting from the date of original wholesale sale. This specified time period has expired, and at June 30, 2010, the Company is no longer liable for these repurchase claims.  Based on losses previously experienced under these obligations, the Company had established a reserve for estimated losses under repurchase agreements. At December 31, 2009, $0.2 million was recorded as an accrual for estimated losses under repurchase agreements.

The Company was also contingently liable at June 30, 2010 to a financial institution on repurchase agreements in connection with financing provided by the institution to certain of the Company's independent home builders in connection with their purchase of the Company's housing products. This agreement provides for the Company to repurchase its products from the financing institution in the event that they have repossessed them upon a builder's default. Products repurchased from builders under this agreement are accounted for as a reduction in revenue and cost of sales at the time of repurchase. Although the estimated contingent liability without offsets for resale would be approximately $3.2 million at June 30, 2010 ($4.0 million at December 31, 2009), is reduced by the resale value of the products repurchased. The Company has evaluated the potential for losses under this agreement and has recorded an accrual of $0.1 million as of June 30, 2010 and December 31, 2009 for estimated losses under the repurchase agreement.

Index

9.     COMMITMENTS AND CONTINGENCIES, Continued.

Corporate Guarantees

The Company was contingently liable under guarantees to financial institutions of their loans to independent dealers for amounts totaling approximately $0.8 million at June 30, 2010 and $1.5 million at December 31, 2009. The Company had an agreement with a financial institution to form a private-label financing program to provide wholesale inventory financing to the Company's former recreational vehicle dealers. The agreement provided for a preferred program that provided financing subject to the standard repurchase agreement described above. In addition, the agreement provided for a reserve pool whereby the financial institution made available an aggregate line of credit not to exceed $40 million that provided financing for dealers that may not otherwise qualify for credit approval under the preferred program. No dealer being provided financing from the reserve pool could receive an aggregate line of credit exceeding $5 million. At June 30, 2010 the Company was contingently liable to the financial institutions up to a maximum of $2.0 million of aggregate losses, as defined by the agreement, incurred by the financial institutions on designated dealers with higher credit risks that were accepted into the reserve pool financing program. The Company has recorded a loss reserve of $0.1 million at June 30, 2010 and December 31, 2009 associated with these guarantees.

Financing Obligation

During the second quarter of 2004, the Company entered into an agreement to provide financing of up to $4.9 million to a developer for the construction of a hotel for which the Company was to provide modular units. As of June 30, 2009, the Company provided $2.3 million in financing to the developer under this arrangement. No funding has been provided since December 2005. The loans are collateralized by a first priority interest in all tangible and intangible property of the borrower. The developer was unable to obtain a building permit, so the Company is pursuing its legal remedies through litigation to recoup the financing extended to date. During the fourth quarter of 2006, the Company obtained title to the real estate that was partial collateral for this Note. In the event the sale of the property does not generate proceeds sufficient to cover the financing previously provided, the Company will continue pursuing its legal remedies to recover any shortfall. As of June 30, 2010, the Company has reserved an amount for which Management believes the Company may not recover, however, there is a potential for exposure in excess of the amount reserved.

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

Index

10.  STOCK-BASED COMPENSATION.

The Company has not granted any stock option awards since 2003. Compensation expense related to the Company's Employee Stock Purchase Plan was not significant for the first or second quarter of 2010.  Compensation expense related to prior year restricted stock grants was not material for the three and six-month periods ended June 30, 2010 and 2009.

11.  RESTRICTED CASH.

The Company had $12.9 million and $14.8 million of restricted cash as of June 30, 2010 and December 31, 2009, respectively.

Restricted cash amounts are as follows (in thousands):

	June 30,	December 31,
	2010	2009

Cash collateral for letters of credit (1)	$8,550	$8,550
Indemnity escrow account (2)	3,104	5,147
Cash collateral for workers compensation trust accounts	1,099	1,101
Other	186	-
Total restricted cash	$12,939	$14,798

(1)	The amount classified as current assets is $5.2 million and $5.0 million as of June 30, 2010 and December 31, 2009.

(2)	The indemnity escrow account is related to the agreement for the asset sale of the recreational vehicle business.

Index

12.  DEBT.

On April 9, 2009, All American Group, Inc. and Lake City Bank entered into an agreement for a $2 million three-year note in exchange for cash loaned to the Company by Lake City Bank.  The note is fully collateralized by certain properties, bears interest at the rate of 6.250% per annum, and has a maturity date of April 9, 2012.  At June 30, 2010 and December 31, 2009, the amount outstanding was approximately $1.8 million and $1.9 million, respectively.

On April 9, 2009, All American Group, Inc. gave a promissory note to Lake City Bank in connection with the bank’s provision of a $0.5 million working capital line of credit.  The note is fully collateralized by certain properties, and borrowings against this line will bear interest at a variable rate, with a minimum interest rate of 5% per annum.  This line of credit has a maturity date of March 31, 2012.  At June 30, 2010, $0.5 million was outstanding on this line, and at December 31, 2009, there were no borrowings against this line of credit.

Convertible Debt Loan Agreement

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

The Company recorded a debt discount on the convertible notes for the full $10.0 million due to the issuance of the Common Stock Purchase Warrants, as well as the existence of a beneficial conversion feature.  The interest due to H.I.G. on the convertible debt on the March 30, 2010 due date was $0.9 million, and was added to the Note balance as PIK interest.  As a result, at March 31, 2010, the Tranche B Note could be converted into 11,082,737 shares and the Warrant could be exercised for 6,871,536 shares, due to the anti-dilution protection.

At March 31, 2010, the fair value adjustment to the warrants and the beneficial conversion feature and the additional shares resulting from the PIK interest resulted in an additional $3.5 million being recorded as a liability and an additional non-cash interest expense as a result of the increase in the Company’s stock price between December 31, 2009 and March 31, 2010.

During the first quarter of 2010, the Company failed to meet certain financial covenants of the H.I.G. All American Credit Agreement. H.I.G. did not declare the Company to be in default of any covenant and on April 5, 2010, the Company and H.I.G. All American, LLC (H.I.G.) entered into the First Amendment to the Loan Agreement (the “First Amendment”). In the First Amendment, H.I.G. waived specified Events of Default that had occurred under the Loan Agreement dated October 27, 2009 between the Company and H.I.G. prior to April 5, 2010.

First Amendment to the Loan Agreement

The Company and H.I.G. All American, LLC (H.I.G.) entered into the First Amendment to the Loan Agreement (the “First Amendment”) on April 5, 2010. The Company issued a new warrant to purchase up to 9,557,939 shares of the Company’s common stock (the “New Warrant”) exercisable at a price $0.00001 per share as consideration to H.I.G. for entering into the First Amendment. The warrant originally issued pursuant to the Loan Agreement (the “Original Warrant”) and the Tranche B Note were amended and restated to reflect the anti-dilution adjustments that occurred as a result of the issuance of the New Warrant. The Original Warrant, as amended, now can be exercised for 10,925,926 shares, and the Tranche B Note now can be converted into 17,728,758 shares (including PIK interest due March 30, 2010). The amended and restated Original Warrant, the New Warrant and the amended and restated Tranche B Note all contain anti-dilution protection in the event the Company issues in excess of 16,403,409 shares of its common stock. The outstanding principal of the amended and restated Tranche B Note (including PIK interest) is convertible into shares of the Company’s common stock at the initial conversion price of $0.612 per share.

The First Amendment revised covenants and contains other modifications to the credit agreement. As a result of the modifications, the Company will only have partial access to the $10 million revolving line of credit, for specified purposes, until the Company is in compliance with the original financial covenants of the loan agreement.

Index

12.  DEBT, Continued.

The First Amendment has been accounted for as a debt extinguishment of the original debt in accordance with generally accepted accounting principles. The Company has determined that the fair value of the new debt resulting from the First Amendment is approximately $8.4 million, while the face value of the debt continues to be $10.9 million.  In determining the fair value of the new debt, the Company used a discount rate of 40%, representing the expected rate of return adjusted for risk. The difference between the fair value of the new debt and its previous carrying value and the unamortized closing costs related to the old debt resulted in a charge of $7.3 million being recorded as a loss on debt extinguishment.  The Company recorded a debt discount on the convertible notes related to the First Amendment for the difference between the face value of $10.9 million and the fair value of $8.4 million. The amortization of the $2.5 million in debt discounts will be reported as an increase in debt and additional interest expense over the remaining term of the loan agreement. Amortization of debt discount on the original and First Amendment convertible notes amounted to $0.4 million and $1.6 million for the quarter and year-to-date periods ended June 30, 2010. The remaining unamortized discount was $2.1 million at June 30, 2010.

The additional 6.6 million shares that the Tranche B Note can be converted into along with the additional warrants to purchase 13.6 million shares had a fair value of approximately $26.8 million as of the April 5, 2010 agreement date, which increased the Company’s  derivative instrument liabilities and increased additional non-cash interest expense.

The fair value of the warrants and the beneficial conversion feature were $10.4 million and $2.5 million, respectively, at June 30, 2010, and $7.6 million and $5.4 million, respectively, at December 31, 2009 and are recorded as a liability on the Consolidated Balance Sheet. At June 30, 2010, the fair value adjustment to the warrants and the beneficial conversion feature resulted in $30.3 million being recorded as a reduction to the derivative instruments liability and a reduction in non-cash interest expense primarily as a result of the decrease in the Company’s stock price between April 5, 2010 and June 30, 2010.

For the second quarter of 2010, the net impact of the First Amendment and fair value valuation adjustments resulted in a reduction to net interest of $3.6 million.

Operating results for the six month period ended June 30, 2010 failed to meet the revised debt covenants set with H.I.G. All American, LLC (H.I.G.) in the First Amendment to the Loan Agreement. H.I.G. has waived the covenant defaults through July 31, 2010 in exchange for a waiver fee and expenses of $0.8 million representing the value of the penalties prescribed in the First Amendment, plus expenses, and the issuance on August 24, 2010 of the Second Amended and Restated Tranche B Note (the “Second Amendment”).  The Second Amendment provides that the waiver fee and expenses, plus accrued interest on the convertible debt thru August 24, 2010 of $0.8 million, be added to the principal amount of the convertible note.  As a result of the Second Amendment, the Tranche B Note has a face value of $12.5 million.  The Board of Directors and H.I.G. are currently in discussions to work out mutually acceptable agreements for the long-term. Since the Company cannot be assured it will be in compliance with the existing covenants after July 31, 2010 and discussions with H.I.G. regarding revised covenants are continuing. As of June 30, 2010 the convertible note is recorded as a current liability in current maturities of long-term debt and the fair value of derivative instruments relating to the warrants and conversion feature is also recorded as a current liability.

13.  SUBSEQUENT EVENTS.

On August 3, 2010, H.I.G. All American, LLC (“H.I.G.”) exercised all of the warrants issued to them up to that date to purchase 20,483,865 shares of the Company’s common stock for $204.84 in connection with the Convertible Debt Loan Agreement dated October 27, 2009 (see Note 12 of Notes to Consolidated Financial Statements). As a result of the shares purchased by H.I.G., a total of 36,683,999 shares of common stock are outstanding, of which H.I.G. holds 55.8%.

On August 5, 2010, in connection with the exercise of warrants by H.I.G., the Company issued a new warrant (the “New Warrant”) to H.I.G. that is exercisable for the number of shares necessary to maintain H.I.G.’s percentage ownership of the Company’s common shares if the Company issues, on a fully diluted basis, more than 36,887,274 common shares. The New Warrant was issued pursuant to anti-dilution provisions contained in the original Loan Agreement dated October 27, 2009.

On August 20, 2010, a judgment was entered in favor of the Company in the principal amount of $2.3 million plus interest of $0.3 million, plus additional interest accrued after June 5, 2006, plus all costs, including attorneys' fees incurred by the Company in connection with the enforcement of the Company's rights, plus the costs of the action.  The liable parties are a company that has since gone out of business and an individual who was the principal owner of that business. (See Note 9 of Notes to Consolidated Financial Statements, Commitments and Contingencies, Financial Obligation.)

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

	Three Months Ended
					Percentage Change
		Percentage		Percentage	2010
	June 30,	of	June 30,	of	to
	2010	Net Sales	2009	Net Sales	2009
Net sales:
Specialty vehicles	$5,402	27.5%	$2,867	16.2%	88.4%
Housing	14,241	72.5	14,867	83.8	(4.2)
Consolidated total	19,643	100.0	17,734	100.0	10.8

Gross profit:
Specialty vehicles	599	11.1	(162)	(5.7)	469.8
Housing	158	1.1	1,021	6.9	(84.5)
Other	-	-	(6)	-	-
Consolidated total	757	3.9	853	4.8	(11.3)

Operating expenses:
Selling	1,273	6.5	997	5.6	27.7
General and administrative	2,298	11.7	2,534	14.3	(9.3)
(Gain) loss on sale of assets, net	(4)	-	(15)	-	n/m
Consolidated total	3,567	18.2	3,516	19.9	1.5

Operating loss	(2,810)	(14.3)	(2,663)	(15.1)	(5.5)

Nonoperating (income) expense	4,564	23.2	223	1.2	n/m

Loss from continuing operations before income taxes	(7,374)	(37.5)	(2,886)	(16.3)	(155.5)
Tax expense (credit)	-		(53)	(0.3)	-
Loss from continuing operations	(7,374)	(37.5)	(2,833)	(16.0)	(160.3)

Discontinued operations:
Loss from operations of discontinued entities (net of taxes)	(212)	(1.1)	(440)	(2.5)	51.8
Gain on sale of discontinued RV assets (net of taxes)	-	-	25	(0.2)	-
Loss from discontinued operations	(212)	(1.1)	(415)	(2.3)	48.9

Net loss	$(7,586)	(38.6)%	$(3,248)	(18.3)%	(133.6)%

n/m - not meaningful

Index

	Six Months Ended
					Percentage Change
		Percentage		Percentage	2010
	June 30,	of	June 30,	of	to
	2010	Net Sales	2009	Net Sales	2009
Net sales:
Specialty vehicles	$12,675	30.8%	$3,939	13.6%	221.8%
Housing	28,442	69.2	25,076	86.4	13.4
Consolidated total	41,117	100.0	29,015	100.0	41.7

Gross profit:
Specialty vehicles	1,489	11.7	(595)	(15.1)	350.3
Housing	434	1.5	(613)	(2.4)	170.8
Other	-	-	(15)	-	-
Consolidated total	1,923	4.7	(1,223)	(4.2)	257.2

Operating expenses:
Selling	2,407	5.9	1,635	5.6	47.2
General and administrative	4,752	11.5	6,122	21.1	(22.4)
(Gain) loss on sale of assets, net	(11)	-	(14)	-	-
Consolidated total	7,148	17.4	7,743	26.7	(7.7)

Operating loss	(5,225)	(12.7)	(8,966)	(30.9)	41.7

Nonoperating (income) expense	9,557	23.2	40	0.1	n/m

Loss from continuing operations before income taxes	(14,782)	(35.9)	(9,006)	(31.0)	(64.1)
Tax expense (credit)	-	-	(53)	(0.2)	-
Net loss from continuing operations	(14,782)	(35.9)	(8,953)	(30.8)	(65.1)

Discontinued operations:
Loss from operations of discontinued entities (net of taxes)	(520)	(1.3)	(729)	(2.5)	28.7
Gain on sale of discontinued RV assets (net of taxes)	-	-	25	0.1	-
Income from legal settlement (net of tax)	-	-	14,722	50.7	-
Gain (loss) from discontinued operations	(520)	(1.3)	14,018	48.3	n/m

Net income (loss)	$(15,302)	(37.2)%	$5,065	17.5%	(402.1)%

n/m - not meaningful

Index

NET SALES

Consolidated net sales from continuing operations for the quarter ended June 30, 2010 were $19.6 million, an increase of 10.8% from the $17.7 million reported for the corresponding quarter last year. Net sales for the six months ended June 30, 2010 were $41.1 million, representing an increase of $12.1 million, or 41.7%, reported for the same period of 2009.

The Company’s Housing Segment experienced a net sales decrease for the quarter ended June 30, 2010 of 4.2%, from $14.9 million during the second quarter of 2009 to $14.2 million for the second quarter of 2010. Net sales for the six months ended June 30, 2010 increased 13.4%, from $25.1 million during the first half of 2009 to $28.4 million for the first half of 2010, due mainly to the impact of major project revenues in the first quarter of 2010 offsetting the continued weakness in traditional single-family housing markets.

The Company’s Specialty Vehicle Segment, through a joint venture with ARBOC Mobility, manufactures a line of low floor ADA (Americans with Disabilities Act)-compliant buses under the Spirit of Mobility brand name. Net sales for the Specialty Vehicle Segment for the quarter ended June 30, 2010 were $5.4 million compared to $2.9 million for the second quarter of 2009, an 88.4% increase. Net sales for the six months ended June 30, 2010 increased 221.8%, from $3.9 million during the first half of 2009 to $12.7 million for the first half of 2010. The significant increase is a result of the special features available only on the ARBOC Mobility product offering and that it has just recently become available in the market.

COST OF SALES

Cost of sales from continuing operations increased 11.9%, or $2.0 million, for the three months ended June 30, 2010. As a percentage of net sales, cost of sales was 96.1% for the three-month period ended June 30, 2010 compared to 95.2% for the three months ended June 30, 2009. The corresponding gross profit declined to $0.8 million or 3.9% for the three-month period ended June 30, 2010 compared to a profit of $0.9 million or 4.8% for the three months ended June 30, 2009. Cost of sales for the six months ended June 30, 2010 were $39.2 million, or 95.3% compared to $30.2 million or 104.2% for the same six-month period in 2009. The corresponding gross profit increased to $1.9 million or 4.7% for the six-month period ended June 30, 2010 compared to a loss of $(1.2) million or (4.2)% for the six months ended June 30, 2009. Gross profit was positively impacted in the first half of 2010 by increased sales and a corresponding production volume increase, resulting in improved utilization of the Company's manufacturing facilities yielding improvement in operating leverage.

OPERATING EXPENSES

As a percentage of net sales, operating expenses from continuing operations, which include selling, general and administrative expenses, were 18.2% and 19.9% for the three-month periods ended June 30, 2010 and 2009, respectively, and 17.4% and 26.7% for the six-month periods ended June 30, 2010 and 2009, respectively.

Selling expenses were $1.3 million and 6.5% of net sales for the 2010 second quarter compared to $1.0 million and 5.6% of net sales for the three-month period ended June 30, 2009. For the six-month period ended June 30, 2010, selling expenses were $2.4 million and 5.9% compared to $1.6 million and 5.6% for the same six-month period in 2009. The increase in selling expenses for the three and six-month periods of 2010 versus 2009 was primarily due to increased sales efforts, including advertising and sales promotion expenses,  which were a response to the continuing downturn in the economy and housing markets, as the Company endeavored to increase sales revenue.

General and administrative expenses were $2.3 million and 11.7% of net sales for the 2010 second quarter compared to $2.5 million and 14.3% for the 2009 corresponding quarter. General and administrative expenses for the six months ended June 30, 2010 were $4.8 million or 11.5% compared to $6.1 million or 21.1% for the same six-month period in 2009. The decrease in general and administrative expenses for the three and six-month periods of 2010 versus 2009 was primarily the result of reduced payroll related expenses and a reduction in bad debt expense.

Index

OPERATING INCOME (LOSS)

Operating loss for the second quarter of 2010 was $(2.8) million and (14.3)% of sales compared to $(2.7) million and (15.0)% of sales in the second quarter of 2009, while operating loss for the six months ended June 30, 2010 improved by 41.7 % or $3.8 million to a loss of $(5.2) million and (12.7)% of revenue compared to a loss of $(9.0) million and (30.9)% of revenue for the comparable six-month period in 2009.

NONOPERATNG INCOME AND EXPENSE

Nonoperating expense was $4.6 million and $0.2 million for the three-month periods ended June 30, 2010 and 2009, respectively. The increase was primarily due to transactions and adjustments regarding the Company’s convertible debt, consisting of a non-cash debt extinguishment loss of $7.3 million, which was partially offset by interest income recorded in the second quarter due to the fair value adjustment to warrants and the beneficial conversion feature (see Note 12 of Notes to Consolidated Financial Statements). Nonoperating expense was $9.6 million and $0.1 million for the six-month periods ended June 30, 2010 and 2009, respectively, the increase again primarily due to the non-cash debt extinguishment loss of $7.3 million, plus non-cash interest expense due to accretion of debt discount of $1.6 million and interest expense accruals on the convertible notes of $1.0 million which is offset by $0.3 million attributable to interest income related to a tax refund claim.

PRE-TAX INCOME (LOSS)

Pre-tax loss from continuing operations for the three and six-month periods ended June 30, 2010 was $(7.4) million and $(14.8) million compared with pre-tax loss of $(2.9) million and $(9.0) million in the corresponding periods of 2009.  The increased pre-tax loss was primarily due to the non-cash nonoperatng expenses as discussed above.

INCOME TAXES

In the three and six-month periods ending June 30, 2010, a valuation allowance of $0.4 million and $0.5 million, respectively, was recognized to offset potential net operating loss tax benefits associated with losses for the three and six-month periods ended June 30, 2010 essentially reducing the effective tax rate to zero.  Due to the Company’s cumulative losses in recent years, net operating loss carryforwards were utilized to offset taxable income for the six-month period ended June 30, 2009 reducing the effective tax rate to 3.3% for the three and six-month periods ended June 30, 2009.   The ability to use net operating loss carryforwards to offset future taxable income is dependent on a number of factors and complex regulations and is determined at the time of completion of the annual tax returns (see Note 8 of Notes to Consolidated Financial Statements).

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

NET INCOME (LOSS)

Net loss from continuing operations for the three and six-month periods ended June 30, 2010 was ($7.4) million (a loss of ($0.46) per diluted share) and $(14.8) million (a loss of $(0.92) per diluted share) compared to net loss from continuing operations of $(2.8) million (a loss of $(0.18) per diluted share) and $(9.0) million (a loss of $(0.56) per diluted share) for 2009. Net loss for the quarter ended June 30, 2010 was $(7.6) million (a loss of $(0.47) per diluted share) compared to net loss of $(3.2) million (a loss of $(0.21) per diluted share) for the second quarter of 2009. Net loss for the six months ended June 30, 2010 was $(15.3) million (a loss of $(0.95) per diluted share) compared to net income of $5.1 million (a profit of $0.32 per diluted share) for the corresponding period of 2009.

Index

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company generally relies on funds from operations and availability from various lines of credit, previously including cash surrender value of life insurance policies, as its primary sources of working capital and liquidity. During 2009 the Company determined it to be most advantageous to surrender the majority of Company-owned life insurance policies effective October 2009.   As a result, the Company received the cash surrender value of the policies redeemed, and eliminated the related borrowings, associated interest expense and future premium obligations on the policies.  At December 31, 2009 the carrying amount of the remaining life insurance policies, which equaled their fair value, was $0.5 million ($6.0 million less $5.5 million of policy loans).  Additional Company-owned life insurance policies were surrendered during January 2010, resulting in the Company receiving $0.4 million cash in the first quarter of 2010. At June 30, 2010, the value of the remaining life insurance policies, which equaled their fair value, was $0.1 million.

At June 30, 2010, working capital decreased to $4.7 million from $31.5 million at December 31, 2009. The $5.1 million decrease in current assets at March 31, 2010 versus December 31, 2009 was primarily due to decreases in inventories and cash partially offset by an increase in receivables. The $20.5 million decrease in current liabilities at June 30, 2010 versus December 31, 2009 was primarily due to increases related to the convertible debt, resulting in current maturities of long-term debt increasing by $8.7 million and the fair value of derivative instruments increasing $12.9 million (see Note 12 of Notes to Consolidated Financial Statements).  This was partially offset by a decrease in accrued warranty and insurance (see Note 5 of Notes to Consolidated Financial Statements).

On April 9, 2009, All American Group, Inc. and Lake City Bank entered into an agreement for a $2 million three-year note in exchange for cash loaned to the Company by Lake City Bank.  The note is fully collateralized by certain properties, bears interest at the rate of 6.250% per annum, and has a maturity date of April 9, 2012.  At June 30, 2010 and December 31, 2009, the amount outstanding was approximately $1.8 million and $1.9 million, respectively.

On April 9, 2009, All American Group, Inc. gave a promissory note to Lake City Bank in connection with the bank’s provision of a $0.5 million working capital line of credit.  The note is fully collateralized by certain properties, and borrowings against this line will bear interest at a variable rate, with a minimum interest rate of 5% per annum.  This line of credit has a maturity date of March 31, 2012.  At June 30, 2010, $0.5 million was outstanding on this line, and at December 31, 2009, there were no borrowings against this line of credit.

Convertible Debt Loan Agreement

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

The Company recorded a debt discount on the convertible notes for the full $10.0 million due to the issuance of the Common Stock Purchase Warrants, as well as the existence of a beneficial conversion feature.  The interest due to H.I.G. on the convertible debt on the March 30, 2010 due date was $0.9 million, and was added to the Note balance as PIK interest.  As a result, at March 31, 2010, the Tranche B Note could be converted into 11,082,737 shares and the Warrant could be exercised for 6,871,536 shares, due to the anti-dilution protection.

At March 31, 2010, the fair value adjustment to the warrants and the beneficial conversion feature and the additional shares resulting from the PIK interest resulted in an additional $3.5 million being recorded as a liability and an additional non-cash interest expense as a result of the increase in the Company’s stock price between December 31, 2009 and March 31, 2010.

During the first quarter of 2010, the Company failed to meet certain financial covenants of the H.I.G. All American Credit Agreement. H.I.G. did not declare the Company to be in default of any covenant and on April 5, 2010, the Company and H.I.G. All American, LLC (H.I.G.) entered into the First Amendment to the Loan Agreement (the “First Amendment”). In the First Amendment, H.I.G. waived specified Events of Default that had occurred under the Loan Agreement dated October 27, 2009 between the Company and H.I.G. prior to April 5, 2010.

Index

First Amendment to the Loan Agreement

The Company and H.I.G. All American, LLC (H.I.G.) entered into the First Amendment to the Loan Agreement (the “First Amendment”) on April 5, 2010. The Company issued a new warrant to purchase up to 9,557,939 shares of the Company’s common stock (the “New Warrant”) exercisable at a price $0.00001 per share as consideration to H.I.G. for entering into the First Amendment. The warrant originally issued pursuant to the Loan Agreement (the “Original Warrant”) and the Tranche B Note were amended and restated to reflect the anti-dilution adjustments that occurred as a result of the issuance of the New Warrant. The Original Warrant, as amended, now can be exercised for 10,925,926 shares, and the Tranche B Note now can be converted into 17,728,758 shares (including PIK interest due March 30, 2010). The amended and restated Original Warrant, the New Warrant and the amended and restated Tranche B Note all contain anti-dilution protection in the event the Company issues in excess of 16,403,409 shares of its common stock. The outstanding principal of the amended and restated Tranche B Note (including PIK interest) is convertible into shares of the Company’s common stock at the initial conversion price of $0.612 per share.

The First Amendment revised covenants and contains other modifications to the credit agreement. As a result of the modifications, the Company will only have partial access to the $10 million revolving line of credit, for specified purposes, until the Company is in compliance with the original financial covenants of the loan agreement.

The First Amendment has been accounted for as a debt extinguishment of the original debt in accordance with generally accepted accounting principles. The Company has determined that the fair value of the new debt resulting from the First Amendment is approximately $8.4 million, while the face value of the debt continues to be $10.9 million.  In determining the fair value of the new debt, the Company used a discount rate of 40%, representing the expected rate of return adjusted for risk. The difference between the fair value of the new debt and its previous carrying value and the unamortized closing costs related to the old debt resulted in a charge of $7.3 million being recorded as a loss on debt extinguishment.  The Company recorded a debt discount on the convertible notes related to the First Amendment for the difference between the face value of $10.9 million and the fair value of $8.4 million. The amortization of the $2.5 million in debt discounts will be reported as an increase in debt and additional interest expense over the remaining term of the loan agreement. Amortization of debt discount on the original and First Amendment convertible notes amounted to $0.4 million and $1.6 million for the quarter and year-to-date periods ended June 30, 2010. The remaining unamortized discount was $2.1 million at June 30, 2010.

The additional 6.6 million shares that the Tranche B Note can be converted into along with the additional warrants to purchase 13.6 million shares had a fair value of approximately $26.8 million as of the April 5, 2010 agreement date, which increased the Company’s  derivative instrument liabilities and increased additional non-cash interest expense.

The fair value of the warrants and the beneficial conversion feature were $10.4 million and $2.5 million, respectively, at June 30, 2010, and $7.6 million and $5.4 million, respectively, at December 31, 2009 and are recorded as a liability on the Consolidated Balance Sheet. At June 30, 2010, the fair value adjustment to the warrants and the beneficial conversion feature resulted in $30.3 million being recorded as a reduction to the derivative instruments liability and a reduction in non-cash interest expense primarily as a result of the decrease in the Company’s stock price between April 5, 2010 and June 30, 2010.

For the second quarter of 2010, the net impact of the First Amendment and fair value valuation adjustments resulted in a reduction to net interest of $3.6 million.

Operating results for the six month period ended June 30, 2010 failed to meet the revised debt covenants set with H.I.G. All American, LLC (H.I.G.) in the First Amendment to the Loan Agreement. H.I.G. has waived the covenant defaults through July 31, 2010 in exchange for a waiver fee and expenses of $0.8 million representing the value of the penalties prescribed in the First Amendment, plus expenses, and the issuance on August 24, 2010 of the Second Amended and Restated Tranche B Note (the “Second Amendment”).  The Second Amendment provides that the waiver fee and expenses, plus accrued interest on the convertible debt thru August 24, 2010 of $0.8 million, be added to the principal amount of the convertible note.  As a result of the Second Amendment, the Tranche B Note has a face value of $12.5 million.  The Board of Directors and H.I.G. are currently in discussions to work out mutually acceptable agreements for the long-term. Since the Company cannot be assured it will be in compliance with the existing covenants after July 31, 2010 and discussions with H.I.G. regarding revised covenants are continuing. As of June 30, 2010 the convertible note is recorded as a current liability in current maturities of long-term debt and the fair value of derivative instruments relating to the warrants and conversion feature is also recorded as a current liability.

On August 3, 2010, H.I.G. All American, LLC (“H.I.G.”) exercised all of the warrants issued to them up to that date to purchase 20,483,865 shares of the Company’s common stock for $204.84 in connection with the Convertible Debt Loan Agreement dated October 27, 2009 (see Note 12 of Notes to Consolidated Financial Statements). As a result of the shares purchased by H.I.G., a total of 36,683,999 shares of common stock are outstanding, of which H.I.G. holds 55.8%.

On August 5, 2010, in connection with the exercise of warrants by H.I.G., the Company issued a new warrant (the “New Warrant”) to H.I.G. that is exercisable for the number of shares necessary to maintain H.I.G.’s percentage ownership of the Company’s common shares if the Company issues, on a fully diluted basis, more than 36,887,274 common shares. The New Warrant was issued pursuant to anti-dilution provisions contained in the original Loan Agreement dated October 27, 2009.

Index

CRITICAL ACCOUNTING POLICIES

The preparation of the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Historically, actual results have not been materially different from the Company's estimates. However, actual results may differ from these estimates under different assumptions or conditions. A summary of the Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in the Company’s 10-K Report for the year ended December 31, 2009. During the first six months of fiscal 2010, there was no material change in the accounting policies and assumptions previously disclosed.

Index

Forward-Looking Statements

This Form 10-Q Report contains certain statements that are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on management’s expectations and beliefs concerning future events. Forward-looking statements are subject to risks and uncertainties, and are dependent on various factors, many of which are outside the control of the Company. These uncertainties and other factors include, but are not limited to:

•	liquidity;
•	the ability of the management team to achieve desired results;
•	interest rates, which affect the affordability of the Company's products;
•	consumer confidence, the availability of credit to consumers and commercial customers;
•	the availability and related costs of working capital and financing to the Company;
•	uncertainties regarding the length and depth of the recession and timing and speed of recovery in the housing market;
•	the ability of the Company to obtain adequate bid and performance bonds with reasonable collateral requirements;
•	the ability to produce buses to meet demand;
•	the availability to the Company of chassis utilized for bus production;
•	the availability of financing to the Company’s customers, in consumer, commercial and government markets;
•	the Company’s ability to introduce new homes and features that achieve consumer acceptance;
•	the margins associated with the mix of products the Company sells in a particular period;
•	the impact of foreclosures on the broader housing market;
•	adverse weather conditions affecting home deliveries;
•	potential liabilities under repurchase agreements and guarantees;
•	tax law changes could make home ownership more expensive or less attractive;
•	legislation governing the relationships of the Company with its builders;
•	the price volatility of materials used in production and the ability to pass on rapidly increasing costs of product components and raw materials to end buyers;
•	the availability and cost of real estate for residential housing;
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

•	the Company’s ability to increase gross margins which are critical whether or not there are increased sales;
•	the Company’s use of incentives at either the wholesale or retail level;
•	the dependence on key customers within certain product types;
•	the addition or loss of builders;
•	the introduction and marketing of competitive product by others, including significant price discounting offered by others;
•	uncertainties regarding the impact of the disclosed restructuring steps;
•	the ability to sell excess properties held by the Company;
•	the ability to attract and retain qualified senior managers;
•	the availability of collateral posted for various bonds, or the timing of restrictions being released on restricted cash;
•	the ability of the Company to reach agreement with H.I.G. regarding revised covenants at reasonable terms and the ability to meet the revised covenants in future periods;
•	the availability of the Company of chassis utilized for bus production and the availability of chassis financing to procure the chassis.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

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

There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), other than the new business and financial system described above during the periods covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 6. Exhibits

See Index to Exhibits incorporated by reference herein.

Index

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALL AMERICAN GROUP, INC.
(Registrant)

Date: August 25, 2010	By:	/s/ Richard M. Lavers
Richard M. Lavers, Chief Executive Officer

Date: August 25, 2010	By:	/s/ Colleen A. Zuhl
Colleen A. Zuhl, Chief Financial Officer

Date: August 25, 2010	By:	/s/ Stephen L. Patterson
Stephen L. Patterson, Corporate Controller

Index
INDEX TO EXHIBITS

Number Assigned In Regulation S-K, Item 601	Description of Exhibit

(3)(a)(i)	Articles of Incorporation of the Company as amended on May 30, 1995 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

(3)(a)(ii)	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4.2 to the Company's Form S-3 Registration Statement, File No. 333-14579).

(3)(b)	By-Laws as modified through October 27,2009 (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K/A filed October 29, 2009).

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

(10)(f)
Common Stock Purchase Warrant dated August 5, 2010, among All American Group, Inc. (f/k/a Coachmen Industries, Inc.) and H.I.G. All American, LLC, (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed August 11, 2010).

(10)(g)
Second Amended and Restated 20% Secured Subordinated Convertible Tranche B Note, dated August 24, 2010, by and among All American Group, Inc. and H.I.G. All American, LLC, (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed August 25, 2010).

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.