Form 10-Q/A
period 2010-09-30
ALL AMERICAN GROUP INC
filed 2010-12-17
CIK 21212

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Number of shares of Common Stock, without par value, outstanding as of the close of business on November 30, 2010:  36,750,083

Explanatory Note

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (“Amendment No. 1”) is being filed to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the Securities and Exchange Commission on November 12, 2010 (“Original Form 10-Q”) for the purpose of adding disclosure regarding the merger agreement – Note 12 Debt and Note 13 Subsequent Events of Notes to Consolidated Financial Statements, and the reinstatement of a credit facility for purchase of chassis - Liquidity, Capital Resources and Financial Condition of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, the registrant is filing updated exhibits 31.1, 31.2, 32.1 and 32.2 in connection with filing Amendment No. 1.

Except for the matters described above, Amendment No. 1 does not modify or update disclosure in, or exhibits to, the Original Form 10-Q. Furthermore, except for the matters described above, Amendment No. 1 does not change any previously reported financial results. Any information not affected by Amendment No. 1 is unchanged and reflects the disclosures made at the time the Original Form 10-Q was filed.

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

Index

12.  DEBT, Continued.

Second Amendment to the Loan Agreement

Operating results for the six-month period ended June 30, 2010 failed to meet the revised debt covenants set with H.I.G. All American, LLC (H.I.G.) in the First Amendment to the Loan Agreement. H.I.G. has waived the covenant defaults through July 31, 2010 in exchange for a waiver fee and expenses of $0.8 million representing the value of the penalties prescribed in the First Amendment, plus expenses, and the issuance on August 24, 2010 of the Second Amended and Restated Tranche B Note (the “Second Amendment”). The Second Amendment provides that the waiver fee and expenses, plus accrued interest on the convertible debt thru August 24, 2010 of $0.8 million, be added to the principal amount of the convertible note. As a result of the Second Amendment, the Tranche B Note has a face value of $12.5 million. The Company announced on November 8, 2010 that it has agreed to be acquired by affiliates of All American Group Holdings, LLC, which is an affiliate of H.I.G. All American, LLC, in a merger (see Note 13 Subsequent Events). Since the Company is not in compliance with the existing covenants, the convertible note is recorded as a current liability in current maturities of long-term debt and the fair value of derivative instruments relating to the new warrant and conversion feature was also recorded as a current liability.

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

Index

13.  SUBSEQUENT EVENTS.

The Company announced on November 8, 2010 that it has agreed to be acquired by affiliates of All American Group Holdings, LLC, which is an affiliate of H.I.G. All American, LLC, in a merger that would result in the Company’s shareholders (other than H.I.G. and shareholders that perfect their dissenters' rights under Indiana law) receiving $0.20 per share in cash, and all shareholders (other than shareholders that perfect their dissenters' rights under Indiana law) receiving an interest in a liquidating trust that will have a contingent right to receive proceeds from the sale of the Company’s specialty vehicle business.

Upon closing of the merger, the specialty vehicle business will be offered for sale.  The surviving corporation is not required to sell the specialty vehicle business unless the net proceeds to the surviving corporation are at least $12 million. The Company can make no assurance that this amount will be achieved or that there will be a sale. The sale of the specialty vehicle business will be negotiated on behalf of the Company by a sale committee. The special committee of the Company's Board of Directors will appoint two out of three members of the sale committee that will have the authority to find a buyer for the specialty vehicle business and negotiate the sale of such business.

The sale committee has nine months from the effective time of the merger to execute a letter of intent with a potential buyer and consummate the sale of the specialty vehicle business within 90 days thereafter. The excess sale proceeds, if any, over $5 million will be deposited in the liquidating trust for distribution to all former AAG shareholders pro rata (in addition to the $0.20 per share to be paid to the non-HIG Shareholders in connection with the closing of the merger). The Company cannot give assurance that the sale of the assets will be completed within the required time frame or that it will bring a sufficient amount of net sale proceeds to provide the shareholders any additional consideration.

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

On October 18, 2010 the financial institution that finances the Company’s consigned chassis inventory used for bus production suspended the Company’s credit line. These consigned chassis are purchased from an automobile manufacturer under a converter pool agreement. On December 6, 2010, this financial institution agreed to reinstate this credit facility through March 31, 2011. This reinstatement required additional letters of credit to support this credit facility, and the Company has posted cash collateral to support the letters of credit.

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

Index

Second Amendment to the Loan Agreement

Operating results for the six-month period ended June 30, 2010 failed to meet the revised debt covenants set with H.I.G. All American, LLC (H.I.G.) in the First Amendment to the Loan Agreement. H.I.G. has waived the covenant defaults through July 31, 2010 in exchange for a waiver fee and expenses of $0.8 million representing the value of the penalties prescribed in the First Amendment, plus expenses, and the issuance on August 24, 2010 of the Second Amended and Restated Tranche B Note (the “Second Amendment”). The Second Amendment provides that the waiver fee and expenses, plus accrued interest on the convertible debt thru August 24, 2010 of $0.8 million, be added to the principal amount of the convertible note. As a result of the Second Amendment, the Tranche B Note has a face value of $12.5 million. The Company announced on November 8, 2010 that it has agreed to be acquired by affiliates of All American Group Holdings, LLC, which is an affiliate of H.I.G. All American, LLC, in a merger (see Note 13 Subsequent Events). Since the Company is not in compliance with the existing covenants, the convertible note is recorded as a current liability in current maturities of long-term debt and the fair value of derivative instruments relating to the warrants and conversion feature was also recorded as a current liability.

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

•	the Company’s ability to increase gross margins which are critical whether or not there are increased sales;
•	the Company’s use of incentives at either the wholesale or retail level;
•	the dependence on key customers within certain product types;
•	the addition or loss of builders;
•	the introduction and marketing of competitive product by others, including significant price discounting offered by others;
•	uncertainties regarding the impact of the disclosed restructuring steps;
•	the ability to sell excess properties held by the Company;
•	the ability to attract and retain qualified senior managers;
•	the availability of collateral posted for various bonds, or the timing of restrictions being released on restricted cash;
•	the merger proposed with All American Group Holdings, LLC, an affiliate of H.I.G. All American, LLC, is not consummated;
•	the availability to the Company of chassis utilized for bus production and the availability of chassis financing to procure the chassis.

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

ALL AMERICAN GROUP, INC.
(Registrant)

Date: December 17, 2010	By:	/s/ Richard M. Lavers
Richard M. Lavers, Chief Executive Officer

Date: December 17, 2010	By:	/s/ Colleen A. Zuhl
Colleen A. Zuhl, Chief Financial Officer

Date: December 17, 2010	By:	/s/ Stephen L. Patterson
Stephen L. Patterson, Corporate Controller

Index

INDEX TO EXHIBITS

Number Assigned In Regulation S-K, Item 601	Description of Exhibit

(3)(a)(i)	Articles of Incorporation of the Company as amended on May 30, 1995 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

(3)(a)(ii)	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4.2 to the Company's Form S-3 Registration Statement, File No. 333-14579).

(3)(a)(iii)	Articles of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed May 5, 2010).

(3)(a)(iv)	Articles of Amendment to Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed October 12, 2010).

(3)(b)	By-Laws as modified through October 27, 2009 (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K/A filed October 29, 2009).

(10)(a)	Entry into a Material Definitive Contract for production of Modular Units for Casper College.

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